Form 10-K
period 2009-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-03-31
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 333-151532

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the common shares held by non-affiliates of the registrant was $0. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2010, there were 1.7 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Table of Contents

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that the Company’s expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-151532) of Lightstone Value Plus Real Estate Investment Trust II, Inc. filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT, a Maryland corporation, was formed on April 28, 2008 primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America. The Lightstone REIT intends to acquire portfolios and individual properties, with its commercial holdings expected to consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties, and residential properties located either in or near major metropolitan areas. In addition, the Lightstone REIT may further diversify its portfolio by investing up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT II, L.P., a Delaware limited partnership formed on April 30, 2008 (the “Operating Partnership”). We refer to the Lightstone REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, the Operating Partnership or the Company as required by the context in which such pronoun is used.

Our business is managed by Lightstone Value Plus REIT II, LLC (the “Advisor”), an affiliate of the Lightstone Group (our “Sponsor”), under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our board of directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 170 properties containing approximately 10,620 multifamily units, 5.2 million square feet of office space, 2.8 million square feet of industrial space, and 12.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 25 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey, Illinois and Maryland, our sponsor employs approximately 1,050 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor, on December 8, 2009, entered into a definitive agreement to dispose of all of its outlet centers interests, which comprises of approximately 8 million square feet of the $12.5 million square feet of retail space owned.

Offering and Structure

The Lightstone REIT commenced an initial public offering to sell a maximum of 51,000,000 shares of common shares on April 24, 2009, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to our dividend reinvestment plan, 75,000 shares reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s employee and director incentive restricted share plan). The Lightstone REIT’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Lightstone REIT issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. As of September 30, 2009, the Lightstone REIT had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through December 31, 2009, cumulative gross offering proceeds of $11.5 million were released to the Lightstone REIT.  The Lightstone REIT invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.98% general partnership interest at December 31, 2009 and 99.01% general partnership interest at December 31, 2008 in the Operating Partnership’s common units.  The Lightstone REIT expects that its ownership percentage in the Operating Partnership will remain significant as it plans to continue to invest all net proceeds from the Offering and its ongoing Dividend Reinvestment Plan in the Operating Partnership.

The Lightstone REIT will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.  Our Sponsor will purchase subordinated general partner participation units (“subordinated profits interests”) to offset a portion of these costs.

Noncontrolling Interest – Partners of Operating Partnership

On May 20, 2008, the Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by Lightstone REIT from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    As of December 31, 2009, Lightstone SLP II, LLC had not purchase any subordinated profits interests.

Operations - Operating Partnership Activity

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in North America. The Company’s commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties.   All such properties may be acquired and operated by the Company alone or jointly with another party. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.  Since inception, the Company has completed the following acquisitions and investments:

2008
During 2008, the Company did not have any acquisitions or investments.

2009
During November 2009, the Operating Partnership acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that primarily invests in commercial mortgage-backed securities (“CMBS”).

Affiliates of Lightstone Value Plus REIT Management LLC (the “Property Manager”) will manage all of our properties and development activities.

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the offering and will continue to receive compensation and fees and services for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objectives are:

•	Capital appreciation; and

•	Income without subjecting principal to undue risk.

Acquisition and Investment Policies

We intend to acquire commercial and residential real estate properties located principally in North America. Our acquisitions may include both portfolios and individual properties, with our commercial holdings expected to consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties, and residential properties located either in or near major metropolitan areas. We generally intend to hold each property for seven to ten years.

We expect that we will acquire the following types of real estate interests:

•
Fee interests in market-rate multifamily properties located either in or near major metropolitan areas.  We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.

•
Fee interests in “power” shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and sub-markets.  “Power” shopping centers are large retail complexes that are generally unenclosed and located in suburban areas that typically contain one or more large brand name retailers rather than a department store anchor tenants.  We will attempt to identify those sub-markets with constraints on the amount of additional property supply will make future competition less likely.

•
Fee interests in improved, multi-tenant, industrial properties and properties that contain industrial and office space located near major transportation arteries and distribution corridors with limited management responsibilities.

•	Fee interests in improved, multi-tenant, office properties located near major transportation arteries with limited management responsibilities.

•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

Our advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to properties for the purpose of facilitating acquisition or financing by us, the completion of rehabilitation of the property or any other purpose related to our business.

We expect that all of the properties will be owned by subsidiary limited partnerships or limited liability companies. These subsidiaries will be single-purpose entities that we create to own a single property, and each will have no assets other than the property it owns. These entities represent a useful means of shielding our operating partnership from liability under state laws and will make the underlying properties easier to transfer. However, tax law disregards single-member LLCs and so it will be as if the operating partnership owns the underlying properties for tax purposes. Use of single-purpose entities in this manner is customary for REITs. Our independent directors are not required to approve all transactions involving the creation of subsidiary limited liability companies and limited partnerships that we intend to use for investment in properties on our behalf. These subsidiary arrangements are intended to ensure that no environmental or other liabilities associated with any particular property can be attributed against other properties that the operating partnership or we will own. The limited liability aspect of a subsidiary’s form will shield parent and affiliated (but not subsidiary) companies, including the operating partnership and us, from liability assessed against it. No additional fees will be imposed upon the REIT by the subsidiary companies’ managers and these subsidiaries will not affect our stockholders’ voting rights.

In addition, we may further diversify our portfolio by investing up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly.

We may also acquire majority or minority interest in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our board of directors deems desirable or advantageous to acquire.

Not more than 10% of our total assets will be invested in unimproved real property (and will only invest in unimproved real property intended to be developed) or in mortgage loans on unimproved real property.  We will not invest in contracts for the sale of real estate unless in recordable form and appropriately recorded. Additionally, we will not make or invest in mortgage loans or mezzanine loans unless an appraisal is obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency.

Although we are not limited as to the geographic area where we may conduct our operations, we intend to invest in properties located near the existing operations of our Sponsor, in order to achieve economies of scale where possible. We are not limited as to the geographic area where we may conduct our operations, and may expand our focus to include properties located outside of North America. We do not anticipate that these international investments would comprise more than 10% of our portfolio.

Financing Strategy and Policies

We intend to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount we may invest in any single property or on the amount we can borrow for the purchase of any property.    Our charter restricts the aggregate amount we may borrow, both secured and unsecured, to 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the board of directors and disclosure to the stockholders.  In addition, our charter limits our aggregate long-term permanent borrowings (having a maturity greater than two years) to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders.  Our charter also prohibits us from making or investing in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed 85% of the property’s appraised value.

We may finance our property acquisitions through a variety of means, including but not limited to single property mortgages, as well as, mortgages cross-collateralized by a pool of property and through exchange of an interest in the property for limited partnership units of the Operating Partnership.  Generally, though not exclusively, we intend to seek to finance our properties with debt which will be on a non-recourse basis.  However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms.

Dividend Objectives

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of the board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our stockholders as of daily record dates and aggregate and pay such dividends quarterly.

On November 3, 2009, our board of directors declared our first dividend for the three-month period ending December 31, 2009 in the amount of $0.00178082191 per share per day to stockholders of record at the close of each business day during the applicable period.  The annualized rate declared was equal to 6.5%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period.

Total dividends declared during the years ended December 31, 2009 and 2008 were $0.2 million and zero, respectively.

On March 23, 2010, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.00178082191  per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2010.

Tax Status

We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2009 federal tax return. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. It is our intention to adhere to these requirements and obtain as well as maintain our REIT status.  As of the date of this Annual Report on Form 10-K, we are not qualified as a REIT. Once we qualify for taxation as a REIT, we generally will not be subject to corporate federal income tax to the extent we distribute our taxable income to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates.

Competition

The retail, lodging, office, industrial and residential real estate markets are highly competitive. We will compete in all of our markets with other owners and operators of retail, lodging, office, industrial and residential real estate. The continued development of new retail, lodging, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by the Lightstone REIT. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from this offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to our Lightstone REIT in tax-deferred transactions using our operating partnership units as transactional currency. As a result, we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an advisory agreement with our Advisor on February 17, 2009, pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We will pay our Advisor fees for services related to the investment and management of our assets, and we will reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We are dependent upon the net proceeds received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate related investments will be obtained from the Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission, or SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our web site is www.LightstoneREIT.com.

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors.  This section contains forward-looking statements.  You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 3. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to the Offering and the Common Stock

Because this is initially a blind pool offering, you may not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative. We do not currently own properties or other investments, with the exception of one investment purchase of $1.7 million, we have not obtained any financing and we do not currently conduct any operations. Because we have not yet acquired or identified any investments that we may make, we are not able to provide you with information to evaluate our investments prior to acquisition. You will be unable to evaluate the economic merit of real estate projects before we invest in them and will be relying entirely on the ability of our advisor to select well-performing investment properties. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness, and you will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that your investment may not generate returns comparable to our competitors.

We are a newly formed company with no operating history upon which to evaluate our likely performance. We do not currently own properties or other investments, with the exception of one investment purchase of $1.7 million, we have not obtained any financing and we do not currently conduct any operations. Therefore, we do not have an operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

If lenders are not willing to make loans to our sponsor because of recent defaults on some of the sponsor’s properties, lenders may be less inclined to make loans to us and we may not be able to obtain financing for our acquisitions.  U.S. and international markets are currently experiencing increased levels of volatility due to a combination of factors, including decreasing values of residential and commercial real estate, limited access to credit, the collapse or near collapse of certain financial institutions, higher energy costs, decreased consumer spending and fears of a national and global recession. Certain of our sponsor’s program and non-program properties have been adversely affected by recent market conditions and their impact on the real estate market. After an analysis of these factors and other factors, taking into account the increased costs of borrowing, the dislocation in the credit markets and that certain properties are not generating sufficient cash flow to cover their fixed costs, the sponsor has elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may increase the time it takes for us to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

Our dealer manager has limited experience in public offerings. Our dealer manager, Lightstone Securities, LLC, which we sometimes refer to as “Lightstone Securities,” was formed in 2004 and has conducted one public offering such as this. This lack of experience may affect the way in which Lightstone Securities conducts the offering. Since it was formed in 2004, Lightstone Securities does not have well established relationships with registered broker dealers, registered investment advisors and bank trust departments, which increase the risk that we will not achieve the minimum offering.

The price of our common stock is subjective and may not bear any relationship to what a stockholder could receive if it was sold. Our board of directors arbitrarily determined the offering price of the common stock and such price bears no relationship to any established criteria for valuing issued or outstanding shares. It determined the offering price of our shares of common stock based primarily on the range of offering prices of other REITs that do not have a public trading market. In addition, our board of directors set the offering price of our shares at $10, a round number, in order to facilitate calculations relating to the offering price of our shares. However, the offering price of our shares of common stock may not reflect the price at which the shares may trade if they were listed on an exchange or actively traded by brokers, nor of the proceeds that a stockholder may receive if we were liquidated or dissolved.

The dealer manager has not made an independent review of us or this prospectus. Our dealer manager, Lightstone Securities, is one of our affiliates and has not and will not make an independent due diligence review of us or the offering. Therefore, you will not have the benefit of a due diligence review conducted by an unaffiliated managing dealer in connection with your investment in this offering.

Our common stock is not currently listed on an exchange or trading market and is illiquid. There is currently no public trading market for the shares. Following this offering, our common stock will not be listed on a stock exchange. Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

Distributions to stockholders may be reduced or not made at all. Distributions will be based principally on cash available from our properties. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•
Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that are affecting real property.  If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.

•	Cash available to make distribution may decrease if the assets we acquire have lower cash flows than expected.

•
A substantial period of time (i.e. up to one year) may pass between the sale of the common stock through this offering and our purchase of real properties.  During that time, we may invest in lower yielding short term instruments, which could result in a lower yield on your investment.

•
In connection with future property acquisitions, we may issue additional shares of common stock and/or operating partnership units or interests in the entities that own our properties.  We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you.  If we issue additional shares, that issuance could reduce the cash available for distributions to you.

•
We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax.  Difference in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the distributions we have paid and/or declared. We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and distributions at any particular level, if at all. As we raise proceeds from this offering, the sufficiency of cash flow to fund future distributions with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and distributions.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect your overall return. We may pay distributions from sources other than from our cash flow from operations. Until we acquire properties or real estate-related investments, we will not generate sufficient cash flow from operations to pay distributions and we intend to fund our distributions, in part, by proceeds of this offering. If we fund distributions from the proceeds of this offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third party investors. Payment of distributions from these sources would restrict out ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse affect on your investment.

Our board of directors may amend or terminate our distribution reinvestment program. The directors, including a majority of independent directors, may by majority vote amend or terminate the distribution reinvestment program upon 30 days notice to participants. If our directors terminate our distribution reinvestment program, you will not be able to reinvest your distributions to purchase our shares at a lower price, which may have a material effect on your investment.

You may not be able to receive liquidity on your investment through our share repurchase program. Limitations on participation in our share repurchase program, and the ability of our board of directors to modify or terminate the plan, may restrict your ability to participate in and receive liquidity on your investment through this program.

Your percentage of ownership may become diluted if we issue new shares of stock. Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, upon exercise of options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. In addition, we may also issue shares under our Employee and Director Incentive Restricted Share Plan. Investors purchasing common stock in this offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders. Our charter permits our board of directors to issue up to 100,000,000 shares of stock, including 10,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act. We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The Company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”
Since we will be primarily engaged in the business of acquiring real estate, we believe that the company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the Company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception.  Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans.  The Company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past.  These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago.  No assurance can be given that the SEC staff will concur with our classification of our assets.  In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act.  If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act.  To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The subordinated profits interests will entitle Lightstone SLP II LLC, which is controlled and directly owned by The Lightstone Group, our sponsor, to certain payments and distributions that will significantly reduce the distributions available to you after a 7% return. Lightstone SLP II LLC will receive returns on its subordinated profits interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its subordinated profits interests that will be issued as more proceeds are raised in this offering. In addition, if the advisory agreement is terminated we may repay Lightstone SLP II LLC up to $51,000,000 for its investment in the subordinated profits interests, which will result in a smaller pool of assets available for distribution to you.

Conflicts of Interest

There are conflicts of interest between our dealer manager, advisor, property managers and their affiliates and us. David Lichtenstein, our sponsor, is the founder of The Lightstone Group, LLC which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and owns our advisor, our property managers, our operating partnership, our dealer manager and affiliates, except for us, although as of December 31, 2009, he owns 1.6%  of our shares indirectly through our advisor. Our advisor does not advise any entity other than us.  However, employees of our advisor are also employed by Lightstone Value Plus REIT, LLC, the advisor to Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), the sponsor’s other public program. Mr. Lichtenstein is one of our non-independent directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

We do not have employees and we will rely on the employees of our sponsor and its affiliates, which may create a conflict of interest. We will rely on the employees of our sponsor and its affiliates to manage and operate our business. Our sponsor and its affiliates are general partners, managing members and sponsors of other real estate programs having similar investment objectives to ours. The employees of our sponsor and its affiliates currently control and/or operate other entities that own properties in the many markets in which we may seek to invest, and they spend a material amount of time managing these properties and other assets that are unrelated to our business. Each of our executive officers is also an officer of our sponsor and/or its affiliates, and as a result these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because our sponsor and its affiliates have these interests in other real estate programs and engage in other business activities, the employees of our sponsor and its affiliates may experience a conflict of interest in allocating their time and resources among our business and these other activities. Some of these individuals could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material effect on our operations and your investment.

Certain of our affiliates who provide services to us may be engaged in competitive activities. Our advisor, property managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment following the final closing of this offering, and after 75% of the total gross proceeds from the offering of the shares offered for sale pursuant to this offering have been invested or committed for investment in real properties.

Our Sponsor’s other public program, Lightstone I, may be engaged in competitive activities. Our advisor, property managers and their respective affiliates through activities of Lightstone I may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including Lightstone I may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives. In accordance with one of our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our sponsor or with unaffiliated third parties. Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly. For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk that the co-venturers may not be able to agree on matters relating to the property they jointly own. In addition, the fiduciary obligation that our sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may purchase real properties from persons with whom affiliates of our advisor have prior business relationships. If we purchase properties from third parties who have sold, or may sell, properties to our advisors or its affiliates, our advisor may experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers. As a result of this conflict, the terms of any transaction between us and such third parties may not reflect the terms that we would receive in the market on an arm’s length basis. If the terms we receive in a transaction are less favorable to us, our results from operations may be adversely affected.

Property management services are being provided by an affiliated party. Our property managers are controlled by our sponsor, and are thus subject to an inherent conflict of interest. In addition, our advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of our property managers because the property managers may lose fees associated with the management of the property. Specifically, because the property managers will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Our advisor and its affiliates receive fees and other compensation based upon our investments. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our advisor and its affiliates benefit from us retaining ownership of our assets and leveraging our assets, while our stockholders may be better served by sale or disposition or not leveraging the assets. In addition, the advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of the advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock. Because asset management fees payable to our advisor are based on total assets under management, including assets purchased using debt; our advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management.

Our sponsor may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between our sponsor and its affiliates. The property managers and the advisor will manage our day-to-day operations and properties pursuant to management agreements and an advisory agreement. These agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

We may compete with other entities affiliated with our sponsor for tenants. The sponsor and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. The sponsor or its affiliates may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by the sponsor and its affiliates. The sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the sponsor and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We have the same legal counsel as our sponsor and its affiliates, which could result in a conflict of interest. Proskauer Rose LLP acts as legal counsel to us and also represents our sponsor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

Each member of our Board of Directors is also on the Board of Directors of Lightstone Value Plus Real Estate Investment Trust, Inc.  Each of our directors is also a director of Lightstone Value Plus Real Estate Investment Trust, Inc.(“Lightstone I”)Accordingly, our Board of Directors will owe fiduciary duties and duties of loyalty to Lightstone I and its stockholders. The loyalties of our directors to Lightstone I may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by its loyalties to Lightstone I and its stockholders. In addition, decisions of our Board of Directors regarding the timing of our property sales could be influenced by concerns that the sales would compete with those of Lightstone I.

Risks Related to our Organization, Structure and Management

Limitations on Changes in Control (Anti-Takeover Provisions). Because of the way we are organized, we would be a difficult takeover target. Certain provisions in our charter, bylaws, operating partnership agreement, advisory agreement and Maryland law may have the effect of discouraging a third party from making an acquisition proposal and could thereby depress the price of our stock and inhibit a management change. Provisions which may have an anti-takeover effect and inhibit a change in our management include:

There are ownership limits and restrictions on transferability and ownership in our charter. In order for us to qualify as a REIT, no more than 50% of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, our charter provides that, subject to some exceptions, no person may beneficially own (i) more than 9.8% in value of our aggregate outstanding stock or (ii) more than 9.8% in terms of the number of outstanding shares or the value of any class or series of our stock, including our common stock. Our board of directors may exempt a person from the 9.8% ownership limit upon such conditions as the board of directors may direct. However, our board of directors may not grant an exemption from the 9.8% ownership limit to any proposed transferee if it would result in the termination of our status as a REIT.
This restriction may:

•
Have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock; or

•	Compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result to forfeit the benefits of owing the additional shares.

Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of the classified or reclassified shares. Our board of directors could establish a series of Preferred Stock that could delay or prevent a transaction or a change in control that might involve a premium price for the Common Stock or otherwise be in the best interest of our stockholders.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of your investment. Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor. In particular, we depend on the skills and expertise of David Lichtenstein, the architect of our investment strategies. We cannot guarantee that all, or any particular one, of our employees will remain affiliated with us or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer.

Further, we do not intend to separately maintain key person life insurance that would provide us with proceeds in the event of death or disability of Mr. Lichtenstein or any of our key personnel. We believe our future success depends upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

The operating partnership agreement contains provisions that may discourage a third party from acquiring us. A limited partner in Lightstone Value Plus REIT II LP, a Delaware limited partnership and our operating partnership, has the option to exchange his or her limited partnership units for cash or, at our option, shares of our common stock. Those exchange rights are generally not exercisable until the limited partner has held those limited partnership units for more than one year. However, if we or the operating partnership propose to engage in any merger, consolidation or other combination with or into another person or a sale of all or substantially all of our assets, or a liquidation, or any reclassification, recapitalization or change of common and preferred stock into which a limited partnership common unit may be exchanged, each holder of a limited partnership unit will have the right to exchange the partnership unit into cash or, at our option, shares of common stock, prior to the stockholder vote on the transaction. As a result, limited partnership unit holders who timely exchange their units prior to the record date for the stockholder vote on any transaction will be entitled to vote their shares of common stock with respect to the transaction. The additional shares that might be outstanding as a result of these exchanges of limited partnership units may deter an acquisition proposal.

Maryland law may discourage a third party from acquiring us. Maryland law restricts mergers and other business combinations and provides that control shares of a Maryland corporation acquired in a control share acquisition may have limited voting rights. The business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any acquisition by any person of shares of our stock, however, this provision may be amended or eliminated at any time in the future.

We may not be reimbursed by our advisor for certain operational stage expenses. Our advisor may be required to reimburse us for certain operational stage expenses. In the event our advisor’s net worth or cash flow is not sufficient to cover these expenses, we will not be reimbursed. This may adversely affect our financial condition and our ability to pay distributions.

Our rights and the rights of our stockholders to take action against the directors and the advisor are limited. Maryland law provides that a director has no liability in that capacity if he or she performs his duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to the restrictions discussed below, our charter, in the case of our directors and officers, and the advisory agreement, in the case of the advisor, require us to indemnify our directors and officers and the advisor for actions taken on our behalf, determined in good faith and in our best interest and without negligence or misconduct or, in the case of independent directors, without gross negligence or willful misconduct. We may, with the approval of our board of directors, provide indemnification to any of our employees or agents. As a result, we and the stockholders may have more limited rights against our directors, officers, employees and agents, and the advisor than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the advisor in some cases.

Stockholders have limited control over changes in our investment objectives and strategies. Our board of directors determines our investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Subject to the investment objectives and limitations set forth in our charter, our board of directors may amend or revise these and other objectives and strategies. Although stockholders will have limited control over changes in our objectives and strategies, our charter requires the affirmative vote of a majority of all votes entitled to be cast on the matter in order for the board of directors to amend our charter (except for amendments that do not adversely affect stockholders’ rights, preferences and privileges or are permitted to be made without stockholder approval under Maryland law or our charter), sell all or substantially all of our assets, cause our merger or other reorganization, or dissolve us.

Certain of our affiliates will receive substantial fees prior to the payment of dividends to our stockholders. We will pay or cause to be paid substantial compensation to our dealer manager, advisor, property managers, management and affiliates and their employees. In addition, our affiliates, Lightstone Securities LLC and Lightstone Value Plus REIT II LLC, will receive compensation for acting, respectively, as our dealer manager and advisor (although we will pay dealer manager fees and selling commissions with the proceeds from the sale of the subordinated profits interests in our operating partnership to the sponsor or an affiliate). In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of dividends to our stockholders and none of these payments are subordinated to a specified return to our stockholders. Also, although our property managers, affiliates of our sponsor, will receive compensation under management agreements, in general this compensation would be dependent on our gross revenues. In addition, other affiliates of our sponsor may from time to time provide services to us if approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

Limitations on Liability and Indemnification

The liability of directors and officers is limited. Our directors and officers will not be liable for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Our directors are also required to act in good faith in a manner believed by them to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his obligations as a director. We are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our advisor and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status, except as limited by our charter. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our charter prohibits us from indemnifying or holding harmless any indemnitee for any loss or liability that we suffer unless certain conditions are met.

We may indemnify our directors, officers and agents against loss. Under our charter, we will, under specified conditions, indemnify and pay or reimburse reasonable expenses to our directors, officers, employees and other agents, including our advisor and its affiliates, against all liabilities incurred in connection with their serving in such capacities, subject to the limitations set forth in our charter. Our advisor and its affiliates may be indemnified and held harmless from liability only if it has been determined in good faith that its actions were in our best interests and it has acted in a manner not constituting negligence or misconduct. We may also enter into any contract for indemnity and advancement of expenses in this regard. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Risks Associated with Our Properties and the Market

Real Estate Investment Risks

Failure to generate sufficient cash flows may reduce distributions to stockholders. We intend to rely primarily on our cash flow from our investments to make distributions to you. The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. The revenue generated and expenses incurred in operating the properties depend on many factors, some of which are beyond our control. For instance, rents from our properties may not increase as expected or the real estate-related investments we buy may not generate the anticipated returns. If our properties do not generate revenue sufficient to meet operating expenses, debt service, and capital expenditures, our cash flows and ability to make distributions to you will be adversely affected.

Economic conditions may adversely affect our income. U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, higher unemployment, less consumer spending and a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. We cannot predict when the real estate markets will recover. As a result, the value of our properties may decline if current market conditions persist or worsen.

A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. The continued rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

The profitability of our acquisitions is uncertain. We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

Real estate investments are illiquid. Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. While some of our properties may be leased on a triple-net-lease basis or require the tenants to pay a portion of the expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value. The commercial and residential real estate markets may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

The bankruptcy or insolvency of a major commercial tenant would adversely impact us. Any or all of our commercial tenants, or a guarantor of a commercial tenant’s lease obligations, could be subject to a bankruptcy proceeding. The bankruptcy or insolvency of a significant commercial tenant or a number of smaller commercial tenants would have an adverse impact on our income and our ability to pay dividends because a tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to you.

Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will continue our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owing under the lease will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore this claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. While the bankruptcy of any tenant and the rejection of its lease may provide us with an opportunity to lease the vacant space to another more desirable tenant on better terms, there can be no assurance that we would be able to do so.

We may depend on commercial tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial tenants. Our reliance on single or significant commercial tenants in certain buildings may decrease our ability to lease vacated space. Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms. A default by a commercial tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a commercial tenant’s election not to extend a lease upon its expiration could have an adverse effect on our income, general financial condition and ability to pay distributions. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the commercial tenants of our properties.

Lease payment defaults by commercial tenants would most likely cause us to reduce the amount of distributions to stockholders. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default by a significant commercial tenant or a substantial number of commercial tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.

Even if the tenants of our properties do renew their leases or we relet the units to new tenants, the terms of renewal or reletting may be less favorable than current lease terms. If the lease rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Commercial tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Therefore, the weakening of the financial condition of a significant commercial tenant or a number of smaller commercial tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations.

A property that incurs a vacancy could be difficult to re-lease. A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. If we terminate any lease following a default by a lessee, we will have to re-lease the affected property in order to maintain our qualification as a REIT. If a tenant vacates a property, we may be unable either to re-lease the property for the rent due under the prior lease or to re-lease the property without incurring additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights against, and collecting rents (and, in some cases, real estate taxes and insurance costs) due from a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce cash available to make distributions to our stockholders.

In many cases, tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell such merchandise or provide such services. When re-leasing space after a vacancy is necessary, these provisions may limit the number and types of prospective tenants for the vacant space.

We also may have to incur substantial expenditures in connection with any re-leasing. A number of our properties may be specifically suited to the particular needs of our tenants. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, particularly if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash dividends to be distributed to stockholders. As noted above, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) is generally not reduced when circumstances cause a reduction in income from the investment. The failure to re-lease or to re-lease on satisfactory terms could result in a reduction of our income, funds from operations and cash available for distributions and thus affect the amount of distributions to you. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may be unable to sell a property if or when we decide to do so. We may give some commercial tenants the right, but not the obligation, to purchase their properties from us beginning a specified number of years after the date of the lease. Some of our leases also generally provide the tenant with a right of first refusal on any proposed sale provisions. These policies may lessen the ability of the advisor and our board of directors to freely control the sale of the property.

Although we may grant a lessee a right of first offer or option to purchase a property, there is no assurance that the lessee will exercise that right or that the price offered by the lessee in the case of a right of first offer will be adequate. In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Even absent such restrictions, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We may not be able to sell any property for the price or on the terms set by us, and prices or other terms offered by a prospective purchaser may not be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct such defects or to make such improvements.

We may not make a profit if we sell a property. The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied there from.

Our properties may not be diversified. Our properties may not be well diversified and their economic performance could be affected by changes in local economic conditions.

If we are unable to diversify our investments by industry, a downturn in any particular industry may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments.

If we are unable to diversify our investments by region, our performance will be linked to a greater extent to economic conditions in the regions in which we acquire properties. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you.

We may incur liabilities in connection with properties we acquire. Our anticipated acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;
•	claims by tenants, vendors or other persons dealing with the former owners of the properties;
•	liabilities incurred in the ordinary course of business; and
•	claims for indemnification by general partners, directors, offices and others indemnified by the former owners of the properties.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on your investment. We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, real estate investment trusts and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, office, retail, lodging, industrial and other properties that will be seeking investments and tenants for these properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Internal Revenue Code to distribute significant amounts of cash from operations to our stockholders. Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. These competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and creditworthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

We may not have control over costs arising from rehabilitation of properties. We may elect to acquire properties which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specifications.

We may incur losses as result of defaults by the purchasers of properties we sell in certain circumstances. If we decide to sell any of our properties, we will use our best efforts to sell them for cash. However, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law. There are no limitations or restrictions on our ability to take purchase money obligations. We may incur losses as a result of such defaults, which may adversely affect our available cash and our ability to make distributions to stockholders.

We may experience energy shortages and allocations. There may be shortages or increased costs of fuel, natural gas, water, electric power or allocations thereof by suppliers or governmental regulatory bodies in the areas where we purchase properties, in which event the operation of our properties may be adversely affected. Increased costs of fuel may reduce discretionary spending on luxury retail items, which may adversely affect our retail tenants if we purchase retail properties. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy and rising costs of energy for their customers. Such adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.

We have limited experience with international investments. Neither we nor our sponsor, The Lightstone Group, or any of its affiliates have any substantial experience investing in properties or other real estate-related assets located outside the United States. We may acquire real estate assets located outside the United States and may make or purchase mortgage or mezzanine loans made by a buyer located outside of the United States or secured by property located outside of the United States. We may not have the expertise necessary to maximize the return on our international investments.

Your investment may be subject to additional risks if we make international investments. We may purchase real estate assets located outside the United States and may make or purchase mortgage or mezzanine loans or joint venture interests in mortgage or mezzanine loans made by a borrower located outside the United States or secured by property located outside the United States. Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates or exchange controls or other currency restrictions and fluctuations in exchange ratios related to foreign currency;
•	adverse market conditions caused by inflation or other change in national or local economic conditions;
•	changes in relative interest rates;
•	change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•	lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);
•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in these laws;
•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
•	legal and logistical barriers to enforcing our contractual rights; and
•	expropriation, confiscatory taxation and nationalization of our assets located in the markets where we operate;

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

We may acquire properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.  We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Lock-out provisions may restrict sales or refinancings for a certain period in order to comply with the applicable government regulations. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to you. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

We may be affected by foreign government regulations and actions and foreign conditions. If we pursue investment opportunities in international markets, foreign laws and governmental regulations may be applicable to us, our affiliates and our investors. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur. Further, economic and political factors, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders in the United States, but primarily in the foreign countries in which we may invest, can have a major impact on us.

Retail Industry Risks

Retail conditions may adversely affect our income. A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space. In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions may also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition with other retail channels may reduce our profitability and the return on your investment. We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations. However, our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

Residential Industry Risks

The short-term nature of our residential leases may adversely impact our income. If our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Because substantially all of our residential leases will be for apartments, they will generally be for terms of no more than one or two years. If we are unable to promptly renew the leases or relet the units then our results of operations and financial condition will be adversely affected. Certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

The economic downturn has adversely affected the residential industry and may affect operations for the residential properties that we acquire. As a result of the effects of the current economic downturn, including increased unemployment rates, the residential industry has experienced a decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse affect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Lodging Industry Risks

We may be subject to the risks common to the lodging industry. Our hotels will be subject to all of the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

We do not have control over the market and business conditions that affect the value of our lodging properties, and adverse changes with respect to such conditions could have an adverse effect on our results of operations, financial condition and cash flows. Hotel properties, including extended stay hotels, are subject to varying degrees of risk generally common to the ownership of hotels, many of which are beyond our control, including the following:

•	increased competition from other existing hotels in our markets;

•	new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

•	declines in business and leisure travel;

•	increases in energy costs, increased threat of terrorism; terrorist events, airline strikes or other factors that may affect travel patterns and reduce the number of business and leisure travelers;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in, and the related costs of compliance with, governmental laws and regulations, fiscal policies and zoning ordinances; and

•	adverse effects of international, national, regional and local economic and market conditions.

Adverse changes in any or all of these factors could have an adverse effect on our results of operations, financial condition and cash flows, thereby adversely impacting our ability to service debt and to make distributions to our stockholders.

Third-Party management of lodging properties can adversely affect our properties. If we invest in lodging properties, such properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments, such as financial disagreements between the third party manager and the owner, disagreements about marketing between the third party manager and the owner and the third party manager’s brand falls out of favor. Any lodging properties we may acquire are expected to be operated under brands owned by an affiliate of our sponsor and managed by a management company that is affiliated with such brands. Because of this concentration, negative publicity or other adverse developments that affect that operator and/or its affiliated brands generally may adversely affect our results of operations, financial condition, and consequently cash flows thereby impacting our ability to service debt, and to make distributions to our stockholders. There can be no assurance that our affiliate continues to manage any lodging properties we acquire.

As a REIT, we cannot directly operate our lodging properties. We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our extended stay hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary (“TRS”), or TRS lessee, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all of our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. While we do not consider it likely, it is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

If we replace a third-party management company or tenant, we may be required by the terms of the relevant management agreement or lease to pay substantial termination fees, and we may experience significant disruptions at the affected lodging properties. While it is our intent to enter into management agreements with a third-party management company or tenants with substantial prior lodging experience, we may not be able to make such arrangements in the future. If we experience such disruptions, it may adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and to make distributions to our stockholders.

Our use of the taxable REIT subsidiary structure will increase our expenses. A TRS structure will subject us to the risk of increased lodging operating expenses. The performance of our TRS lessees will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our TRS lessees’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wages and benefit costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

Failure to properly structure our TRS leases could cause us to incur tax penalties. A TRS structure will subject us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arms-length which would expose us to potentially significant tax penalties. Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arms-length transaction as that term is defined by tax law, we may be subject to tax penalties as the lessor that would adversely impact our profitability and our cash flows.

Failure to maintain franchise licenses could decrease our revenues. Our inability or that of our third-party management company or our third-party tenants to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that we, our third-party tenants or our third-party management company maintain their standards. Failure by us or one of our third-party tenants or our third-party management company to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the lodging property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

We do not directly employ or manage the employees managing our lodging properties. We will generally be subject to risks associated with the employment of hotel employees. Any lodging properties we acquire will be leased to a wholly-owned TRS entity and be subject to management agreements with a third-party manager to operate the properties that we do not lease to a third party under a net lease. Hotel operating revenues and expenses for these properties will be included in our consolidated results of operations. As a result, although we do not directly employ or manage the labor force at our lodging properties, we are subject to many of the costs and risks generally associated with the hotel labor force. Our third-party manager will be responsible for hiring and maintaining the labor force at each of our lodging properties and for establishing and maintaining the appropriate processes and controls over such activities. From time to time, the operations of our lodging properties may be disrupted through strikes, public demonstrations or other labor actions and related publicity. We may also incur increased legal costs and indirect labor costs as a result of the aforementioned disruptions, or contract disputes or other events. Our third-party manager may be targeted by union actions or adversely impacted by the disruption caused by organizing activities. Significant adverse disruptions caused by union activities and/or increased costs affiliated with such activities could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.

Travel and hotel industries may be affected by economic slowdowns, terrorist attacks and other world events. The current economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy has adversely affected the travel and hotel industries, including extended stay hotel properties, in the past and these adverse effects may continue or occur in the future. If there is less travelling due to the current economic slowdown, increased unemployment rates or rise in fuel prices, the lodging properties we may acquire may be adversely affected. As a result events such as  terrorist attacks around the world, the war in Iraq and the effects of the economic recession, the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

Hotel industry is very competitive. The hotel industry is intensely competitive, and, as a result, if our third-party management company and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected. The hotel industry is intensely competitive. Our lodging properties compete with other existing and new hotels in their geographic markets. Since we do not operate our lodging properties, our revenues depend on the ability of our third-party management company and our-third party tenants to compete successfully with other hotels in their respective markets. Some of our competitors have substantially greater marketing and financial resources than we do. If our third-party management company and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition, ability to service debt and ability to make distributions to our stockholders may be adversely affected.

Hotel industry is seasonal which can adversely affect our hotel properties. The hotel industry is seasonal in nature, and, as a result, our lodging properties may be adversely affected. The seasonality of the hotel industry can be expected to cause quarterly fluctuations in our revenues. In addition, our quarterly earnings may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may attempt to borrow in order to make distributions to our stockholders or be required to reduce other expenditures or distributions to stockholders.

Expanding use of internet travel websites by customers can adversely affect our profitability. The increasing use of internet travel intermediaries by consumers may cause fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our third party hotel management company will rely upon Internet travel intermediaries such as  Travelocity.com ,  Expedia.com ,  Orbitz.com ,  Hotels.com  and Priceline.com  to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management company. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management company and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our third-party management company and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Industrial Industry Risks

Potential liability as the result of, and the cost of compliance with, environmental matters is greater if we invest in industrial properties or lease our properties to tenants that engage in industrial activities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances.

Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Our industrial properties are subject to fluctuations in manufacturing activity in the United States. Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

Office Industry Risks

The loss of anchor tenants for our office properties could adversely affect our profitability. We may acquire office properties and, as with our retail properties, we are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Declines in overall activity in our markets may adversely affect the performance of our office properties. Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected during periods of diminished economic growth and a decline in white-collar employment. We may experience a decrease in occupancy and rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Early lease terminations may significantly contribute to a decline in occupancy of our office properties and may adversely affect our profitability. While lease termination fees increase current period income, future rental income may be diminished because, during periods in which market rents decline, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases.

Risks Related to Real Estate-Related Investments

Risks Associated with Investments in Mezzanine and Mortgage Loans

Our advisor does not have substantial experience investing in mezzanine and mortgage loans, which could result in losses to us. Neither our advisor nor any of its affiliates have substantial experience investing in mezzanine or mortgage loans. If we make or acquire such loans, or participations in them, we may not have the necessary expertise to maximize the return on our investment in these types of loans.

The risk of default on mezzanine and mortgage loans is caused by many factors beyond our control, and our ability to recover our investment in foreclosure may be limited. The default risk on mezzanine and mortgage loans is caused by factors beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning and failure by the borrower to maintain the property. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

In the event that there are defaults under these loans, we may not be able to quickly repossess and sell the properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many delays and expenses typical of any foreclosure action. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.

The mezzanine loans in which we may invest involve greater risks of loss than senior loans secured by income-producing real properties. We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment.

Our mortgage or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates and reduce the value of the loans in the event we sell them. If we invest in fixed-rate, long-term mortgage or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Fluctuations in interest rates adverse to our loans could adversely affect our returns on such loans.

The liquidation of our assets may be delayed as a result of our investment in mortgage or mezzanine loans, which could delay distributions to our stockholders. The mezzanine and mortgage loans we may purchase will be illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. If we enter into mortgage or mezzanine loans with terms that expire after the date we intend to have sold all of our properties, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage or mezzanine loans expire or are sold.

Risks Related to Investments in Real Estate-Related Securities

We may invest in various types of real estate-related securities. We may invest in real estate-related securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS ”) or collateralized debt obligations (“ CDOs ”). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us. Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

The mortgage loans in which we may invest and the commercial mortgage loans underlying the commercial mortgage backed securities in which we may investment will be subject to delinquency, foreclosure and loss, which could result in losses to us. Commercial mortgage loans are secured by multifamily or other types of commercial property, and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single family residential property. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The CMBS and CDOs in which we may invest are subject to several types of risks. CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CDOs are a type of collateralized debt obligation that is backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the CMBS and CDOs we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS and CDOs will not be fully paid. Subordinate securities of CMBS and CDOs are also subject to greater credit risk than those CMBS and CDOs that are more highly rated.

If we use leverage in connection with our investment in CMBS or CDOs, the risk of loss associated with this type of investment will increase. We may use leverage in connection with our investment in CMBS or CDOs. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS or CDOs acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS or CDOs subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying securities.

Investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing. We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to several factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. If the issuer defaults on our investment, we would be only be able to take action against the entity in which we have an interest, not the property owned by such entity underlying our investment. As a result, we may not recover some or all of our investment, which could result in losses to us.

Recent market conditions and the risk of continued market deterioration may cause a decrease in the value of our real estate securities. The U.S. credit markets and the sub-prime residential mortgage market have recently experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have recently experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

We may invest in any real estate securities, including CMBS and CDOs, that contain assets that could be classified as sub-prime residential mortgages. The values of many of these securities are sensitive to the volatility of the credit markets, and many of these securities may be adversely affected by future developments. In addition, to the extent that turmoil in the credit markets continues and/or intensifies, it has the potential to materially affect both the value of our real estate related securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate related securities investments.

The recent market volatility has also made the valuation of these securities more difficult, particularly the CMBS and CDO assets. Management’s estimate of the value of these investments incorporates a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of these securities holdings, the fair values of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to the recent market events, many of these investments are subject to rapid changes in value caused by sudden developments which could have a material adverse effect on the value of these investments.

A portion of our real estate securities investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions. Certain of the real estate securities that we may purchase in the future in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their sale, transfer pledge or other disposition except in a transaction exempt from the registration requirements of those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Interest rate and related risks may cause the value of our real estate securities investments to be reduced. Interest rate risk is the risk that fixed income securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal repayments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate securities investments.

Real Estate Financing Risks

General Financing Risks

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks. We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

We intend to incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

If we have insufficient working capital reserves, we will have to obtain financing from other sources. We have established working capital reserves that we believe are adequate to cover our cash needs. However, if these reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share. If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

We may not have funding or capital resources for future improvements. When a commercial tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for leasing costs, tenant improvements and tenant refurbishments to the vacated space. We will incur certain fixed operating costs during the time the space is vacant as well as leasing commissions and related costs to re-lease the vacated space. We may also have similar future capital needs in order to renovate or refurbish any of our properties for other reasons.

Also, in the event we need to secure funding sources in the future but are unable to secure such sources or are unable to secure funding on terms we feel are acceptable, we may be required to defer capital improvements or refurbishment to a property. This may cause such property to suffer from a greater risk of obsolescence or a decline in value and/or produce decreased cash flow as the result of our inability to attract tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. Or, we may be required to secure funding on unfavorable terms.

We may be adversely affected by limitations in our charter on the aggregate amount we may borrow. We do not currently own properties or other investments, with the exception of one investment purchase of $1.7 million, we have not obtained any financing and we do not currently conduct any operations. Our charter limits the aggregate amount we may borrow, absent approval by our independent directors and justification for such excess. That limitation could have adverse business consequences such as:

•	limiting our ability to purchase additional properties;

•	causing us to lose our REIT status if additional borrowing was necessary to pay the required minimum amount of cash distributions to our stockholders to maintain our status as a REIT;

•	causing operational problems if there are cash flow shortfalls for working capital purposes; and

•	resulting in the loss of property if, for example, financing was necessary to repay a default on a mortgage.

Any excess borrowing over 300% of our net assets will be disclosed to stockholders in our next quarterly report, along with justification for such excess.

Lenders may require us to enter into restrictive covenants relating to our operations. In connection with obtaining financing, a bank or other lender could impose restrictions on us affecting our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain negative covenants limiting our ability to, among other things, further mortgage our properties, discontinue insurance coverage or replace Lightstone Value Plus REIT II LLC as our advisor. In addition, prepayment penalties imposed by banks or other lenders could affect our ability to sell properties when we want.

Financing Risks on the Property Level

Some of our mortgage loans may have “due on sale” provisions. In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans. We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Our mortgage loans may charge variable interest. Some of our mortgage loans will be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders.

Insurance Risks

We may suffer losses that are not covered by insurance. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some of our commercial tenants may be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. Mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. If such an event occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from such property. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

Compliance with Laws

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for any distributions. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination arising from that site. The presence of hazardous or toxic materials, or the failure to address conditions relating to their presence properly, may adversely affect the ability to rent or sell the property or to borrow using the property as collateral. Persons who dispose of or arrange for the disposal or treatment of hazardous or toxic materials may also be liable for the costs of removal or remediation of such materials, or for related natural resource damages, at or from an off-site disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons. In addition, environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed on, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

There may be potential liability associated with lead-based paint arising from lawsuits alleging personal injury and related claims. Typically, the existence of lead paint is more of a concern in residential units than in commercial properties. Although a structure built prior to 1978 may contain lead-based paint and may present a potential for exposure to lead, structures built after 1978 are not likely to contain lead-based paint.

Properties’ values may also be affected by their proximity to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”) to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines has been considered both when property values have been determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or abating mold conditions. However, due to the recent increase in mold claims and given that the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We may also incur unexpected expenses relating to the abatement of mold on properties that we may acquire.

Limited quantities of asbestos-containing materials are present in various building materials such as floor coverings, ceiling texture material, acoustical tiles and decorative treatment. Environmental laws govern the presence, maintenance and removal of asbestos. These laws could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials, into the air. Such laws require that owners or operators of buildings containing asbestos (1) properly manage and maintain the asbestos, (2) notify and train those who may come into contact with asbestos and (3) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos fibers. As the owner of our properties, we may be potentially liable for any such costs.

We cannot assure you that properties which we acquire in the future will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

The costs of compliance with laws and regulations relating to our lodging and residential properties may adversely affect our income and the cash available for any distributions. Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. Although we do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations, we intend for our properties to have all material permits and approvals to operate. In addition, rent control laws may also be applicable to any of our residential properties.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liabilities, and the current environmental condition of our properties might be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

These laws typically allow liens to be placed on the affected property. In addition, there are various local, state and federal fire, health, life-safety and similar regulations which we may be required to comply with, and which may subject us to liability in the form of fines or damages for noncompliance.

Any newly acquired or developed lodging or multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” We intend for our properties to comply in all material respects with all present requirements under the ADA and applicable state laws. We will attempt to acquire properties which comply with the ADA or place the burden on the seller to ensure compliance with the ADA. We may not be able to acquire properties or allocate responsibilities in this manner. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to you.

The Fair Housing Act (the “FHA”) requires, as part of the Fair Housing Amendments Act of 1988, apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHA could result in the imposition of fines or an award of damages to private litigants. We intend for any of our properties that are subject to the FHA to be in compliance with such law. The cost of defending against any claims of liability under the FHA or the payment of any fines or damages could adversely affect our financial condition.

Changes in applicable laws and regulations may adversely affect the income and value of our properties. The income and value of a property may be affected by such factors as environmental, rent control and other laws and regulations and changes in applicable general and real estate tax laws (including the possibility of changes in the federal income tax laws or the lengthening of the depreciation period for real estate). For example, the properties we will acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Failure to comply with applicable laws and regulations where we invest could result in fines, suspension of personnel of our advisor, or other sanctions. Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures, which could reduce the available cash flow for distributions to our stockholders. Additionally, future laws, ordinances or regulations may impose material environmental liability, which may have a material adverse effect on our results of operations.

Risks Related to General Economic Conditions and Terrorism

Adverse economic conditions may negatively affect our returns and profitability. The timing, length and severity of any economic slowdown that the nation may experience, including the current economic slowdown, cannot be predicted with certainty. Since we may liquidate within seven to ten years after the proceeds from the offering are fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

The terrorist attacks of September 11, 2001 on the United States negatively impacted the U.S. economy and the U.S. financial markets. Any future terrorist attacks and the anticipation of any such attacks, or the consequences of the military or other response by the U.S. and its allies, may have further adverse impacts on the U.S. financial markets and the economy and may adversely affect our operations and our profitability. It is not possible to predict the severity of the effect that any of these future events would have on the U.S. financial markets and economy.

It is possible that the economic impact of the terrorist attacks may have an adverse effect on the ability of the tenants of our properties to pay rent. In addition, insurance on our real estate may become more costly and coverage may be more limited due to these events. The instability of the U.S. economy may also reduce the number of suitable investment opportunities available to us and may slow the pace at which those investments are made. In addition, armed hostilities and further acts of terrorism may directly impact our properties. These developments may subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business and stockholders’ investment.

Current state of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets has reduced the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.

Tax Risks

Your investment has various federal income tax risks. We strongly urge you to consult your own tax advisor concerning the effects of federal, state and local income tax law on an investment and on your individual tax situation.

If we fail to qualify as a REIT or to maintain our REIT status, our dividends will not be deductible to us, and our income will be subject to taxation. We intend to qualify as a REIT under the Internal Revenue Code which will afford us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our dividends will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment. In addition, tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT test or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. This could materially and negatively affect your investment by causing a loss of common stock value.

Investment in lodging facilities requires special REIT compliance. As discussed above in “Risk Factors — Real Estate Investment Risks — Lodging Industry Risks”, we expect to invest in lodging facilities. The Internal Revenue Code restricts the way in which a REIT can own, operate and manage lodging facilities in order for it to qualify as a REIT. In general, subject to some very complex rules, a lodging facility owned by a REIT must be leased to a taxable REIT subsidiary. In addition, the lodging facility must also be operated and managed by a third-party management company that meets certain independent contract requirements; primarily that it not be a related party with respect to the taxable REIT subsidiary or the REIT. As a result, the rental income from such lease would be good income to the REIT. However, failure to maintain the proper operation and management of lodging facilities, as required by the Internal Revenue Code, could jeopardize our REIT status subjecting you to the consequences described in the previous paragraph.

You may have tax liability on distributions you elect to reinvest in common stock. If you participate in our distribution reinvestment program, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

The opinion of Proskauer Rose LLP regarding our status as a REIT does not guarantee our ability to remain a REIT. Our legal counsel, Proskauer Rose LLP, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. Proskauer Rose LLP will not review these operating results or compliance with the qualification standards. We may not satisfy the REIT requirements in the future. Also, this opinion represents Proskauer Rose LLP’s legal judgment based on the law in effect as of the date of this prospectus and is not binding on the Internal Revenue Service or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively. Failure to qualify as a REIT or to maintain such qualification could materially and negatively impact your investment and its yield to you by causing a loss of common share value and by substantially reducing our cash available to pay distributions.

If the operating partnership fails to maintain its status as a partnership, its income may be subject to taxation. We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, which would reduce our net cash from operations. From time to time, we may acquire real property located outside the U.S. and may invest in securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and similar foreign taxes in connection with U.S. ownership of foreign real property or foreign securities. The country in which real property is located may impose these taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in foreign real property or foreign securities. As a result, you may be subject to taxes imposed by the foreign country plus any U.S. federal income taxes imposed on taxable income from any foreign real property or foreign securities. If a foreign country imposes income taxes on profits from our investments in foreign real property or foreign securities, you may be eligible to claim a tax credit in the U.S. to offset the income taxes paid to the foreign country. However, there is no guarantee that tax credits will be available or that they will fully eliminate the double taxation of a given real property or other security. The imposition of any foreign country taxes in connection with our ownership and operations of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with the U.S. investments. Moreover, if we invest in foreign real property or in securities of an entity owning foreign real property, we may be required to file income tax or other information returns in the foreign jurisdiction to report any income attributable to ownership of real properties or other securities in the other country. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Even REITS are subject to federal and state income taxes. Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. This will result in our stockholders being treated for tax purposes as though they had received their proportionate shares of such retained income. However, to the extent we have already paid income taxes directly on such income, our stockholders will also be credited with their proportionate share of such taxes already paid by us. Stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.

We may not be able to continue to satisfy the REIT requirements, and it may cease to be in our best interests to continue to do so in the future.

Future changes in the income tax laws could adversely affect our profitability. Future events, such as court decisions, administrative rulings and interpretations and changes in the tax laws or regulations, including the REIT rules, that change or modify these provisions could result in treatment under the federal income tax laws for us and/or our stockholders that differs materially and adversely from that described in this prospectus; both for taxable years arising before and after such event. Future legislation, administrative interpretations or court decisions may be retroactive in effect.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and may adversely affect the taxation of our stockholders.

In view of the complexity of the tax aspects of the offering, particularly in light of the fact that some of the tax aspects of the offering will not be the same for all investors, prospective investors are strongly advised to consult their tax advisors with specific reference to their own tax situation prior to an investment in shares of our common stock.

Employee Benefit Plan Risks

An investment in our common stock may not satisfy the requirements of ERISA or other applicable laws. When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, individual retirement account (IRA) or other employee benefit plan covered by ERISA or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards.

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of common stock will be deemed to be $10 until eighteen months following the completion of this offering. Thereafter, our advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•
an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.  We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

The Company currently has no investments in real estate assets or properties.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

As of March 15, 2010, we had approximately 1.7 million common shares outstanding, held by a total of 1,018 stockholders. The number of stockholders is based on the records of ACS Securities Services, Inc, which serves as our registrar and transfer agent.

There currently is no public market for our common shares and we do not expect one to develop. We currently have no plans to list our shares on a national securities exchange or over-the-counter market, or to include our shares for quotation on any national securities market. Consequently, there is the risk that a shareholder may not be able to sell our common shares promptly or at all.

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares for at least one year prior to offering the shares for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares for the required one-year period may sell shares back to us are as follows:

•	during the current offering period, $9.00 per share. This is a reduction of $1.00 from the $10.00 offering price per share;

•
during the 18 months following the termination of the offering period, the lesser of (i) $9.50 per share or (ii) the purchase price per share if purchased from Lightstone Securities at a reduced price; and

•	after 18 months following the termination of the offering period, the lesser of (i) $10.00 per share or (ii) the purchase price per share if purchased from Lightstone Securities at a reduced price.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any 12-month period to two (2.0%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our distribution reinvestment plan and other operating funds, if any, as the board of directors, at its sole discretion, may reserve for this purpose.

Our board of directors, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, change the price per share under the share repurchase program, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our board of directors to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA rules to disclose in  each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it  was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Dividends

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (excluding any net capital gains). Distributions will be at the discretion of our board of directors and will depend upon our distributable funds, current and projected cash requirements, tax considerations and other factors. We intend to declare dividends to our stockholders as of daily record dates and aggregate and pay such dividends quarterly.

On November 3, 2009, our board of directors declared our first dividend for the three-month period ending December 31, 2009 in the amount of $0.00178082191 per share per day to stockholders of record at the close of each business day during the applicable period.  The annualized rate declared was equal to 6.5%, which represents the annualized rate of return on an investment of $10.00 per share attributable to these daily amounts, if paid for each day for a 365 day period.   This dividend was paid January 15, 2010 and was funded from cash from uninvested proceeds.

Total dividends declared during the years ended December 31, 2009 and 2008 were $0.2 million and zero, respectively.

On March 23, 2010, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.00178082191  per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2010.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our Dividend Reinvestment Program.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we sold 20,000 shares to our Advisor on May 20, 2008 which were not registered under the Securities Act of 1933.  All other equity securities sold were registered under the Securities Act of 1933.  Through March 15, 2010, we have not repurchased any of our securities.

Use of Initial Public Offering Proceeds

On February 17, 2009, our Registration Statement on Form S-11 (File No. 333-151532), covering a public offering, which we refer to as the “Offering,” of up to 51,000,000 common shares for $10 per share (exclusive of 6,500,000 shares available pursuant to the Company’s dividend reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s employee and director incentive restricted share plan) was declared effective under the Securities Act of 1933.

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through December 31, 2009, cumulative gross offering proceeds of $11.5 million were released to the Lightstone REIT.  The Lightstone REIT invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.98% general partnership interest at December 31, 2009 and 99.01% general partnership interest at December 31, 2008 in the Operating Partnership’s common units.

Lightstone SLP II, LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    As of December 31, 2009, Lightstone SLP II, LLC had not purchase any subordinated profits interests.

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.
Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$1,041,470
Other expenses incurred to be paid non-affiliates	2,670,295
Total offering expenses incurred as of December 31, 2009	$3,711,765

As of December 31, 2009, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 31% of total proceeds.  As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of  approximately 10% of offering proceeds.  As we sell more shares, this percentage will decline over time.

Cumulatively, we have used the net offering proceeds of $8.6 million, after deduction of offering expenses incurred, as follows:

At December 31, 2009
Construction of plant, building and facilities	$-
Purchase of real estate interests	-
Repayment of indebtedness	-
Investment in real estate securities	1,690,000
Cash and cash equivalents (as of December 31, 2009)	8,596,008
Gross Temporary investments (as of December 31, 2009)	-
Subscriptions Receivable	665,882
Other uses (primarily timing of payables)	(2,323,498)

Total uses	$8,628,392

As of March 15, 2010, we have sold approximately 1.7 million shares at an aggregate of price of approximately $17.3 million.  In addition, we have sold approximately 7,718 shares at an aggregate price of approximately $73,325 under our Dividend Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2009	2008 (1)

Operating Data:
Revenues	$-	$-

Net loss	(248,368)	-
Less: net loss attributable to noncontrolling interest	42	-
Net loss applicable to Company's common shares	(248,326)	-

Basic and diluted loss per Company's common shares	(0.98)	-

Dividends declared per Company's common share	157,177	-
Weighted average common shares outstanding-basic and diluted	254,632	-
Balance Sheet Data:
Total assets	$10,395,455	$202,000

Long-term obligations	-	-
Company's Stockholder's Equity	7,557,007	200,000

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (2)	$(248,326)	$-

1)	For the period April 28, 2008 (inception date) through December 31, 2008 for operating data and as of December 31, 2008 for balance sheet data.
2)
We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT.  FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REIT’s.  Due to certain unique operating characteristics of real estate companies, The National Association of Real Estate Investment Trusts, Inc. (NAREIT) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustment for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition of computing FFO.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of FFO non –gaap measurement to net loss applicable to common shares.

We believe that FFO and FFO available to common shares are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to common shares may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT” or “Company”) intends to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Lightstone Value Plus REIT II, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of up to 51,000,000 common shares for $10 per share, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering was declared effective under the Securities Act of 1933 on February 17, 2009.  The offering commenced on April 24, 2009 and is ongoing. We are dependent upon the net proceeds from the offering to conduct our proposed activities.

We do not have employees. We entered into an advisory agreement dated February 17, 2009 with Lightstone Value Plus REIT II LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

Acquisitions and Investment Strategy

We intend to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash dividends and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our offering will directly impact our financial performance.

Through December 31, 2009, the Operating Partnership acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that primarily invests in commercial mortgage-backed securities (“CMBS”) in November 2009.  As of December 31, 2009, we currently own no properties.

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

 U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing.  If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to finance investment opportunities in the short term.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-K.

Critical Accounting Policies

General. The consolidated financial statements of the Lightstone REIT included in this annual report include the accounts of Lightstone REIT and the Operating Partnership (over which Lightstone REIT exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require our management's most difficult, subjective or complex judgments.

Revenue Recognition and Valuation of Related Receivables. Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity.

In addition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved.  Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred.

Investments in Real Estate.    We will record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which will be approximately 39 years for buildings and improvements, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We will make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We will make subjective assessments as to whether there are impairments in the values of our investments in real estate. We will evaluate our ability to collect both interest and principal related to any real estate related investments in which we may invest. If circumstances indicate that such investment is impaired, we will reduce the carrying value of the investment to its net realizable value. Such reduction in value will be reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation.   When we make an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred within general and administrative costs within the consolidated statements of operation.  Transaction costs incurred related to our investment in unconsolidated real estate entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities, assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized within twelve months of the acquisition date. We will utilize independent appraisals to determine fair values.

We will allocate the purchase price of an acquired property to tangible assets based on the estimated fair values of those tangible assets assuming the building was vacant. We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant.   The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships.  Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute a similar leases.  These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease.   The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.   Through December 31, 2009, we have not acquired any investments in real estate assets.

Investments in Unconsolidated Real Estate Entities. We evaluate investments in other real estate entities for consolidation.  We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  The net income or loss of each investor is allocated in accordance with the provisions of the applicable operating agreements of the real estate entities.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.   These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities.  Under the cost of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events.   Dividends earned from the underlying entities are recorded as interest income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated real estate entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Accounting for Derivative Financial Investments and Hedging Activities.  We may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting.  We will account for derivative and hedging activities, following Topic 815 - “Derivative and Hedging” in the Accounting Standards Codification (“ASC”).  We will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Accounting for Organizational and Offering Costs.    Selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, are accounted for as a reduction against additional paid-in capital (“APIC”).  Any organizational costs are expensed to general and administrative costs.

Inflation

We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations.  Our long-term leases are expected to contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions will include clauses entitling us to receive scheduled base rent increases and base rent increases based upon the consumer price index.  In addition, our leases are expected to require tenants to pay a negotiated share of operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in cost and operating expenses resulting from inflation.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Lightstone REIT are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Manager.  These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Property Manager may also perform fee-based construction management services for both our re-development activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Manager. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Manager will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by Lightstone REIT from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.  As of December 31, 2009, Lightstone SLP II, LLC had not purchase any subordinated profits interests.

Income Taxes

We will elect to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) in conjunction with the filing of our 2009 federal tax return. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, we will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  As of December 31, 2009 and 2008, we had no material uncertain income tax positions and our net operating loss carryforward was zero. The tax years 2008 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.   In November 2009, we acquired an investment of a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that primarily invests in commercial mortgage-backed securities.  Through December 31, 2009, we have not acquired any other properties or investments.

The Company’s primary financial measure for evaluating each of its properties will be net operating income (“NOI”).  NOI represents rental income less property operating expenses, real estate taxes and general and administrative expenses.  The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the company’s properties.

Comparison of the year ended December 31, 2009 versus the period April 28, 2008 (date of inception) through December 31, 2008

Consolidated

General and administrative expenses

General and administrative costs were $299,092 in 2009 compared to zero in 2008.  The costs incurred during the year end December 31, 2009 primarily relate to board of director fees, auditor and legal fees as well as fees paid to our Advisor.  Fees paid to our Advisor during the year end December 31, 2009 include an acquisition fee of $16,055 associated with the investment in HG CMBS Finance, LLC and asset management fees of $2,676.  No fees of any kind were paid to the Advisor for period April 28, 2008 (date of inception) through December 31, 2008.  We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Interest income

Interest income was $50,724 for the year ended December 31, 2009 compared to zero for the period April 28, 2008 (date of inception) through December 31, 2008.   The interest income primarily relates to interest earned on our investment in HG CMBS Finance LLC.  During the period April 28, 2008 (date of inception) through December 31, 2008, we did not own any investments.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor. (See Note 1 of the notes to the consolidated financial statements).

Financial Condition, Liquidity and Capital Resources

Overview:

As of December 31, 2009, our primary source of funds was from net proceeds from our public offering of $8.6 million.  We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

We intend to utilize leverage in acquiring our properties. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Our sources of funds in the future will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have no outstanding debt under any financing facilities and have not identified any sources of debt financing. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess.

Borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We intend to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year. Accordingly, we expect that some of the mortgages on our property will provide for fixed interest rates. However, we expect that most of the mortgages on our properties will provide for a so-called “balloon” payment and that certain of our mortgages may provide for variable interest rates.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to avoid the imposition of a transfer tax upon a transfer of such properties to us.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor.  During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor, our Dealer Manager, and our Property Manager for the year ended December 31, 2009 and 2008:

	2009	2008
Acquisition fees	$16,055	$-
Asset management fees	2,676	-
Property management fees	-	-
Acquisition expenses reimbursed to Advisor	-	-
Development fees	-	-
Leasing commissions	-	-
Total	$18,731	$-

Our charter states that our operating expenses, excluding offering costs, property operating expenses and real estate taxes, as well as acquisition fees and non cash related items (“Qualified Operating Expenses”) are to be less than the greater of 2% of our average invested net assets or 25% of net income.  For the year ended December 31, 2009, our Qualified Operating Expenses were less than the greater of 2% of our average invested net assets or 25% of net income.

In addition, our charter states that our acquisition fees and expenses shall not exceed 6% of the contract price or in the case of a mortgage, 6% of funds advanced unless approved by a majority of the independent directors.  For the year ended December 31, 2009, the acquisition fees and acquisition expenses were less than 6% of the contract price.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2009	For the Period April 28, 2008 (date of inception) through December 31, 2008
Cash flows used in operating activities	$(178,410)	$-
Cash flows used in investing activities	(1,690,000)	-
Cash flows provided by financing activities	10,364,715	99,703
Net change in cash and cash equivalents	8,496,305	99,703
Cash and cash equivalents, beginning of the period	99,703	-
Cash and cash equivalents, end of the period	$8,596,008	$99,703

Our principal source of cash flow was derived from the net offering proceeds received. In the future, we intend to acquire properties which will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly dividends.

Our principal demands for liquidity currently are acquisition and development activities as well as costs associated with our public offering.  The principal sources of funding for our operations are currently the issuance of equity securities.

Operating activities

During the year ended December 31, 2009, cash flows used in operating activities was $0.2 million compared to zero for the period April 28, 2008 (date of inception) through Decembers 31, 2008.  The cash used during 2009 related to net loss of $0.2 million.

Investing activities

Cash used in investing activities for the year end December 31, 2009 of $1.7 million resulted from the purchase of an investment in a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that primarily invests in commercial mortgage-backed securities.

Financing activities

Cash provided by financing activities during the year ended December 31, 2009 is primarily the proceeds from the issuance of common stock of $11.5 million offset by the payment of selling commissions, dealer manger fees and other offering costs of $1.1 million.

Cash provided by financing activities during the period ended April 28, 2008 (date of inception) through December 31, 2008 is primarily the proceeds from the issuance of common stock of $0.2 million to our Advisor offset by $0.1 million of amounts due from our Sponsor for reimbursement of offering costs.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Contractual Obligations

None

Funds from Operations

We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT.  FFO provides a non-GAAP supplemental measure to compare our performance and operations to other REIT’s.  Due to certain unique operating characteristics of real estate companies, The National Association of Real Estate Investment Trusts, Inc. (NAREIT) has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustment for unconsolidated partnership and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition of computing FFO.

We believe that FFO and FFO available to common shares are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to common shares can help compare the operating performance of a company’s real estate between periods or as compared to different companies. FFO and FFO available to common shares do not represent net income, net income available to common shares or net cash flows from operating activities in accordance with GAAP. Therefore, FFO and FFO available to common shares should not be exclusively considered as alternatives to net income, net income available to common shares or net cash flows from operating activities as determined by GAAP or as measures of liquidity. The Company’s calculation of FFO and FFO available to common shares may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net income to FFO for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31, 2009	For the Period April 28, 2008 (date of inception) through December 31, 2008

Net loss	$(248,368)	$-
Adjustments:
None
FFO	$(248,368)	$-

Less: FFO attributable to noncontrolling interests	42	-

FFO attributable to Company's common share	$(248,326)	$-

FFO per common share, basic and diluted	$(0.98)	$-

Weighted average number of common shares outstanding, basic and diluted	254,632	-

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,”  which was primarily codified into Topic 820 - “Fair Value Measurements and Disclosures” in the ASC.  This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 – “Investments-Equity Method” in the ASC.  This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009,  transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 – “Investments-Debt and Equity Securities” in the ASC.  This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The guidance is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2009, we did not have any other swap or derivative agreements outstanding.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	47

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	48

Consolidated Statements of Operations for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	49

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	50

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	51

Notes to Consolidated Financial Statements	52

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company’) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for  the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

Assets

Investments in unconsolidated real estate entity, at cost	$1,690,000	$-
Cash and cash equivalents	8,596,008	99,703
Due from Sponsor	-	102,297
Prepaid expenses and other assets	109,447	-
Total Assets	$10,395,455	$202,000

Liabilities and Stockholders' Equity
Accounts Payable and other Accrued expenses	$1,110,312	$-
Due to Sponsor	1,569,001
Distributions payable	157,177	-
Total liabilities	2,836,490	-

Commitments and contingencies (Note 7)

Equity:

Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized, 1,236,037 and 20,000 shares issued and outstanding in 2009 and 2008, respectively	12,360	200
Additional paid-in-capital	8,616,032	199,800
Subscription receivable	(665,882)	-
Accumulated distributions in addition to net loss	(405,503)	-
Total Company stockholder’s equity	7,557,007	200,000

Noncontrolling interest	1,958	2,000

Total Equity	7,558,965	202,000

Total Liabilities and Stockholders' Equity	$10,395,455	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II. CONTINUED:
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For Year Ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008

	For the Year Ended December 31, 2009	For the Period April 28, 2008 (date of inception) through December 31, 2008

Expenses:
General and administrative costs	$299,092	$-

Total operating expenses	299,092	-

Operating loss	(299,092)	-

Interest income	50,724	-

Net loss	(248,368)	-

Less: net loss attributable to noncontrolling interest	42	-

Net loss applicable to Company's common shares	$(248,326)	$-

Net loss per Company's common share, basic and diluted	$(0.98)	$-

Weighted average number of common shares outstanding, basic and diluted	254,632	-

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008

	Preferred Shares		Common Shares					Total
					Additional		Accumulated	Company	Total
	Preferred		Common		Paid-In	Subscription	Distributions in	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Excess of Net Loss	Equity	Interests	Equity

BALANCE, April 28, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Proceeds from issuance of common shares	-	-	20,000	200	199,800	-	-	200,000	-	200,000
Proceeds from noncontrolling interests									2,000	2,000

BALANCE, December 31, 2008	-	-	20,000	200	199,800	-	-	200,000	2,000	202,000

Comprehensive loss:
Net loss	-	-	-	-	-	-	(248,326)	(248,326)	(42)	(248,368)

Total comprehensive loss	-	-	-	-	-	-	(248,326)	(248,326)	(42)	(248,368)

Dividends declared	-	-	-	-	-	-	(157,177)	(157,177)	-	(157,177)
Proceeds from offering			1,216,037	12,160	12,127,997	(665,882)		11,474,275	-	11,474,275
Selling commissions and dealer manager fees					(1,041,470)			(1,041,470)		(1,041,470)
Other offering costs					(2,670,295)			(2,670,295)		(2,670,295)

BALANCE, December 31, 2009	-	$-	1,236,037	$12,360	$8,616,032	$(665,882)	$(405,503)	$7,557,007	$1,958	$7,558,965

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008

	Year Ended December 31, 2009	Period from April 28, 2008 (date of Inception) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248,368)	$-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(109,447)	-
Increase in accounts payable and other accrued expenses	160,674	-
Increase in due to sponsor	18,731	-
Net cash used in operating activities	(178,410)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated real estate entity	(1,690,000)	-
Net cash used in investing activities	(1,690,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease due from sponsor	-	(102,297)
Proceeds from issuance of common stock	11,474,275	200,000
Proceeds from issuance of limited partnership units	-	2,000
Payment of offering costs	(1,109,560)	-
Net cash provided by financing activities	10,364,715	99,703

Net change in cash	8,496,305	99,703
Cash and cash equivalents, beginning of year	99,703	-
Cash and cash equivalents, end of year	$8,596,008	$99,703

Supplemental disclosure of cash flow information:
Dividend declared	$157,177	$-
Non cash commissions and other offering costs in accounts payable and other accrued expenses	$2,602,205	$-
Subscription receivable	$665,882	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation (the “Lightstone REIT” and, together with the Operating Partnership (as defined below), the “Company”) was formed on April 28, 2008. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout North America, as well as real estate-related securities, such as collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008 (the “Operating Partnership”).

The Company commenced an initial public offering to sell a maximum of 51,000,000 shares of common shares on April 24, 2009, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s dividend reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through December 31, 2009, cumulative gross offering proceeds of $11.5 million were released to the Lightstone REIT.  The Lightstone REIT invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.98% general partnership interest at December 31, 2009 and 99.01% general partnership interest at December 31, 2008 in the Operating Partnership’s common units.  The Operating Partnership commenced operations as of October 1, 2009.

Noncontrolling Interest – Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by Lightstone REIT from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    As of December 31, 2009, Lightstone SLP II, LLC had not purchase any subordinated profits interests.

Operating Partnership Activity

Through its Operating Partnership, the Company will seek to acquire and operate commercial, residential, and hospitality properties, principally in North America. The Company’s commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties.   All such properties may be acquired and operated by the Company alone or jointly with another party.  In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.  Since inception, the Company has completed the following acquisitions and investments:

2008
During 2008, the Company did not have any acquisitions or investments.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

2009
During November 2009, the Operating Partnership acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that primarily invests in commercial mortgage-backed securities (“CMBS”).

All the acquired properties and development activities will be managed by affiliates of Lightstone Value Plus REIT Management, LLC (the “Property Manager”).

The Company’s Advisor, Property Manager and Dealer Manager are each related parties. These related parties will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements (See Note 6).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2009, the Company had a 99.98% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investment in other real estate entities, depreciable lives of long-lived assets, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary will be accounted for using the equity method.  Investments in other real estate entities where the Company has virtually no influence will be accounted for using the cost method.

Operating Segments

The Company currently operates in one business segment through its investment in an unconsolidated real estate entity as of December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds. To date, the Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

The Company may invest in marketable securities in the future.  Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.  The Company did not invest in marketable securities during the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

Revenue Recognition

The Company may investment in real estate assets that generate rental income.  Minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. As of December 31, 2009 and 2008, the Company did not have any account receivable balances outstanding.

Investment in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operation. Transaction costs incurred related to the Company’s investment in unconsolidated real estate entities, accounted for under the equity method of accounting, and will be capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. We will estimate the value of below market rental renewal options for acquired below market leases when the exercise of such renewal options is reasonably assured. The estimated value of any such below market rental renewal options will be deferred and amortized over the corresponding reasonably assured renewal period.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial non-cancelable lease term and any fixed-rate renewal periods, which are reasonably assured, in the respective leases.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

The aggregate value of in-place leases will be determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Optional renewal periods will not be considered.

The aggregate value of other acquired intangible assets includes tenant relationships. Factors considered by management in assigning a value to these relationships will include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset will be amortized over the remaining lease terms.

The Company did not acquire any real estate during the year ended December 31, 2009 or during the period from April 28, 2008 (date of inception) through December 31, 2008.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets are depreciated or amortized, will be determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management will evaluate the recoverability of its investments in real estate assets at the lowest identifiable level. Long-lived assets will be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company will evaluate the long-lived assets for potential impairment on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value will be based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets will be computed based on the straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants will be capitalized and amortized over the initial term of each lease. Maintenance and repairs will be charged to expense as incurred.

Deferred Costs

The Company will capitalize initial direct costs associated with financing and leasing activities.  The costs will be capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan is originated. Deferred leasing costs will not be amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

Investments in Unconsolidated Real Estate Entities

The Company evaluates its investment in other real estate entities for consolidation.  The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the investment qualifies for consolidation.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

The Company accounts for its investments in unconsolidated real estate entities using the equity or cost method of accounting, as appropriate.  Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  The net income or loss of each investor is allocated in accordance with the provisions of the applicable operating agreements of the real estate entities.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.   These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities.  Under the cost method of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events.   Dividends earned from the underlying entities are recorded as interest income in the consolidated statements of operations.

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated real estate entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge.  Management believes no impairment of the investment in unconsolidated real estate entity existed as of December 31, 2009. The Company did not have investments in unconsolidated real estate entities as of December 31, 2008.  See Note 3 for additional information.

Income Taxes

The Company will elect to be taxed  as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), in conjunction with the filing of the Company’s 2009 federal tax return.  To qualify and maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

 As of January 1, 2009, the Company adopted new accounting guidance concerning provisions for uncertain income tax positions as contained in ASC 740-10. As of December 31, 2009 and 2008, the Company had no material uncertain income tax provisions.

The Company has not been examined by the Internal Revenue Service nor state taxing authorities. The tax filings are open to examine by taxing authorities.

Selling Commission, Dealer Manager Fees and Organization and Offering Costs

Selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred.  Any organizational costs are accounted for as general and administrative costs. Through December 31, 2009, the Company has incurred approximately $1.0 million in selling commissions and dealer manager fees and $2.8 million of organizational and offering costs. From the commencement of its initial public offering through December 31, 2009, the Company has recorded approximately $3.7 million of these expenses against APIC.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables approximate their fair values because of the short maturity of these instruments.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will account for derivative and hedging activities, following Topic 815 - “Derivative and Hedging” in the Accounting Standards Codification (“ASC”).  The Company will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges.  The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors, and an Employee and Director Incentive Restricted Share Plan.  The Company will account for the incentive award plan in accordance with Topic 718 – “Compensation-Stock Compensation” in the ASC.  Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.  For the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008, the Company has not granted any stock-based incentive awards.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net operating loss.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price.  This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of  this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,”  which was primarily codified into Topic 820 - “Fair Value Measurements and Disclosures” in the ASC.  This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No.  08-6, “Equity Method Investment Accounting Considerations”, which was primarily codified into Topic 323 – “Investments-Equity Method” in the ASC.  This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009.  The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments.  Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred.  Beginning January 1, 2009,  transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting  are capitalized as part of the cost of  the investment.

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into Topic 320 – “Investments-Debt and Equity Securities” in the ASC.  This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors.  When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income.  In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income.  The guidance is effective for the Company for the quarter ended June 30, 2009.  The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Investment in Unconsolidated Real Estate Entity

In November 2009, the Company, through its Operating Partnership, acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in commercial mortgage-backed securities. In accordance with HGF’s operating agreement and subscription agreement, (1). HGI Debt Opportunity Fund, LLC, the manager of HGF (the “Manager”), has complete power and authority for the management and operation of HGF's assets and business; (2). The Company’s Class D Member Interest is non-redeemable and cannot be assigned, sold, encumbered, transferred or otherwise disposed of in whole or in part without the prior written consent of the Manager; (3). As a Class D Member, the Company has no rights in or with respect to any other Class of membership interest in HGF (including any rights to any investments acquired by HGF for the benefit of any other Class; and (4). All income, losses and distributable process of each Class are shared by the Members of such Class on a pro rata basis according to their respective member interest.  The Company accounts for its Class D Member Interest in HGF using the cost method as the Company is a passive investor and does not have any influence or control. As of December 31, 2009, such investment was approximately $1.7 million and was included in Investment in Unconsolidated Real Estate Entity on the consolidated balance sheet.

The Class D Members in HGF as of November 2009 own collectively two CMBS bonds with face values of approximately $16.6 million and $13.6 million, respectively. The bonds were acquired by HGF specifically for its Class D members and were financed with $25.7 million of financing from Term Asset Back Securities Loan Facility (TALF) issued by the Federal Reserve Bank with an interest rate of 2.72% per annum and cash of $5.2 million. The Company’s share is $1.7 million. The face values of the bonds are held as collateral against the TALF loans. The bonds accrue interest at a coupon rate of 5.67% and 5.61% per annum, respectively, and have a weighted average life of 2.5 years.  For the year ended December 31, 2009, the Company recorded interest income, net of fees related to its investment in HGF of $49,616 within interest income on the consolidated statements of operations.

4. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s board of directors. Prior to the issuance of shares of any series, the board of directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s common stock. To date, the Company had no outstanding preferred shares.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

Common Shares

All of the common stock being offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the board of directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding share of the Company’s common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding common stock can elect all of the directors then standing for election, and the holders of the remaining common stock will not be able to elect any directors.

Holders of the Company’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’s charter provides that the holders of its stock do not have appraisal rights unless a majority of the board of directors determines that such rights shall apply. Shares of the Company’s common stock have equal dividend, distribution, liquidation and other rights.

Under its charter, the Company cannot make any material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 1,236,037 and 20,000 shares of common stock outstanding as of December 31, 2009 and 2008, respectively.

Dividends

On November 3, 2009, the Board of Directors of the Lightstone REIT  declared a dividend for the quarter December 31, 2009. The dividends have been calculated based on stockholders of record each day during this three-month period at a rate of $0.00178082191 per day, which, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00.  The dividend will be paid in cash on January 15, 2010 to shareholders of record during the three-month period ended December 31, 2009, and $157,177 was recorded as Distributions Payable in the consolidated balance sheet.  The stockholders have an option to elect the receipt of shares under our Distributions Reinvestment Program.

The December 31, 2009 dividend was paid in full in January 15, 2010 using a combination of cash ($83,852) and shares ($73,325) which represents 7,718 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

On March 23, 2010, the Company’s Board of Directors declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.00178082191  per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid, in April 2010.

The amount of dividends to be distributed to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a Real Estate Investment Trust under the Internal Revenue Code.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

Equity Compensation Plans

The Company’s Employee and Director Incentive Restricted Share Plan provides for grants of awards to its directors, officers and full-time employees (in the event we ever have employees), full-time employees of its advisor and its affiliates, full-time employees of entities that provide services to it, directors of its advisor or of entities that provide services to it, certain of its consultants and certain consultants to the advisor and its affiliates or to entities that provide services to it. Such awards shall consist of restricted shares.

Restricted share awards entitle the recipient to common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

The Company has adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit real estate investment trusts to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years.  For the year ended December 31, 2009 and for the period April 28, 2008 (date of inception) through December 31, 2008, no stock options have been granted to the Company’s independent directors.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

Subscription Receivable

As of December 31, 2009, the Company recorded a subscription receivable of $665,882 as a reduction in the Company’s equity on the consolidated balance sheets.   The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

5. Noncontrolling Interests

The noncontrolling interests parties of the Company hold units in the Operating Partnership.  These units may include subordinated profits interests, limited partner units, and Common Units.  As of December 31, 2009 and 2008, the noncontrolling interest in the Company’s consolidated balance sheets represented the 2,000 limited partner units held by the Advisor.

Share Description
See Note 6 for discussion of rights related to subordinated profits interests.  The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

No distributions were paid to noncontrolling interests for the years ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

6. Related Party Transactions

The Company has agreements with the Dealer Manager, Advisor and Property Manager to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager, Dealer Manager and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $35.7 million if the maximum offering of 51 million shares is sold. Through inception of the offering to December 31, 2009, approximately $858,360 of selling commission has been incurred.

Dealer Management Fee
The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $15.3 million if the maximum offering of 51 million shares is sold. Through inception of the offering to December 31, 2009, approximately $183,110 of dealer management fee has been incurred.

Reimbursement of Offering Expenses
Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51 million if the maximum offering of 51 million shares is sold. The Company will sell a subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19,380,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. During the year ended December 31, 2009, the Company paid the Advisor $16,055 in acquisition fees.

Property Management – Residential/Retail/ Hospitality
The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

Fees	Amount
Property Management – Office/Industrial
The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.  For the year ended December 31, 2009, the total asset management fee was $2,376.

Reimbursement of Other expenses
For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Lightstone SLP II, LLC, a wholly-owned subsidiary of the Sponsor, will purchase subordinated profits interests in the Operating Partnership. These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There are no distributions to date. Any future distributions will be paid at a 7% annualized rate of return to Lightstone SLP II, LLC and will always be subordinated until stockholders receive a stated preferred return, as described below.

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2009 and For the Period From April 28, 2008 (date of inception) Through December 31, 2008

The subordinated profits interests will also entitle Lightstone SLP II, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

Liquidating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold
Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, Lightstone SLP, LLC will receive available distributions until it has received an amount equal to its initial purchase price of the subordinated profits interests plus a cumulative non-compounded return of 7% per year.

Returns in Excess of 7%
Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 7% per year on their initial net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP II, LLC, until a 12% return is reached.

Returns in Excess of 12%
After stockholders and Lightstone SLP II, LLC have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP II, LLC.

Operating Stage Distributions	Amount of Distribution
7% stockholder Return Threshold
Once a cumulative non-compounded return of 7% return on their net investment is realized by stockholders, Lightstone SLP II, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the subordinated profits interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

Returns in excess of 7%
Once a cumulative non-compounded return of 7% per year is realized by stockholders on their net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP II, LLC until a 12% return is reached.

Returns in Excess of 12%
After the 12% return threshold is realized by stockholders and Lightstone SLP II, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP II, LLC.

7. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

PART II. CONTINUED:
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There were no disagreements on accounting or financial disclosure during 2009.

Item 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2009, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were adequate and effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is a process designed by, or under the supervision of, our Chairman and Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:
None.

PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2010 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	49	Chief Executive Officer, President and Chairman of the Board of Directors	2010	2008

Edwin J. Glickman	77	Director	2010	2008

George R. Whittemore	60	Director	2010	2008

Shawn R. Tominus	50	Director	2010	2008

Bruno de Vinck	64	Secretary and Director	2010	2008

David Lichtenstein is the Chairman of our board of directors and our Chief Executive Officer.  Mr. Lichtenstein is also the Chairman of the Board and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc.  Mr. Lichtenstein founded both American Shelter Corporation and the Lightstone Group in 1988 and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 27 states, the District of Columbia and Puerto Rico.  Mr. Lichtenstein is a member of the International Council of Shopping Centers and NAREIT.  Mr. Lichtenstein also serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the NYSE, as well as Prime Retail, a private company. Mr. Lichtenstein is the president and/or director of various subsidiaries of Extended Stay Hotels, Inc. (“‘Extended Stay”) that filed for Chapter 11 protection with Extended Stay.

Edwin J. Glickman is one of our independent directors and the Chairman of our audit committee.  Mr. Glickman is also an independent director of Lightstone Value Plus Real Estate Investment Trust, Inc. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996, and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College.

George R. Whittemore is one of our independent directors. Mr. Whittemore is also an independent director of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Whittemore also serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Shawn R. Tominus is one of our independent directors. Mr. Tominus is also an independent director of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus was a Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties.

Bruno de Vinck is our Chief Operating Officer, Senior Vice President, Secretary and a Director. Mr. de Vinck is also the Senior Vice President, Secretary and director of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. de Vinck is also a Director of the privately held Park Avenue Bank, and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck is a Senior Vice President with the Lightstone Group, and has been employed by Lightstone since April 1994.  Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970 in the engineering department as a senior structural draftsman.  Mr. de Vinck is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Executive Officers:

The following table presents certain information as of March 15, 2010 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	49	Chief Executive Officer, President and Chairman of the Board of Directors

Bruno de Vinck	64	Secretary

Peyton Owen	52	Chief Operating Officer

Stephen Hamrick	57	President

Joseph Teichman	36	General Counsel

Donna Brandin	53	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

Peyton Owen is our Chief Operating Officer and also serves as President and Chief Operating Officer of The Lightstone Group. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and CEO of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Stephen H. Hamrick is our President and the President and CEO of our affiliated dealer-manager.  Mr. Hamrick is also President of Lightstone Value Plus Real Estate Investment Trust, Inc.  Mr. Hamrick is also the Vice President of our advisor.  Prior to joining Lightstone in July of 2006, Mr. Hamrick served five years as President of Carey Financial Corporation and Managing Director of W.P. Carey & Co.  Mr. Hamrick is a member of The Board of Trustees of The Saratoga Group of Funds. In the 1990’s Mr. Hamrick developed for Cantor Fitzgerald an electronic trading business utilized by institutional customers, including brokerage firms and banks, to trade privately held securities; spent two years as CEO of a full-service, investment brokerage business at Wall Street Investor Services, where he executed a turnaround strategy and the ultimate sale of that business; and served as Chairman of Duroplas Corporation, a development stage company building on proprietary technology that enables the production of thermoplastic compounds. From 1988 until 1994, Mr. Hamrick headed up Private Investments at PaineWebber Inc and was a member of the firm’s Management Council.  From 1975 until joining PaineWebber, he was associated with E.F. Hutton & Company, holding positions ranging from Account Executive to National Director of Private Placements.  Mr. Hamrick has served on the Listings Panel for NASDAQ and the Committee on Securities of the NYSE AMEX LLC, as Chairman of the Securities Industry Association’s Direct Investment Committee and as Chairman of the Investment Program Association.  He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of our Advisor and Sponsor as well as Lightstone Value Plus Real Estate Investment Trust, Inc.  Prior to joining us in January 2007, Mr. Teichman had been an Associate with Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. in Talmudic Law from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer since August 2008 and also serves as Chief Financial Officer of our advisor and our sponsor as well as Lightstone Value Plus Real Estate Investment Trust, Inc, and its advisor.  Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin spent over three years as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country.  Prior to Equity Residential, Ms. Brandin was the Senior Vice President and Treasurer of Cardinal Health, Inc. Prior to 2000, Ms. Brandin held the Assistant Treasurer roles at Campbell Soup for two years and Emerson Electric Company for seven years.  Prior to Emerson, Ms. Brandin spent 10 years at Peabody Holding Company as manager of financial reporting and the director of planning and analysis.  Ms. Brandin earned her Masters in Finance at St. Louis University in Missouri and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2009, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2009.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonereit.com or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. Through December 31, 2009, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $30,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred. Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:
The following table presents certain information as of March 15, 2010 concerning each of our directors and executive officers serving in such capacities:
Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II

David Lichtenstein	20,000	1.62%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	-	-
Peyton Owen	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Stephen Hamrick	-	-
Our directors and executive officers as a group (9 persons)	20,000	1.62%

EQUITY COMPENSATION PLAN INFORMATION

We have adopted a stock option plan under which our independent directors may receive annual awards of nonqualified stock options. The purpose of our stock option plan is to promote the interests of our stockholders and to enhance our profitability by attracting and retaining qualified independent directors and giving such individuals an opportunity to acquire a proprietary interest in us, thereby creating an increased personal interest in our success.

We have authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan. The board of directors may make appropriate adjustments to the number of shares available for awards and the terms of outstanding awards under our stock option plan to reflect any change in our capital structure or business, stock dividend, stock split, reverse stock split, recapitalization, reorganization, merger, consolidation or sale of all or substantially all of our assets. The stock options issuable to the independent directors will not exceed an amount equal to 10% of the outstanding shares on the date of such grant. We will not grant options to our independent directors until such time as either we offer stock options to the general public on the same terms or the rules of the North American Securities Administrators Association permit real estate investment trusts to grant compensatory stock options to independent directors without offering such options to the general public.

The exercise price for options granted under our stock option plan will be at least 100% of the fair market value of our common stock as of the date the option is granted.

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code.

We have not issued yet issued any options to purchase shares of our common stock to our independent directors.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:
•	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

•	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

•	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

The Employee and Director Incentive Restricted Share Plan provides us with the ability to grant awards of restricted shares to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to us, directors of the advisor or of entities that provide services to us, certain of our consultants and certain consultants to the advisor and its affiliates or to entities that provide services to us. The total number of common shares reserved for issuance under the Employee and Director Incentive Restricted Share Plan is equal to 0.5% of our outstanding shares on a fully diluted basis at any time, not to exceed 255,000 shares.

Restricted share awards entitle the recipient to common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

The guidance under Section 409A of the Internal Revenue Code provides that there is no deferral of compensation merely because the value of property (received in connection with the performance of services) is not includible in income by reason of the property being substantially nonvested (as defined in Section 83 of the Internal Revenue Code). Accordingly, it is intended that the restricted share grants will not be considered “nonqualified deferral compensation.”

We have not yet granted any awards of restricted shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors, our Chief Executive Officer and our President. Our Dealer Manager, Advisor and Property Manager are wholly owned subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Dealer Manager, Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Manager
We have agreed to pay our Property Manager a monthly management fee of up to 5% of the gross revenues from our residential, lodging and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Manager, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Notwithstanding the foregoing, our property managers may be entitled to receive higher fees in the event our property managers demonstrate to the satisfaction of a majority of the directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered. Our Property Manager will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time.

We have not incurred any fees to the Property Manager for the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008:

Dealer Manager
We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $35,700,000 if the maximum offering of 51,000,000 shares are sold, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds, or approximately $15,300,000, if the maximum offering is sold, before reallowance to participating broker-dealers.  Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers.  Total fees paid to the dealer manager in 2009 were $1,041,470 and zero in 2008.

Advisor
We will pay our Advisor an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $19,380,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses as the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. We have recorded $18,731 and zero paid to the Advisor for the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008, respectively.

Sponsor
The Sponsor has agreed to purchase subordinated profits interests in the Company’s operating partnership semiannually at a price of $100,000 per $1,000,000 in subscriptions until the maximum offering is achieved. The Sponsor may elect to purchase subordinated profits interests with cash or contributions of interests in real property. The proceeds received from the cash sale of subordinated profits interests will be used to offset amounts paid by the Company for the dealer manager fees, selling commissions and other offering costs.

As the sole member of our Sponsor, which wholly owns Lightstone SLP II, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such subordinated profits  interests and will thus receive an indirect benefit from any distributions made in respect thereof.

These subordinated profit interests will entitle Lightstone SLP II, LLC to a portion of any regular and liquidation distributions that we make to stockholders, but only after stockholders have received a stated preferred return. Although the actual amounts are dependent upon results of operations and, therefore, cannot be determined at the present time, distributions to Lightstone SLP II, LLC, as holder of the subordinated profits interests, could be substantial.

From time to time, Lightstone purchases title insurance from an agent in which our sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner & Mattia LLP audited our financial statements for the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008. Amper, Politziner & Mattia LLP reports directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Lightstone REIT for the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 by the Lightstone REIT’s principal accounting firm of Amper, Politziner & Mattia LLP:

	Year ended December 31, 2009	Period from April 28, 2008 (date of inception) through December 31, 2008

Audit Fees (a)	$52,500	$47,775
Audit-Related Fees (b)	7,350	9,750
Tax Fees (c)	-	-
All Other Fees	-	-

Total Fees	$59,850	$57,525

a)
Fees for audit services in the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 consisted of the audit of the Lightstone REIT’s annual financial statements.

(b)	Fees for audit-related services in the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 related to registration statements consents.

(c)	There were no fees for tax services billed in the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Lightstone REIT management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2009.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended by Statement on Auditing Standards No. 90, Audit Committee Communications, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
1.1#	Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Securities, LLC.
1.2**	Form of Soliciting Dealers Agreement by and between Lightstone Securities, LLC and the Soliciting Dealers.
3.1**	Form of Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust II, Inc.
3.2* *	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1**	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP
4.3*	Agreement by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein
4.4#	Amended and Restated Agreement dated as of November 10, 2008, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
10.1**	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Wells Fargo Bank, National Association and Lightstone Securities, LLC.
10.2+	Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.3+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Retail Property Management, LLC.
10.4+
Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.Form of the Company’s Stock Option Plan.

10.5+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and HVM, LLC.
10.6+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Group Realty Trust.
10.7**	Form of the Employee and Director Incentive Restricted Share Plan.
10.8	Form of the Stock Option Plan.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on August 22, 2008.
*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on October 6, 2008.
* *	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on November 17, 2008.
#	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on February 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 31, 2010	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2010
David Lichtenstein	of Directors

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2010
Donna Brandin

/s/ Bruno de Vinck	Director	March 31, 2010
Bruno de Vinck

/s/ Shawn R. Tominus	Director	March 31, 2010
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	March 31, 2010
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2010
George R. Whittemore