Form 10-K/A
period 2009-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-05-06
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This amendment on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “2009 Annual Report”) for the  fiscal  year ended December 31, 2009 for Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2010.  This Amendment is being filed to revise Item 9A(T) – Controls and Procedures. The Company is also filing as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of Sarbanes-Oxley.

This Amendment is not intended to update any other information presented in the 2009 Annual Report and Amendment except with respect Item 9A(T) – Controls and Procedures and Item 15 - Exhibits.   Accordingly, this Amendment should be read in conjunction with the 2009 Annual Report and the Company’s other filings made with the Commission.

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

We  have evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2009, the period covered by this Annual Report on Form 10-K.  Based upon this evaluation, we have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations because we failed to file our quarterly reports on Form 10-Q during our fiscal year 2009 based on advice received from counsel. To remediate this deficiency, we will file the quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. The Company admitted its initial stockholders (other than the sponsor) on October 1, 2009 and did not have any stockholders (other than the sponsor) during the quarterly periods in 2009 for which reports were not filed. Management believes the our disclosure controls and procedures are sufficient to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commision's rules and regulations and expects that future reports will be filed on a timely basis within the time periods specified in the Commission's rules and regulations.

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

Auditor Attestation.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits which are filed with this report are set forth in the exhibit index hereto.

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 6, 2010	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	May 6, 2010
David Lichtenstein	of Directors

/s/ Donna Brandin	Chief Financial Officer and Treasurer	May 6, 2010
Donna Brandin	(Principal Accounting and Financial Officer)

/s/ Bruno de Vinck	Director	May 6, 2010
Bruno de Vinck

/s/ Shawn R. Tominus	Director	May 6, 2010
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	May 6, 2010
Edwin J. Glickman

/s/ George R. Whittemore	Director	May 6, 2010
George R. Whittemore