Form 10-Q
period 2010-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-05-17
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 333-151532

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1 Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

(732) 367-0129

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2010, there were 2.2 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Investments in unconsolidated real estate entity, at cost	$1,690,000	$1,690,000
Cash and cash equivalents	12,634,671	8,596,008
Prepaid expenses and other assets	272,519	109,447
Total Assets	$14,597,190	$10,395,455
Liabilities and Stockholders’ Equity
Accounts Payable and other accrued expenses	$1,109,863	$1,110,312
Due to Sponsor	18,784	1,569,001
Distributions payable	248,730	157,177
Total liabilities	1,377,377	2,836,490
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,993,852 and 1,236,037 shares issued and outstanding in 2010 and 2009, respectively	19,939	12,360
Additional paid-in-capital	15,096,540	8,616,032
Subscription receivable	(1,149,127)	(665,882)
Accumulated distributions in excess of net loss	(749,455)	(405,503)
Total Company stockholder’s equity	13,217,897	7,557,007
Noncontrolling interest	1,916	1,958
Total Stockholders’ Equity	13,219,813	7,558,965
Total Liabilities and Stockholders’ Equity	$14,597,190	$10,395,455

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Expenses:
General and administrative costs	$151,252	$52,571
Total operating expenses	151,252	52,571
Operating loss	(151,252)	(52,571)
Interest income	55,715	—
Net loss	(95,537)	(52,571)
Less: net loss attributable to noncontrolling interest	10	—
Net loss attributable to Company’s common shares	$(95,527)	$(52,571)
Net loss per Company’s common share, basic and diluted	$(0.06)	$(2.63)
Weighted average number of common shares outstanding, basic and diluted	1,639,055	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Subscription Receivable	Accumulated Distributions in Excess of Net Loss	Total Company Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Preferred Shares	Amount	Common Shares	Amount
BALANCE, December 31, 2009	—	—	1,236,037	12,360	8,616,032	(665,882)	(405,503)	7,557,007	1,958	7,558,965
Comprehensive loss:
Net loss	—	—	—	—	—	—	(95,527)	(95,527)	(10)	(95,537)
Total comprehensive loss	—	—	—	—	—	—	(95,527)	(95,527)	(10)	(95,537)
Distributions declared	—	—	—	—	—	—	(248,425)	(248,425)	—	(248,425)
Distributions paid to noncontrolling interests									(32)	(32)
Proceeds from offering			750,129	7,502	7,488,537	(483,245)		7,012,794	—	7,012,794
Selling commissions and dealer manager fees					(695,124)			(695,124)		(695,124)
Other offering costs					(385,846)			(385,846)		(385,846)
Proceeds from distribution reinvestment program			7,686	77	72,941			73,018		73,018
BALANCE, March 31, 2010	—	$—	1,993,852	$19,939	$15,096,540	$(1,149,127)	$(749,455)	$13,217,897	$1,916	$13,219,813

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,537)	$(52,571)
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(163,072)	—
(Decrease)/increase in accounts payable and other accrued expenses	(105,107)	23,038
Increase in due to sponsor	7,322	—
Net cash used in operating activities	(356,394)	(29,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease due from sponsor	102,296	27,825
Proceeds from issuance of common stock	7,012,794	—
Payment of offering costs	(2,635,842)	—
Distributions to noncontrolling interests	(32)	—
Distributions to common stockholders	(84,159)	—
Net cash provided by financing activities	4,395,057	27,825
Net change in cash and cash equivalents	4,038,663	(1,708)
Cash and cash equivalents, beginning of period	8,596,008	99,703
Cash and cash equivalents, end of period	$12,634,671	$97,995
Supplemental disclosure of cash flow information:
Distributions declared	$248,425	$—
Value of shares issued from distribution reinvestment program	$73,018	$—
Non cash commissions and other offering costs in accounts payable and other accrued expenses	$1,047,333	$—
Subscription receivable	$483,245	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation (the “Lightstone REIT” or the “Company”) was formed on April 28, 2008. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout North America, as well as real estate-related securities, such as collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Lightstone REIT is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Lightstone REIT’s current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008 (the “Operating Partnership”).

The Company commenced an initial public offering to sell a maximum of 51,000,000 shares of common shares on April 24, 2009, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, the Lightstone REIT began offering its common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of The Lightstone Group (the “Sponsor”), is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company issued 20,000 shares to Lightstone Value Plus REIT II, LLC, (the “Advisor”) on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009. Through March 31, 2010, cumulative gross offering proceeds and distribution reinvestment proceeds of $19.9 million were released to the Lightstone REIT. The Lightstone REIT invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at March 31, 2010 in the Operating Partnership’s common units. The Operating Partnership commenced operations as of October 1, 2009.

Noncontrolling Interest — Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit. Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by Lightstone REIT from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs. As of March 31, 2010, Lightstone SLP II, LLC had not purchased any subordinated profits interests.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of March 31, 2010, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited condensed consolidated financial statements of and its Subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3. Selling Commission, Dealer Manager Fees and Organizational and Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organizational costs are accounted for as general and administrative costs. For the three months ended March 31, 2010, the Company has incurred approximately $0.7 million in selling commissions and dealer manager fees and $0.4 million of offering costs. Since commencement of its initial public offering through March 31, 2010, the Company has incurred approximately $1.7 million in selling commissions and dealer manager fees and $3.1 million of offering costs.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

4. Distributions

On March 23, 2010, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter. The distribution was paid in full on April 15, 2010 using a combination of cash ($122,365) and shares ($126,365) which represents 13,301 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

The amount of distributions to be distributed to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a Real Estate Investment Trust under the Internal Revenue Code.

5. Subscription Receivable

As of March 31, 2010, the Company recorded a subscription receivable of $1,149,127 as a reduction in the Company’s equity on the consolidated balance sheets. The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

6. Related Party Transactions

The Lightstone REIT has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Lightstone REIT’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The Lightstone REIT pursuant to the related party arrangements has incurred $4,014 related to asset management fees and zero related to acquisition fees, property management fees or other fees for the three months ended March 31, 2010. The Lightstone REIT has not incurred any fees associated with related party agreements during the three months ended March 31, 2009.

7. Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments.

8. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as “the Operating Partnership.”

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Lightstone REIT to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-151532), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

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

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate and real estate related investments, other than those referred to in this Form 10-Q.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow. In November 2009, we acquired an investment of a 32.42% Class D Member Interest in HG CMBS Finance, LLC, a real estate limited liability company that invests in commercial mortgage-backed securities. Through March 31, 2010, we have not acquired any other properties or investments.

The Company’s primary financial measure for evaluating each of its properties will be net operating income (“NOI”). NOI represents rental income less property operating expenses, real estate taxes and general and administrative expenses. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it will be a direct measure of the actual operating results of the Company’s properties.

For the Three Months Ended March 31, 2010 vs. March 31, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $98,681 to $151,252 primarily due to insurance costs and consulting and accounting fees which did not occur during the three months ended March 31, 2009 as we did not commence operations until October 2009.

Interest Income

Interest income was $55,715 for the three months ended March 31, 2010 compared to zero for the three months ended March 31, 2009. The interest income primarily relates to interest earned on our investment in HG CMBS Finance LLC. During the three months ended March 31, 2010, we did not own any investments.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2010, our primary source of funds was from $4.4 million proceeds from our public offering, net of commissions and offering costs. We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

We currently have no outstanding debt under any financing facilities and have not identified any sources of debt financing. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our board of directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets.

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

In general the type of financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance the acquisition using long-term fixed rate debt. However there may certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing. To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate caps instruments.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so. We may draw upon the lines of credit to acquire properties pending our receipt of proceeds from our initial public offering. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II, LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the three months ended March 31, 2010:

	2010	2009
Acquisition fees	$—	$—
Asset management fees	4,014	—
Property management fees	—	—
Acquisition expenses reimbursed to Advisor	—	—
Development fees	—	—
Leasing commissions	—	—
Total	$4,014	$—

In addition, total selling commissions and dealer fees incurred during the three months ended March 31, 2010 was $0.7 million.

Summary of Cash Flows.  The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows used in operating activities	$(356,394)	$(29,533)
Cash flows provided by financing activities	4,395,057	27,825
Net change in cash and cash equivalents	4,038,663	(1,708)
Cash and cash equivalents, beginning of the period	8,596,008	99,703
Cash and cash equivalents, end of the period	$12,634,671	$97,995

Our principal source of cash flow was derived from the net offering proceeds received. In the future, we intend to acquire properties which will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions.

Our principal demands for liquidity currently are acquisition and development activities as well as costs associated with our public offering. The principal sources of funding for our operations are currently the issuance of equity securities.

Operating activities

During the three months ended March 31, 2010, cash flows used in operating activities was $356,394 compared to $29,533 for three months ended March 31, 2009. The cash used during 2009 related to net loss of $95,537 plus the increase in prepaid expenses and other assets due to the upfront payment of insurance premiums during the quarter.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2010 is primarily the proceeds from the issuance of common stock of $7.0 million offset by the payment of selling commissions, dealer manger fees and other offering costs of $2.6 million.

Cash provided by financing activities during the three months ended March 31, 2010 due to change in amount due to our Sponsor for reimbursement of offering costs.

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

Below is a reconciliation of net income to FFO for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net loss	$(95,537)	$(52,571)
Adjustments:
None
FFO	(95,537)	(52,571)
Less: FFO attributable to noncontrolling interests	10	—
FFO attributable to Company’s common share	$(95,527)	$(52,571)
FFO per common share, basic and diluted	$(0.06)	$(2.63)
Weighted average number of common shares outstanding, basic and diluted	1,639,055	20,000

Sources of Distribution

On March 23, 2010, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter. The distribution was paid in full on April 15, 2010 using a combination of cash ($122,365) and shares ($126,365) which represents 13,301 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share. We used proceeds from our offering of common stock to fund our cash distribution.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three months ended March 31, 2010. We did not declare a distribution for the three months ended March 31, 2009 as we did not begin operations until October 2009.

Quarter ended March 31,
Distribution period:	Q1 2010
Date distribution declared	March 23, 2010
Date distribution paid	April 15, 2010
Distributions Paid	$122,365
Distributions Reinvested	126,365
Total Distributions	$248,730
Source of distributions
Cash flows used in operations	$(356,394)
Proceeds from issuance of common stock	605,124
Total Sources	$248,730

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC. This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4 (T). CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Lightstone REIT may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities. Through March 31, 2010, we have not repurchased any of our securities.

Use of Initial Public Offering Proceeds

On February 17, 2009, our Registration Statement on Form S-11 (File No. 333-151532), covering a public offering, which we refer to as the “Offering,” of up to 51,000,000 common shares for $10 per share (exclusive of 6,500,000 shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s employee and director incentive restricted share plan) was declared effective under the Securities Act of 1933.

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through March 31, 2010, cumulative gross offering proceeds of $19.9 million were released to the Lightstone REIT. The Lightstone REIT invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at March 31, 2010 in the Operating Partnership’s common units.

Lightstone SLP II, LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit. Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs. As of March 31, 2010, Lightstone SLP II, LLC had not purchase any subordinated profits interests.

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred life to date in connection with the issuance and distribution of the registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$1,736,595
Other expenses incurred to be paid non-affiliates	3,056,140
Total offering expenses incurred through March 31, 2010	$4,792,735

As of March 31, 2010, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 24% of total proceeds compared to 31% as of December 31, 2009. As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of approximately 10% of offering proceeds. As we sell more shares, this percentage will decline over time.

Cumulatively, we have used the net offering proceeds of $15.1 million, after deduction of offering expenses incurred, as follows:

At March 31, 2010
Construction of plant, building and facilities	$—
Purchase of real estate interests	—
Repayment of indebtedness	—
Investment in real estate securities	1,690,000
Cash and cash equivalents (as of March 31, 2010)	12,631,671
Subscriptions Receivable	1,149,127
Other uses (primarily timing of payables)	(354,319)
Total uses	$15,116,479

As of May 7, 2010, we have sold 2,150,205 shares at an aggregate of price of approximately $21.5 million. In addition, we have sold approximately 20,985 shares at an aggregate price of approximately $0.2 million under our Distribution Reinvestment Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Date: May 17, 2010	By: /s/ David Lichtenstein David Lichtenstein Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2010	By: /s/ Donna Brandin Donna Brandin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)