Form 10-K
period 2008-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-06-10
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Special Financial Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the common shares held by non-affiliates of the registrant was $0. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of May 31, 2010, there were 2.3 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None. This Special Financial Report is filed under cover of the facing sheet of Form 10-K in accordance with rule 15d-2 of the Securities Exchange Act of 1934 and contains only certified financial statements for the registrant’s for the period April 28, 2008 (date of inception) through December 31, 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Special Financial Report Pursuant to Exchange Act Rule 15d-2
For the Period April 28, 2008 (date of inception) through December 31, 2008

Explanatory Note

Rule 15d-2 under the Securities Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11, which became effective February 17, 2009 did not contain the certified financial statements for the period April 28, 2008 (date of inception) through December 31, 2008, as contemplated by Rule 15d-2. Therefore, as required by 15d-2, Lightstone Value Plus Real Estate Investment Trust II, Inc. is hereby furnishing such certified financial statements with the SEC under cover of the facing page of an Annual Report of Form 10-K.

In addition, as disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2009, to remediate a deficiency in our disclosure control, management is filing the quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. Management believes our disclosure controls and procedures are sufficient to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations and expects that future reports will be filed on a timely basis within the time periods specified in the Commission's rules and regulations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Lightstone Value Plus Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiary (a development stage company) (the “Company'') as of December 31, 2008 and the related consolidated statements of stockholder’s equity and cash flows for the period April 28, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiary as of December 31, 2008 and their cash flows for the period April 28, 2008 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
April 15, 2009

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2008
ASSETS
Cash	99,703
Due from sponsor	102,297
Total Assets	$202,000
LIABILITIES AND STOCKHOLDER’S EQUITY
Minority interest in partnership	2,000
Stockholder’s equity:
Preferred shares, $0.01 par value; 10,000,000 shares authorized, none outstanding	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,000 shares issued and outstanding	200
Additional paid-in-capital	199,800
Total stockholder’s equity	200,000
Total Liabilities and Stockholder’s Equity	$202,000

The Company’s Notes Are an Integral Part of These Consolidated Financial Statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Period April 28, 2008 (Date of Inception) through December 31, 2008

	Preferred Shares		Common Shares		Additional Paid-In Capital	Total Stockholder’s Equity
	Preferred Shares	Amount	Common Shares	Amount
Balance, at inception, April 28, 2008	—	$—	—	$—	$—	$—
Net loss						—
Proceeds from issuance of common stock	—	—	20,000	200	199,800	200,000
Balance, December 31, 2008	—	$—	20,000	$200	$199,800	$200,000

The Company’s Notes Are an Integral Part of These Consolidated Financial Statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period April 28, 2008 (Date of Inception) through December 31, 2008

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$—
Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	—
Cash Flows From Financing Activities:
Due from sponsor	(102,297)
Proceeds from issuance of common stock	200,000
Proceeds from issuance of limited partnership units	2,000
Net cash provided by financing activities	99,703
Net change in cash	99,703
Cash, at inception April 28, 2008	—
Cash, end of period	$99,703

The Company’s Notes Are an Integral Part of These Consolidated Financial Statements

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Company”), incorporated on April 28, 2008, in Maryland, intends to qualify as a real estate investment trust (“REIT”). The Company intends to offer for sale a maximum of 51,000,000 common shares at a price of $10 per share (exclusive of 6,500,000 shares available pursuant to the Company’s distribution reinvestment program, 75,000 shares reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company sold 20,000 shares to Lightstone Value Plus REIT II LLC (the “Advisor”) on May 20, 2008, for $10 per share. The Company invested the proceeds from this sale in the Operating Partnership, and as a result, held a 99.01% limited partnership interest in the Operating Partnership. The Advisor also contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

The Company will seek to acquire and operate commercial and residential properties located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. As of the date of this financial statement, the Company has neither purchased nor contracted to purchase any properties, nor has the Advisor identified any properties in which there is a reasonable probability that the Company will acquire.

The management of the Company will be through the Advisor and Prime Retail Property Management LLC, HVM, LLC, Prime Group Realty Trust and Beacon Property Management, LLC, the Company’s affiliated property managers. Lightstone Securities LLC (the “Dealer Manager”) will serve as the dealer manager of the Company’s public offering. These related parties will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements. (See Note 4, Related Party Transactions, for a summary of related party fees.)

The Company has not commenced operations and is therefore in its developmental stage.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership. As of December 31, 2008, the Company had a 99.01% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, the collectability of trade accounts receivable and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

Investments in real estate partnerships where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method.

Marketable Securities

Marketable are recorded at fair value, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company to from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

Minimum rents will be recognized on an accrual basis, over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Acquisitions

The Company will account for acquisitions of Properties in accordance with FASB No. 141(R), “Business Combinations” (“FASB No. 141(R)”). Under FASB 141(R), the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred.

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

(consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with FASB No. 141(R), at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial non-cancelable lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms. Optional renewal periods are not considered.

The aggregate value of other acquired intangible assets includes tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the remaining lease terms.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, and the periods over which the assets are depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company evaluates the long-lived assets, in accordance with SFAS No. 144 on a quarterly basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

Income Taxes

The Company will make an election in 2009 to be taxed as a real estate investment trust (a “REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its first taxable year, ending December 31, 2009. Accordingly, no provision for income tax has been recorded.

We will elect and plan to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code in conjunction with the filing of our 2009 federal tax return. To qualify and maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify and maintain treatment as a REIT and intends to operate in such a manner so that the Company will qualify and remain qualified as a REIT for federal income tax purposes.

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The adoption of FIN 48 did not have a material impact on the Company’s financial position or cash flows.

Organization and Offering Costs

The Company estimates dealer manager fees and selling commissions of approximately $500,000 if the minimum offering of 500,000 shares is sold and approximately $51,000,000 if the maximum offering of 51,000,000 shares is sold. The sponsor has agreed to purchase subordinated profits interests in the Company’s operating partnership semiannually at a price of $100,000 per $1,000,000 in subscriptions until the maximum offering is achieved. The sponsor may elect to purchase subordinated profits interests with cash or contributions of interests in real property. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions. The Company’s sponsor will pay all organizational and offering expenses in connection with the offering, except that the Company will apply any

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

proceeds from the sale of the subordinated profits interests (if any) remaining after paying all dealer manager fees and selling commissions to pay the costs of organizational and offering expenses. As of December 31, 2008, the Company had paid approximately $102,297 of organizational and offering expenses. These expenses will be reimbursed by the sponsor. Total organizational and offering expenses incurred through December 31, 2008 that will be funded by the sponsor are $1,382,861.

Financial Instruments

The carrying amount of cash approximates its fair value because of the short maturity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss per Share

Net loss per share will be computed in accordance with SFAS No. 128, Earnings per Share by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company does not have any options outstanding. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 as required effective April 28, 2008 (date of inception). The adoption of SFAS No. 159 did not have a material effect on the consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. The statement is effective in the fiscal first quarter of 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal years beginning November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value, at least annually. The Company adopted SFAS No. 157 as required effective April 28, 2008 (date of inception). The adoption of SFAS No. 157 and FAS 157-2 did not have any effect on the consolidated financial position.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

In December 2007, the FASB issued FASB No. 141(R) which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will only impact the Company’s recording of acquisition fees on a prospective basis. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued No. 160, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. FASB 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of FASB No. 160 is not expected to have a material effect on the financial position or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” that requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and did not have a significant impact on our results of operations, financial condition or liquidity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

3. Stockholder’s Equity

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

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of December 31, 2008.

Equity Compensation Plans

The Company plans to adopt its Employee and Director Incentive Restricted Share Plan to provide for grants of awards to its directors, officers and full-time employees (in the event we ever have employees), full-time employees of its advisor and its affiliates, full-time employees of entities that provide services to it, directors of its advisor or of entities that provide services to it, certain of its consultants and certain consultants to the advisor and its affiliates or to entities that provide services to it. Such awards shall consist of restricted shares.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

3. Stockholder’s Equity  – (continued)

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

The Company has also adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit real estate investment trusts to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years.

The Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FAS No. 123(R), Share-Based Payment (FAS 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. There were no options or restricted shares granted to date. Stock-based compensation is classified within general and administrative expense in the consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures, which is an immaterial adjustment. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

4. Related Party Transactions

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

4. Related Party Transactions  – (continued)

Reimbursement of Offering Expenses	Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51 million if the maximum offering of 51 million shares is sold. The Company will sell a subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions. The sponsor will be responsible for all organizational and offering expenses, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.
Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19,380,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.

Fees	Amount
Property Management – Residential/Retail/ Hospitality	The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Property Management – Office/Industrial	The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceeding quarter.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

4. Related Party Transactions  – (continued)

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

Lightstone SLP II LLC, a wholly-owned subsidiary of the Sponsor, will purchase subordinated profits interests in the Operating Partnership. These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II LLC to a portion of any regular distributions made by the Operating Partnership. There are no distributions to date. Any future distributions will be paid at a 7% annualized rate of return to Lightstone SLP II LLC and will always be subordinated until stockholders receive a stated preferred return, as described below:

The subordinated profits interests will also entitle Lightstone SLP II LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

4. Related Party Transactions  – (continued)

Operating Stage Distributions	Amount of Distribution
7% stockholder Return Threshold	Once a cumulative non-compounded return of 7% return on their net investment is realized by stockholders, Lightstone SLP II, LLC is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the subordinated profits interests. “Net investment” refers to $10 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.
Returns in excess of 7%	Once a cumulative non-compounded return of 7% per year is realized by stockholders on their net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to Lightstone SLP II, LLC until a 12% return is reached.
Returns in Excess of 12%	After the 12% return threshold is realized by stockholders and Lightstone SLP II, LLC, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to Lightstone SLP II, LLC.

EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: June 10, 2010	By: s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	June 10, 2010
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 10, 2010
/s/ Bruno de Vinck Bruno de Vinck	Director	June 10, 2010
/s/ Shawn R. Tominus Shawn R. Tominus	Director	June 10, 2010
/s/ Edwin J. Glickman Edwin J. Glickman	Director	June 10, 2010
/s/ George R. Whittemore George R. Whittemore	Director	June 10, 2010