Form 10-Q
period 2009-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-06-10
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☐  No ☑

As of May 31, 2010, there were 2.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

EXPLANATORY NOTE

This quarterly report on Form 10-Q is for the quarter ended March 31, 2009. As disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2009, to remediate a deficiency in our disclosure control, management is filing the quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. Management believes our disclosure controls and procedures are sufficient to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations and expects that future reports will be filed on a timely basis within the time periods specified in the Commission's rules and regulations.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2009 and the Period From April 28, 2008 (Date of Inception) through March 31, 2009	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Loss (unaudited) for the Period From April 28, 2008 (Date of Inception) through March 31, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2009 and the Period From April 28, 2008 (Date of Inception) through March 31, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Removed and Reserved	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$97,995	$99,703
Due from Sponsor	74,472	102,297
Total Assets	$172,467	$202,000

Liabilities and Stockholders' Equity
Accounts Payable and other accrued expenses	$23,038	$-
Total liabilities	23,038	-
Commitments and contingencies
Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,000 issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated distributions in excess of net loss	(52,571)	-
Total Company stockholder’s equity	147,429	200,000
Noncontrolling interest	2,000	2,000
Total Stockholders' Equity	149,429	202,000
Total Liabilities and Stockholders' Equity	$172,467	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Period April 28, 2008 (Date of Inception) through March 31, 2009

Expenses:
General and administrative costs	$52,571	$52,571
Total operating expenses	52,571	52,571
Operating loss	(52,571)	(52,571)
Interest income	-	-
Net loss	(52,571)	(52,571)
Less: net loss attributable to noncontrolling interest	-	-
Net loss attributable to Company's common shares	$(52,571)	$(52,571)

Net loss per Company's common share, basic and diluted	$(2.63)	$(2.63)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

							Total
	Preferred Shares		Common Shares		Additional	Accumulated	Company	Total
	Preferred		Common		Paid-In	Distributions in	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Excess of Net Loss	Equity	Interests	Equity
BALANCE, April 28, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Proceeds from issuance of common stock	-	-	20,000	200	199,800	-	200,000	-	200,000

Proceeds from noncontrolling interests	-	-	-	-	-	-	-	2,000	2,000
BALANCE, December 31, 2008	-	-	20,000	200	199,800	-	200,000	2,000	202,000

Comprehensive loss:
Net loss	-	-	-	-	-	(52,571)	(52,571)	-	(52,571)
Total comprehensive loss	-	-	-	-	-	(52,571)	(52,571)	-	(52,571)

BALANCE, March 31, 2009	-	$-	20,000	$200	$199,800	$(52,571)	$147,429	$2,000	$149,429

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Period April 28, 2008 (Date of Inception) Through
	March 31, 2009	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,571)	$(52,571)
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	23,038	23,038
Decrease in due from sponsor	27,825	27,825
Net cash used in operating activities	(1,708)	(1,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from sponsor	-	(102,297)
Proceeds from issuance of common stock	-	200,000
Proceeds from issuance of limited partnership units	-	2,000
Net cash provided by financing activities	-	99,703

Net change in cash and cash equivalents	(1,708)	97,995
Cash and cash equivalents, beginning of period	99,703	-
Cash and cash equivalents, end of period	$97,995	$97,995

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation (the “Company”) was formed on April 28, 2008. The Company was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located throughout North America, as well as real estate-related securities, such as collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Company is structured as an umbrella partnership real estate investment trust, or UPREIT, and substantially all of the Company’s current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008 (the “Operating Partnership”).

The Company is offering to sell a maximum of 51,000,000 shares of common shares, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of The Lightstone Group (the “Sponsor”), is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company issued 20,000 shares to Lightstone Value Plus REIT II, LLC, (the “Advisor”) on May 20, 2008, for $10 per share. The Company invested the proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.01% general partnership interest at March 31, 2009 in the Operating Partnership’s common units.

The management of the Company will be through the Advisor and Prime Retail Property Management LLC, HVM, LLC, Prime Group Realty Trust and Beacon Property Management, LLC, the Company’s affiliated property managers. These related parties including the Dealer Manger will receive compensation and fees for services related to the offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties and other such fees outlined in each of the respective agreements. (See Note 4 for a summary of related party fees.)

As of March 31, 2009, the Company has not commenced operations and is therefore in its developmental stage. The Company continued as a developmental stage company until it commenced operations on October 1, 2009.

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

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit. Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs. As of March 31, 2009, Lightstone SLP II, LLC had not purchased any subordinated profits interests.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Company exercises financial and operating control). As of March 31, 2009, the Company had a 99.01% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form S-11 for the period April 28, 2008 (Date of Inception) through December 31, 2008. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Marketable Securities

The Company may invest in marketable securities in the future. Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any Real Estate Investment Trust (“REIT”) or other restrictions. The Company did not invest in marketable securities as of March 31, 2009 or December 31, 2008.

Revenue Recognition

The Company may invest in real estate assets that generate rental income. Minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred.

Accounts Receivable

The Company will make estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company will analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy will be analyzed and estimates will be made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss will be directly affected by management’s estimate of the collectability of accounts receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

The aggregate value of in-place leases will be determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also will estimate costs to execute similar leases including leasing commissions, legal and other related costs. Optional renewal periods will not be considered.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

Investments in Unconsolidated Real Estate Entities

The Company evaluates its investment in other real estate entities for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists will be all considered in determining if the investment qualifies for consolidation.

The Company will account for its investments in unconsolidated real estate entities using the equity or cost method of accounting, as appropriate. Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the applicable operating agreements of the real estate entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities will be amortized over the respective lives of the underlying assets as applicable.  These items will be reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost method of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities will be recorded as interest income in the consolidated statements of operations.

On a quarterly basis, the Company will assess whether the value of the investments in unconsolidated real estate entities has been impaired. An investment will be impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management’s estimate of value for each investment will be based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge.

Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), in conjunction with the filing of the Company’s 2009 federal tax return. To qualify and maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

As of January 1, 2009, the Company adopted new accounting guidance concerning provisions for uncertain income tax positions as contained in Financial Accounting Standard Board Interpretation No. 48. As of March 31, 2009, the Company had no material uncertain income tax provisions.

The Company has not been examined by the Internal Revenue Service or state taxing authorities. The tax year 2008 remains open to examine by taxing authorities.

Selling Commission, Dealer Manager Fees and Organization and Offering Costs

Selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees will be accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred once the Company commences operations. Any organizational costs will be accounted for as general and administrative costs. Prior to the Company commencing operations, these fees and costs will be paid by the Sponsor. If and when the Company commences operations, the Company will reimburse the Sponsor for these fees and costs and record the fees and costs to the Company’s financial statements at that time.  Through March 31, 2009, the Sponsor has incurred zero in selling commissions and dealer manager fees, $0.1 million of organizational costs and $1.4 million of offering costs.

Financial Instruments

The carrying amounts of cash and cash equivalents and payables approximate their fair values because of the short maturity of these instruments.

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will account for derivative and hedging activities, using Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss will be initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss will be reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors, and an Employee and Director Incentive Restricted Share Plan. The Company will account for the incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.” Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations. Since April 28, 2008 (date of inception) through March 31, 2009, the Company has not granted any stock-based incentive awards.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)
Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each period presented are equal due to the net operating loss.

New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.” This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51.” This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements.” This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance as January 1, 2009 and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments. Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred. Beginning January 1, 2009, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting will be capitalized as part of the cost of the investment.

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance is effective for the Company for the quarter ended June 30, 2009. The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

Under its charter, the Company cannot make any material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of March 31, 2009 and December 31, 2008, respectively.

Dividends

On March 30, 2009, the Board of Directors of the Company declared an annualized dividend rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering. The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

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

The Company has adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit real estate investment trusts to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years. Since April 28, 2008 (date of inception) through March 31, 2009, no stock options have been granted to the Company’s independent directors.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Internal Revenue Code.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

4. Related Party Transactions

The Company has agreements with the Dealer Manager, Advisor and affiliated property managers to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, affiliated property managers, Dealer Manager and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $35.7 million if the maximum offering of 51 million shares is sold. Through March 31, 2009, zero selling commission has been incurred.

Dealer Management Fee
The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $15.3 million if the maximum offering of 51 million shares is sold. Through March 31, 2009, zero dealer management fees have been incurred.

Reimbursement of Offering Expenses
Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51 million if the maximum offering of 51 million shares is sold. The Company will sell subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.  Through March 31, 2009, zero reimbursements have been made.

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19,380,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. Through March 31, 2009, the Company paid the Advisor zero in acquisition fees.

Property Management – Residential/Retail/ Hospitality
The affiliated property managers will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Company may pay the affiliated property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

Fees	Amount
Property Management – Office/Industrial
The affiliated property managers will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the affiliated property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter. Through March 31, 2009, the total asset management fee was zero.

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
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

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

5.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)

6.	Subsequent Events

Operations

The Operating Partnership commenced operations as of October 1, 2009 when investors were initially admitted as stockholders.

Status of Offering

The Company commenced an initial public offering to sell a maximum of 51,000,000 shares of common shares on April 24, 2009, at a price of $10 per share.  In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009.  As of May 31, 2010, the Company has received aggregate gross offering proceeds of approximately $23.4 million from the sale of approximately 2.3 million shares in our initial public offering. After allowing for the payment of approximately $2.0 million in selling commissions and dealer manager fees and $3.4 million in other offering expenses, through May 31, 2010, the Company has raised aggregate net offering proceeds of approximately $18.0 million. In addition, through May 31, 2010, we have issued approximately 21,000 shares associated with our distribution reinvestment program which represents $0.2 million of additional proceeds.

Through May 31, 2010, cumulative gross offering proceeds and distribution reinvestment proceeds of $23.6 million were released to the Company. The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at May 31, 2010 in the Operating Partnership’s common units.

Dividends

On November 3, 2009 and on March 23, 2010, the Board of Directors of the Company declared a distribution for the quarters ended December 31, 2009 and March 31, 2010, respectively. The distributions have been calculated based on stockholders of record each day during this three-month period at a rate of $0.00178082191 per day, which, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The December 31, 2009 distribution was paid in full in January 15, 2010 using a combination of cash ($83,852) and shares ($73,325) which represents 7,718 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program, at a discounted price of $9.50 per share.   The March 31, 2010 distribution was paid in full on April 15, 2010 using a combination of cash ($122,365) and shares ($126,365) which represents 13,301 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program, at a discounted price of $9.50 per share.  The Company used proceeds from the offering of common stock to fund all cash distributions.

Investments

In November 2009, the Company, through its Operating Partnership, acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in commercial mortgage-backed securities. In accordance with HGF’s operating agreement and subscription agreement, (1). HGI Debt Opportunity Fund, LLC, the manager of HGF (the “Manager”), has complete power and authority for the management and operation of HGF's assets and business; (2). The Company’s Class D Member Interest is non-redeemable and cannot be assigned, sold, encumbered, transferred or otherwise disposed of in whole or in part without the prior written consent of the Manager; (3). As a Class D Member, the Company has no rights in or with respect to any other Class of membership interest in HGF (including any rights to any investments acquired by HGF for the benefit of any other Class); and (4). All income, losses and distributable process of each Class are shared by the Members of such Class on a pro rata basis according to their respective member interest. The Company accounts for its Class D Member Interest in HGF using the cost method as the Company is a passive investor and does not have any influence or control. The value of the investment is approximately $1.7 million as of March 31, 2010.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-151532), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

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

  Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Company”) intends to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Lightstone Value Plus REIT II, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

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

Critical Accounting Policies and Estimates

General. The consolidated financial statements of the Company included in this quarterly report include the accounts of the Company including its Operating Partnership (over which the Company exercises financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition and Valuation of Related Receivables. Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity.
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

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant.  The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute a similar leases. These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease.  The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.  Through March 31, 2009, we have not acquired any investments in real estate assets.

Investments in Unconsolidated Real Estate Entities. We will evaluate investments in other real estate entities for consolidation. We will consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment will be recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor will be allocated in accordance with the provisions of the applicable operating agreements of the real estate entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.  These items will be reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost of accounting, the investment will be recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities will be recorded as interest income.

On a quarterly basis, we will assess whether the value of our investments in unconsolidated real estate entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we will record an impairment charge.
Accounting for Derivative Financial Investments and Hedging Activities. We may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. We may designate these derivative financial instruments as hedges and apply hedge accounting. We will account for derivative and hedging activities, following using Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss will initially be reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss will be reported in earnings immediately.

Accounting for Organizational and Offering Costs. Once our operations commence, selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, will be accounted for as a reduction against additional paid-in capital (“APIC”). Any organizational costs will be expensed to general and administrative costs. Prior to the commencement of operations, these fees and costs will be paid by the Sponsor. If and when we commence operations, we will reimburse the Sponsor for these fees and costs and record the fees and costs to our financial statements at that time.  Through March 31, 2009, the Sponsor has incurred zero in selling commissions and dealer manager fees, $0.1 million of organizational costs and $ 1.4 million of offering costs.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of The Lightstone Group (our “Sponsor”). Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent period costs of the Company will be expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our affiliated property managers. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our affiliated property managers may also perform fee-based construction management services for both our re-development activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our affiliated property managers. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and our affiliated property managers will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit. Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs. As of March 31, 2009, Lightstone SLP II, LLC had not purchased any subordinated profits interests.

Income Taxes

We will elect to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) in conjunction with the filing of our 2009 federal tax return. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, we will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. As of March 31, 2009, we had no material uncertain income tax positions and our net operating loss carryforward was zero. The tax year 2008 remains open to examination by the major taxing jurisdictions to which we are subject.

Results of Operations

As of March 31, 2009, we have not yet commenced operations. We commenced operations upon the release of our offering proceeds from escrow, which occurred on October 1, 2009.

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

For the Three Months Ended March 31, 2009

Consolidated

General and administrative expenses

General and administrative costs of $52,571 primarily relate to board of director fees and accounting fees.  We expect that once we commence operations, general and administrative costs will increase in the future.

Financial Condition, Liquidity and Capital Resources

Overview:

We expect that our primary source of funds will be proceeds from our public offering, net of commissions and offering costs and borrowings. We will be dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

 In general the type of financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance the acquisition using long-term fixed rate debt. However there may be certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing.  To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate caps instruments.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our affiliated property managers during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our affiliated property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II, LLC, an affiliate of the Advisor.  For the three months ended March 31, 2009, we have not paid any fees to these related parties.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the period presented below:

	For the Three Months Ended	For the Period April 28, 2008 (Date of Inception) through
	March 31, 2009	March 31, 2009

Cash flows used in operating activities	$(1,708)	$(1,708)
Cash flows provided by financing activities	-	99,703
Net change in cash and cash equivalents	(1,708)	97,995
Cash and cash equivalents, beginning of the period	99,703	-
Cash and cash equivalents, end of the period	$97,995	$97,995

Operating activities

During the three months ended March 31, 2009 and during the period April 28, 2008 (date of inception) through March 31, 2009, the cash used in operating activities related to net loss of $52,571 offset by an increase in accounts payable and other accrued expenses of $23,038 associated primarily with the timing of payments of the fees to our board of directors and amount due to sponsor for reimbursement of accounting fees of $27,825.

Financing activities

During the period April 28, 2008 (date of inception) through March 31, 2009, the cash provided by financing activities is primarily the proceeds from issuance shares of common stock of $0.2 million to our Advisor offset by $0.1 million of amounts due from our Sponsor for reimbursement of offering costs.
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

Below is a reconciliation of net income to FFO for the three months ended March 31, 2009 and the period April 28, 2008 (date of inception) through March 31, 2009:

	For the Three Months Ended	For the Period April 28, 2008 (Date of Inception) Through
	March 31, 2009	March 31, 2009

Net loss	$(52,571)	$(52,571)
Adjustments:
None
FFO	(52,571)	(52,571)

Less: FFO attributable to noncontrolling interests	-	-

FFO attributable to Company's common share	$(52,571)	$(52,571)

FFO per common share, basic and diluted	$(2.63)	$(2.63)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.” This standard establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. One significant change includes expensing acquisition fees instead of capitalizing these fees as part of the purchase price. This will impact the Company’s recording of acquisition fees associated with the purchase of wholly-owned entities on a prospective basis. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard on January 1, 2009 and the adoption of this statement did not have a material effect on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51.” This standard establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. Prior to the implementation of this standard, noncontrolling interests (minority interests) were reported between liabilities and stockholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests was reflected as an expense/income in arriving at net income/loss. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard are to be applied prospectively. The Company adopted this standard on January 1, 2009 and the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this standard did not have a material effect on the consolidated results of operations or financial position.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements.” This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this guidance as of January 1, 2009 and it did not have a material impact to the Company’s financial position or consolidated results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” This guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. The adoption of this guidance changed the Company’s accounting for transaction costs related to equity investments. Prior to the adoption of this guidance, the Company expensed these transaction costs to general and administrative expense as incurred. Beginning January 1, 2009, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting will be capitalized as part of the cost of the investment.

In April 2009, FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance is effective for the Company for the quarter ended June 30, 2009. The Company adopted the guidance during the quarter ended June 30, 2009 and the adoption did not have a material effect on the consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2009, we did not have any other swap or derivative agreements outstanding.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

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

There have been other changes in our internal control over financial reporting that occurred during quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:
ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities. Through March 31, 2009, we have not repurchased any of our securities.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. We commenced our initial public offering on April 24, 2009.  We were required to sell a minimum of 500,000 shares prior to breaking escrow. On September 30, 2009, we achieved the minimum offering and on October 1, 2009, we admitted the first shareholders associated with the initial public offering.

As of March 31, 2009, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

As of May 31, 2010, we have sold 2.3 million shares at an aggregate of price of approximately $23.4 million. In addition, we have sold approximately 21,000 shares at an aggregate price of approximately $0.2 million under our distribution reinvestment plan.

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

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: June 10, 2010	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2010	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)