Form 10-Q
period 2009-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-06-10
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(A DEVELOPMENT STAGE COMPANY)

EXPLANATORY NOTE

This quarterly report on Form 10-Q is for the quarter ended June 30, 2009. As disclosed in our annual report on Form 10-K/A for the fiscal year ended December 31, 2009, to remediate a deficiency in our disclosure control, management is filing the quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. Management believes our disclosure controls and procedures are sufficient to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations and expects that future reports will be filed on a timely basis within the time periods specified in the Commission's rules and regulations.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2009, the Period April 28, 2008 (Date of Inception) through June 30, 2008, the Six Months Ended June 30, 2009, the Period April 28, 2008 (Date of Inception) through June 30, 2008 and the Period From April 28, 2008 (Date of Inception) through June 30, 2009	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Loss (unaudited) for the Period From April 28, 2008 (Date of Inception) through June 30, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2009, the period April 28, 2008 (Date of Inception) through June 30, 2008 and the Period From April 28, 2008 (Date of Inception) through June 30, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Removed and Reserved	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$96,316	$99,703
Due from Sponsor	74,472	102,297
Total Assets	$170,788	$202,000

Liabilities and Stockholders' Equity
Accounts Payable and other accrued expenses	$46,360	$-
Total liabilities	46,360	-
Commitments and contingencies
Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,000 issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Accumulated distributions in excess of net loss	(77,572)	-
Total Company stockholder’s equity	122,428	200,000
Noncontrolling interest	2,000	2,000
Total Stockholders' Equity	124,428	202,000
Total Liabilities and Stockholders' Equity	$170,788	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2009	For the Period April 28, 2008 (Date of Inception) through June 30, 2008	For the Six Months Ended June 30, 2009	For the Period April 28, 2008 (Date of Inception) through June 30, 2008	For the Period April 28, 2008 (Date of Inception) through June 30, 2009
Expenses:
General and administrative costs	$25,001	$-	$77,572	$-	$77,572
Total operating expenses	25,001	-	77,572	-	77,572
Operating loss	(25,001)	-	(77,572)	-	(77,572)
Interest income	-	-	-	-	-
Net loss	(25,001)	-	(77,572)	-	(77,572)
Less: net loss attributable to noncontrolling interest	-	-	-	-	-
Net loss attributable to Company's common shares	$(25,001)	$-	$(77,572)	$-	$(77,572)

Net loss per Company's common share, basic and diluted	$(1.25)	$-	$(3.88)	$-	$(3.88)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	Preferred Shares		Common Shares				Total
					Additional	Accumulated	Company	Total
	Preferred		Common		Paid-In	Distributions in	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Excess of Net Loss	Equity	Interests	Equity
BALANCE, April 28, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Proceeds from issuance of common stock	-	-	20,000	200	199,800	-	200,000	-	200,000

Proceeds from noncontrolling interests	-	-	-	-	-	-	-	2,000	2,000
BALANCE, December 31, 2008	-	-	20,000	200	199,800	-	200,000	2,000	202,000

Comprehensive loss:
Net loss	-	-	-	-	-	(77,572)	(77,572)	-	(77,572)
Total comprehensive loss	-	-	-	-	-	(77,572)	(77,572)	-	(77,572)

BALANCE, June 30, 2009	-	$-	20,000	$200	$199,800	$(77,572)	$122,428	$2,000	$124,428

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended	For the Period April 28, 2008 (Date of Inception) Through	For the Period April 28, 2008 (Date of Inception) Through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,572)	$-	$(77,572)
Changes in assets and liabilities:
Increase in accounts payable and other accrued expenses	46,360	-	46,360
Decrease in due from sponsor	27,825	-	27,825
Net cash used in operating activities	(3,387)	-	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease/(increase) in due from sponsor	-	995	(102,297)
Proceeds from issuance of common stock	-	200,000	200,000
Proceeds from issuance of limited partnership units	-	2,000	2,000
Net cash provided by financing activities	-	202,995	99,703

Net change in cash and cash equivalents	(3,387)	202,995	96,316
Cash and cash equivalents, beginning of period	99,703	-	-
Cash and cash equivalents, end of period	$96,316	$202,995	$96,316

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

The Company issued 20,000 shares to Lightstone Value Plus REIT II, LLC, (the “Advisor”) on May 20, 2008, for $10 per share.  The Company invested the proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.01% general partnership interest at June 30, 2009 in the Operating Partnership’s common units.

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

As of June 30, 2009, the Company has not commenced operations and is therefore in its developmental stage.  The Company continued as a developmental stage company until it commenced operations on October 1, 2009.

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

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    As of June 30, 2009, Lightstone SLP II, LLC had not purchased any subordinated profits interests.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Company exercises financial and operating control). As of June 30, 2009, the Company had a 99.01% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Marketable Securities

The Company may invest in marketable securities in the future.  Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. We will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any Real Estate Investment Trust (“REIT”) or other restrictions.  The Company did not invest in marketable securities as of June 30, 2009 or December 31, 2008.

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

 As of January 1, 2009, the Company adopted new accounting guidance concerning provisions for uncertain income tax positions as contained in Financial Accounting Standard Board Interpretation No. 48.  As of June 30, 2009, the Company had no material uncertain income tax provisions.

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

Selling Commission, Dealer Manager Fees and Organization and Offering Costs

Selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees will be accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred once the Company commences operations.  Any organizational costs will be accounted for as general and administrative costs.  Prior to the Company commencing operations, these fees and costs will be paid by the Sponsor.  If and when the Company commences operations, the Company will reimburse the Sponsor for these fees and costs and record the fees and costs to the Company’s financial statements at that time.   Through June 30, 2009, the Sponsor has incurred $0.2 million in selling commissions and dealer manager fees, $0.1 million of organizational costs and $1.9 million of offering costs.

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

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors, and an Employee and Director Incentive Restricted Share Plan.  The Company will account for the incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations.  Since April 28, 2008 (date of inception) through June 30, 2009, the Company has not granted any stock-based incentive awards.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
(Unaudited)
Under its charter, the Company cannot make any material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 20,000 shares of common stock outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

The Company has adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit real estate investment trusts to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years.  Since April 28, 2008 (date of inception) through June 30, 2009, no stock options have been granted to the Company’s independent directors.

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
Selling Commission
The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $35.7 million if the maximum offering of 51 million shares is sold.  Through inception of the offering through June 30, 2009, $0.2 million of selling commission has been incurred.

Dealer Management Fee
The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $15.3 million if the maximum offering of 51 million shares is sold.  Through inception of the offering through June 30, 2009, zero dealer management fees have been incurred.

Reimbursement of Offering Expenses
Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51 million if the maximum offering of 51 million shares is sold. The Company will sell subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.  Through June 30, 2009, zero reimbursements have been made.

Acquisition Fee
The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19,380,000 may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%. Through June 30, 2009, the Company paid the Advisor zero in acquisition fees.

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

Asset Management Fee
The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter. Through June 30, 2009, the total asset management fee was zero.

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

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant.   The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships.  Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute a similar leases.  These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease.   The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.   Through June 30, 2009, we have not acquired any investments in real estate assets.

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

Accounting for Organizational and Offering Costs.    Once our operations commence, selling commissions and dealer manager fees paid to the Dealer manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, will be accounted for as a reduction against additional paid-in capital (“APIC”).  Any organizational costs will be expensed to general and administrative costs.  Prior to the commencement of operations, these fees and costs will be paid by the Sponsor.  If and when we commence operations, we will reimburse the Sponsor for these fees and costs and record the fees and costs to our financial statements at that time.   Through June 30, 2009, the Sponsor has incurred $0.2 million in selling commissions and dealer manager fees, $0.1 million of organizational costs and $1.9 million of offering costs.

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

Lightstone SLP II, LLC, which is wholly owned and controlled by our Sponsor, will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit.  Lightstone SLP II, LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    As of June 30, 2009, Lightstone SLP II, LLC had not purchased any subordinated profits interests.

Income Taxes

We will elect to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) in conjunction with the filing of our 2009 federal tax return. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, we will not be subject to federal income tax on taxable income that it distributes to its stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  As of June 30, 2009, we had no material uncertain income tax positions and our net operating loss carryforward was zero. The tax year 2008 remains open to examination by the major taxing jurisdictions to which we are subject.

Results of Operations

As of June 30, 2009, we have not yet commenced operations.  We commenced operations upon the release of our offering proceeds from escrow, which occurred on October 1, 2009.

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

For the Three Months Ended June 30, 2009 vs. the Period April 28, 2008 (Date of Inception) through June 30, 2008

Consolidated

General and administrative expenses

General and administrative costs were $25,001 for the three months ended June 30, 2009 compared to zero for the period April 28, 2008 (date of inception) through June 30, 2008.  The costs incurred during the three months ended June 30, 2009 primarily relate to board of director fees.   We expect that once we commence operations, general and administrative costs will increase in the future.

For the Six Months Ended June 30, 2009 vs. the Period April 28, 2008 (Date of Inception) through June 30, 2008

Consolidated

General and administrative expenses

General and administrative costs were $77,572 for the six months ended June 30, 2009 compared to zero for the period April 28, 2008 (date of inception) through June 30, 2008.  The costs incurred during the six months ended June 30, 2009 primarily relate to board of director fees and accounting fees.   We expect that once we commence operations, general and administrative costs will increase in the future.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our affiliated property managers during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor.  During the operational stage, we will pay our affiliated property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II, LLC, an affiliate of the Advisor.   For the six months ended June 30, 2009, we have not paid any fees to these related parties.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the period presented below:

	For the Six Months Ended	For the Period April 28, 2008 (Date of Inception) through	For the Period April 28, 2008 (Date of Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows used in operating activities	$(3,387)	$-	$(3,387)
Cash flows provided by financing activities	-	202,995	99,703
Net change in cash and cash equivalents	(3,387)	202,995	96,316
Cash and cash equivalents, beginning of the period	99,703	-	-
Cash and cash equivalents, end of the period	$96,316	$202,995	$96,316

Operating activities

During the six months ended June 30, 2009 and during the period April 28, 2008 (date of inception) through June 30, 2009, the cash used in operating activities related to net loss of $77,572 offset by an increase in accounts payable and other accrued expenses of $46,360 associated primarily with the timing of payments of the fees to our board of directors and amount due to sponsor for reimbursement of accounting fees of $27,825.

Financing activities

During the period April 28, 2008 (date of inception) through June 30, 2008, the cash provided by financing activities is primarily the proceeds from issuance shares of common stock of $0.2 million to our Sponsor.

During the period April 28, 2008 (date of inception) through June 30, 2009, the cash provided by financing activities is primarily the proceeds from issuance shares of common stock of $0.2 million to our Sponsor offset by $0.1 million of amounts due from our Sponsor for reimbursement of offering costs.

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

Below is a reconciliation of net income to FFO.

	For the Three Months Ended	For the Period April 28, 2008 (Date of Inception) Through	For the Six Months Ended	For the Period April 28, 2008 (Date of Inception) Through	For the Period April 28, 2008 (Date of Inception) Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Net loss	$(25,001)	$-	$(77,572)	$-	$(77,572)
Adjustments:
None
FFO	(25,001)	-	(77,572)	-	(77,572)
Less: FFO attributable to noncontrolling interests	-	-	-	-	-

FFO attributable to Company's common share	$(25,001)	$-	$(77,572)	$-	$(77,572)

FFO per common share, basic and diluted	$(1.25)	$-	$(3.88)	$-	$(3.88)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000	20,000	20,000	20,000

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2009, we did not have any other swap or derivative agreements outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities. Through June 30, 2009, we have not repurchased any of our securities.

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

As of June 30, 2009, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

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