Form 10-Q
period 2010-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-08-16
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No ☑

As of August 6, 2010, there were 2.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
Assets	(Unaudited)
Investments in unconsolidated real estate entity	$2,448,045	$-
Investments in unconsolidated real estate entity, at cost	1,690,000	1,690,000
Cash and cash equivalents	9,915,011	8,596,008
Restricted escrow	338,169	-
Mortgage loan receivable, net of discount of $10.8 million and zero, respectively	7,857,000
Prepaid expenses and other assets	400,577	109,447

Total Assets	$22,648,802	$10,395,455

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,401,534	$1,110,312
Due to sponsor	78,656	1,569,001
Distributions payable	-	157,177

Total liabilities	1,480,190	2,836,490

Commitments and contingencies (Note 9)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 2,576,121 and 1,236,037 shares issued and outstanding in 2010 and 2009, respectively	25,761	12,360
Additional paid-in-capital	19,939,781	8,616,032
Subscription receivable	(342,579)	(665,882)
Accumulated distributions in excess of net loss	(956,220)	(405,503)

Total Company stockholder’s equity	18,666,743	7,557,007
Noncontrolling interest	2,501,869	1,958

Total Stockholders' Equity	21,168,612	7,558,965

Total Liabilities and Stockholders' Equity	$22,648,802	$10,395,455

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Expenses:
General and administrative costs	$242,320	$25,001	$393,572	$77,572

Total operating expenses	242,320	25,001	393,572	77,572

Operating loss	(242,320)	(25,001)	(393,572)	(77,572)

Interest income	87,117	-	142,832	-
Loss from investment in unconsolidated affiliated real estate entity	(51,955)	-	(51,955)	-

Net loss	(207,158)	(25,001)	(302,695)	(77,572)

Less: net loss attributable to noncontrolling interest	14	-	24	-

Net loss attributable to Company's common shares	$(207,144)	$(25,001)	$(302,671)	$(77,572)

Net loss per Company's common share, basic and diluted	$(0.09)	$(1.25)	$(0.15)	$(3.88)

Weighted average number of common shares outstanding, basic and diluted	2,276,938	20,000	1,959,758	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

							Accumulated	Total
	Preferred Shares		Common Shares		Additional		Distributions in	Company	Total
	Preferred		Common		Paid-In	Subscription	Excess of	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Net Loss	Equity	Interests	Equity
BALANCE, December 31, 2009	-	-	1,236,037	12,360	8,616,032	(665,882)	(405,503)	7,557,007	1,958	7,558,965

Comprehensive loss:
Net loss	-	-	-	-	-	-	(302,671)	(302,671)	(24)	(302,695)

Total comprehensive loss	-	-	-	-	-	-	(302,671)	(302,671)	(24)	(302,695)

Distributions declared	-	-	-	-	-	-	(248,046)	(248,046)	-	(248,046)
Distributions paid to noncontrolling interests									(65)	(65)
Contribution by noncontrolling interest									2,500,000	2,500,000
Proceeds from offering			1,319,136	13,192	13,159,967	323,303		13,496,462	-	13,496,462
Selling commissions and dealer manager fees					(1,233,682)			(1,233,682)		(1,233,682)
Other offering costs					(801,329)			(801,329)		(801,329)
Proceeds from distribution reinvestment program			20,948	209	198,793			199,002		199,002
BALANCE, June 30, 2010	-	$-	2,576,121	$25,761	$19,939,781	$(342,579)	$(956,220)	$18,666,743	$2,501,869	$21,168,612

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,695)	$(77,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss from investment in unconsolidated affiliated real estate entity	51,955
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(291,130)	-
(Decrease)/increase in accounts payable and other accrued expenses	(103,591)	46,360
(Decrease)/increase in due to sponsor	(18,731)	27,825

Net cash used in operating activities	(664,192)	(3,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loan receivable	(7,857,000)	-

Net cash used in investing activities	(7,857,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease due from sponsor	180,953	-
Proceeds from issuance of common stock	13,496,462	-
Payment of commissions and offering costs	(3,630,937)
Distributions to noncontrolling interests	(65)	-
Distributions to common stockholders	(206,218)	-

Net cash provided by financing activities	9,840,195	-

Net change in cash and cash equivalents	1,319,003	(3,387)
Cash and cash equivalents, beginning of period	8,596,008	99,703
Cash and cash equivalents, end of period	$9,915,011	$96,316

Supplemental disclosure of cash flow information:
Distributions declared	$248,046	$-
Value of shares issued from distribution reinvestment program	$199,002	$-
Non cash commissions and other offering costs in accounts payable and other accrued expenses	$1,006,279	$-
Subscription receivable	$323,303	$-
Investment in affiliated real estate entity in exchange for issuance of subordinated profit interests	$2,500,000	$-
Restriced escrow deposits and related liability established related to mortgage loan receivable	$338,169	$-

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

The Company issued 20,000 shares to Lightstone Value Plus REIT II, LLC, “(the Advisor”) on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009. Through June 30, 2010, cumulative gross offering proceeds of $25.2 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at June 30, 2010 in the Operating Partnership’s common units.  The Operating Partnership commenced operations as of October 1, 2009.

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

Lightstone SLP II LLC, which is wholly owned and controlled by The Lightstone Group (our “Sponsor”) will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in subscriptions up to ten percent of the offering proceeds on a semi-annual basis.  Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by Company from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.  On June 30, 2010, Lightstone SLP II LLC purchased 25 subordinated profits interests valued at $2.5 million by contributing a 26.25% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2010, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity listed below is partially owned by the Company.  The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date of Ownership	Ownership %	June 30, 2010	December 31, 2009
Brownmill LLC ("Brownmill")	June 30, 2010	26.25%	$2,448,045	$-
Total Investment in unconsolidated affiliated real estate entity			$2,448,045	$-

Brownmill

On June 30, 2010, the Company, through its Operating Partnership, entered into a Contribution Agreement between the Operating Partnership and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of our Sponsor, pursuant to which LGH contributed to the Operating Partnership a 26.25% equity interest in Brownmill (the “Brownmill Interest”) in order to fulfill the Sponsor’s commitment to purchase subordinated profit interests with cash or contributed property. In exchange, the Operating Partnership issued 25 units of subordinated profits interests, at $100,000 per unit (at total value of $2.5 million), to Lightstone SLP II LLC.  The preliminary fair value of the Brownmill Interest, as of April 1, 2010, as determined by the Company is approximately $8.4 million of which $2.5 million is in the form of equity and $5.9 million is in the form of mortgage indebtedness.

As a result of this contribution in exchange for subordinated profit interests, as of June 30, 2010, the Operating Partnership owns a 26.25% membership interest in Brownmill. The Brownmill Interest is a non-managing interest. An affiliate of the Company’s Sponsor, is the majority owner and manager of Brownmill.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.  The Company will allocate its portion of profit and cash distributions beginning as of April 1, 2010 based upon the original date Lightstone SLP II LLC was to purchase the subordinated profit interests.

As the Company has recorded this investment in accordance with the equity method of accounting, its portion of Brownmill’s total indebtedness of $22.2 million as of June 30, 2010 is not included in the investment.   In connection with the contribution of the Brownmill Interest, the Company did not incur any transactions fees.

Brownmill owns two retail properties known as Browntown Shopping Center (“Browntown”) and Millburn Mall (“Millburn”, and together with Browntown, (the “Brownmill Properties”), which are located in Old Bridge, NJ and Vauxhall, NJ, respectively.   The Brownmill Properties collectively represent 156,002 square feet of total gross leasable area, and were 76.7% occupied as of June 30, 2010. The Brownmill Properties are cross-collateralized, collateralizing a non-recourse loan maturing on October 8, 2015. The loan has a 10-year term and monthly principal and interest payments of $133,051 through its maturity date.  The loan bears a fixed interest rate of 5.36%. The aggregate outstanding balance of the Brownmill Loan was $22.2 million as of June 30, 2010, $19.8 million of which will be due upon maturity assuming no prior principal prepayment.

Brownmill Financial Information

The Company’s carrying value of its Brownmill Interest differs from its share of member’s equity reported in the condensed balance sheet of Brownmill LLC due to the Company’s basis of its investment in excess of the historical net book value of Brownmill. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over the lives of the appropriate assets.  The Company’s Brownmill Interest additional basis allocation to depreciable assets is a preliminary estimate and could change based upon the final fair value to net book value analysis, which is expected to be completed once all information is available.

The following table represents the unaudited condensed income statement for Brownmill LLC for the period April 1, 2010 through June 30, 2010.

For the Period April 1, 2010 through June 30, 2010
Revenue	$900,295

Property operating expenses	361,139
Depreciation and amortization	217,686

Operating income	321,470

Interest expense and other, net	(305,008)

Net income	$16,462

Company's share of net income	$4,321

Additional depreciation and amortization expense (1)	(56,276)

Company's loss from investment	$(51,955)

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Brownmill Interest and the amount of the underlying equity in net assets of Brownmill.

The following table represents the unaudited condensed balance sheet for Brownmill as of June 30, 2010:

As of
June 30, 2010

Real estate, at cost (net)	$18,075,945
Cash and restricted cash	567,867
Other assets	1,773,296

Total assets	$20,417,108

Mortgage payable	$22,196,256
Other liabilities	859,798
Member capital	(2,638,946)

Total liabilities and members' capital	$20,417,108

4.	Mortgage Loan Receivable and Restricted Escrow

On June 29, 2010, the Company, through its Operating Partnership, entered into an Assignment and Assumption Agreement (the “Assignment”) with Citigroup Global Markets Realty Corp. (the “Seller”).  Under the terms of the Assignment, the Operating Partnership purchased from the Seller a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) for $7.9 million.  In addition, the Seller agreed to indemnify the Operating Partnership from all existing litigation. As a result of the Assignment, the Operating Partnership assumed all rights and obligations, with the exception of the existing litigation, in connection with the Loan, and became the lender under the Loan.  Total legal and other closing costs of the Assignment were approximately $88,407, including an acquisition fee equal to 0.95% of the purchase price, or approximately $74,600, payable to our advisor.  These fees were expensed during the three months ended June 30, 2010 within general and administrative costs on the consolidated statements of operations.

The Loan was originated by the Seller in August 2007 with an original principal balance of $18.7 million, and is collateralized by a 141-room limited service hotel located in East Rutherford, NJ.  The hotel is currently operating under a Marriott Franchise Agreement as a Fairfield Inn. The Loan was scheduled to mature in September 2017 under its original term, and has been in default since February 2009.

The Company has recorded the Loan as a mortgage loan receivable of $7.9 million, net of a discount of $10.8 million. The Company believes that the collateral on the Loan equals or exceeds $7.9 million as of June 30, 2010.   As the Loan is in default, the Company is not amortizing the discount as the Company intends to take ownership through foreclosure or negotiate a transfer of ownership with the existing borrower.  In addition, interest income on the Loan will be recorded on a cash basis.

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. The Company first will apply the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash will be applied to principal due for the month and interest.  At the date of the acquisition of the loan, the escrow deposits held by the Seller and transferred to the Company were $0.3 million and are recorded on the consolidated balance sheet as restricted escrows.  The Company has recorded an offsetting liability for these disbursements in the consolidated balance sheet within accounts payable and other accrued expenses.

5.	Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred.  Any organizational costs are accounted for as general and administrative costs. For the six months ended June 30, 2010, the Company has incurred approximately $1.2 million in selling commissions and dealer manager fees and $0.8 million of other offering costs.  Since commencement of its initial public offering through June 30, 2010, the Company has incurred approximately $2.3 million in selling commissions and dealer manager fees and $3.5 million of other offering costs.

6.	Subscription Receivable

As of June 30, 2010 and December 31, 2009, the Company recorded a subscription receivable of $0.3 million and $0.7 million, respectively, as a reduction in the Company’s equity on the consolidated balance sheets.   The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

7.	Related Party Transactions

The Company has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the three and six months ended June 30, 2010:

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Acquisition fees	$74,642	$74,642
Asset management fees	4,014	8,028
Property management fees	-	-
Acquisition expenses reimbursed to Advisor	-	-
Development fees	-	-
Leasing commissions	-	-
Total	$78,656	$82,670

During the three and six months ended June 30, 2009, the Company did not incur any fees associated with payments to its Advisor or its Property Manager.

As of June 30, 2010, the Company owns a 26.25% membership interest in Brownmill.  Affiliates of the Company’s Sponsor, are the majority owners and manager of Brownmill.  See Note 3.

8.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximates the fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

9.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

10.	Subsequent Events

On July 9, 2010, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended June 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on July 15, 2010 using a combination of cash ($0.2 million) and shares ($0.2 million) which represents 18,437 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.

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

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”.

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

Current Environment

Our operating results as well as our investment opportunities are impacted primarily by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2010	Annualized Revenues based on rents at June 30, 2010
Retail

Unconsolidated Affiliated Real Estate Entity:
Brownmill LLC (2 retail properties) (1)	Old Bridge and Vauxhall, New Jersey	1962	156,002	76.7%	$2.6 million

(1) On June 30, 2010, the Company received a 26.25% interest in Brownmill LLC in exchange for issuance of subordinated profits interests. See Note 3 of notes to consolidated financial statements.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.   In November 2009, we acquired an investment of a 32.42% Class D Member Interest in HG CMBS Finance, LLC, and a real estate limited liability company that invests in commercial mortgage-backed securities.  During the six months ended June 30, 2010, we acquired a mortgage loan which we believe to be fully collateralized by a limited service hotel (see Note 4 of the notes to consolidated financial statements) and obtained a 26.25% equity interest in Brownmill LLC which owns two retail properties (see Note 3 of the notes to consolidated financial statements).

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

For the Three Months Ended June 30, 2010 vs. June 30, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.2 million to $0.2 million primarily due to $0.1 million in acquisition fees associated with the purchase of a mortgage loan (see Note 4 of notes to consolidated financial statement), as well as insurance costs and consulting and accounting fees which did not occur during the three months ended June 30, 2009 as we did not commence operations until October 2009.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2010 compared to zero for the three months ended June 30, 2009.   The interest income primarily relates to interest earned on our investment in HG CMBS Finance LLC.  During the three months ended June 30, 2009, we did not own any investments.

Loss from Investment in Unconsolidated Affiliated Real Estate Entity

Our loss from investment in unconsolidated affiliated real estate entity for the three months ended June 30, 2010 was $0.1 million compared to zero during the three months ended June 30, 2009.   This account represents our portion of the net income/loss of our investment in Brownmill LLC (see Note 3 of notes to consolidated financial statement) which we obtained during the three months ended June 30, 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value during the three months ended June 30, 2010.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

For the Six Months Ended June 30, 2010 vs. June 30, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.3 million to $0.4 million primarily due to $0.1 million in acquisition fees associated with the purchase of a mortgage loan (see Note 4 of notes to consolidated financial statement), as well as insurance costs and consulting and accounting fees which did not occur during the six months ended June 30, 2009 as we did not commence operations until October 2009.

Interest Income

Interest income was $0.1 million for the six months ended June 30, 2010 compared to zero for the six months ended June 30, 2009.   The interest income primarily relates to interest earned on our investment in HG CMBS Finance LLC.  During the six months ended June 30, 2009, we did not own any investments.

Loss from Investment in Unconsolidated Affiliated Real Estate Entity

Our loss from investment in unconsolidated affiliated real estate entity for the six months ended June 30, 2010 was $0.1 million compared to zero during the six months ended June 30, 2009.   This account represents our portion of the net income/loss of our investment in Brownmill LLC (see Note 3 of notes to consolidated financial statement) which we obtained during the three months ended June 30, 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value during the six months ended June 30, 2010.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2010, our primary source of funds was from $9.9 million proceeds from our public offering, net of commissions and offering costs paid during the period.  We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor.  During the operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager for the three and six months ended June 30, 2010:

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Acquisition fees	$74,642	$74,642
Asset management fees	4,014	8,028
Property management fees	-	-
Acquisition expenses reimbursed to Advisor	-	-
Development fees	-	-
Leasing commissions	-	-
Total	$78,656	$82,670

During the three and six months ended June 30, 2009, we did not incur any fees associated with payments to our Advisor or our Property Manager.

In addition, total selling commissions and dealer fees incurred during the three and six months ended June 30, 2010 was $0.5 million and $1.2 million, respectively.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Cash flows used in operating activities	$(664,192)	$(3,387)
Cash flows used in investing activities	(7,857,000)	-
Cash flows provided by financing activities	9,840,195	-
Net change in cash and cash equivalents	1,319,003	(3,387)
Cash and cash equivalents, beginning of the period	8,596,008	99,703
Cash and cash equivalents, end of the period	$9,915,011	$96,316

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

Operating activities

During the six months ended June 30, 2010, cash flows used in operating activities was $0.7 million compared to $3,387 for six months ended June 30, 2009.  The cash used during 2010 related to net loss of $0.3 million plus the increase in prepaid expenses and other assets due to the upfront payment of insurance premiums during the period.

Investing activities

Cash used in investing activities during the six months ended June 30, 2010 of $7.9 million relates to the purchase of a mortgage loan in June 2010.  See Note 4 of notes to consolidated financial statements.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2010 is primarily the proceeds from the issuance of common stock of $13.5 million offset by the payment of selling commissions, dealer manger fees and other offering costs of $3.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Contractual Obligations

None

Funds from Operations

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also focuses on funds from operations (“FFO”) and modified funds from operations (“MFFO”) to measure our performance.   FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of real estate investment trusts (“REITs”).  FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations).   Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO.  For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of this offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income.  As a result, we intend to consider a modified FFO, or MFFO, when assessing our operating performance.  We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets and acquisition-related costs expensed.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

 Accordingly, we believe that FFO is helpful to stockholders and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to stockholders and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes.  By providing FFO and MFFO, we present information that reflects how our management analyzes our long-term operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Below is a reconciliation of net loss to FFO for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss	$(207,158)	$(25,001)	$(302,695)	$(77,572)
Adjustments:
Equity in depreciation and amortization for unconsolidated affiliated real estate entity	113,419		113,419

FFO	(93,739)	(25,001)	(189,276)	(77,572)

Less: FFO attributable to noncontrolling interests	7	-	17	-

FFO attributable to Company's common share	$(93,732)	$(25,001)	$(189,259)	$(77,572)

FFO per common share, basic and diluted	$(0.04)	$(1.25)	$(0.10)	$(3.88)

Weighted average number of common shares outstanding, basic and diluted	2,276,938	20,000	1,959,758	20,000

Below is the reconciliation of MFFO for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

FFO	$(93,739)	$(25,001)	$(189,276)	$(77,572)
Adjustments:
Noncash Adjustments:
Amortization of above and below market leases	-	-	-	-
Straight-line rent adjustment (1)	(12,101)		(12,101)
Total non cash adjustments	(12,101)	-	(12,101)	-
Other adjustments:
Acquisition/divestiture costs expensed	88,449	-	88,449	-

MFFO	$(17,391)	$(25,001)	$(112,928)	$(77,572)

Less: MFFO attributable to noncontrolling interests	1		11	-

MFFO attributable to Company's common share	$(17,390)	$(25,001)	$(112,917)	$(77,572)

1)  Straight-line rent adjustment relates to straight-line rent from unconsolidated affiliated real estate entity.

 Sources of Distribution

 On July 9, 2010, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended June 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on July 15, 2010 using a combination of cash ($0.1 million) and shares ($0.1 million) which represents 18,437 shares of the Company’s common stock issued pursuant to the Company’s Distribution Reinvestment Program, at a discounted price of $9.50 per share.   We used proceeds from our offering of common stock to fund all of our cash distribution.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the three and six months ended June 30, 2010.  We did not declare a distribution for the three and six months ended June 30, 2009 as we did not begin operations until October 2009.

	Related to the Six Months Ended	Quarter ended	Quarter ended
	June 30, 2010	June 30, 2010	March 31, 2010

Distribution period:		Q2 2010	Q1 2010

Date distribution declared		July 9, 2010	March 23, 2010

Date distribution paid		July 15, 2010	April 15, 2010

Distributions Paid	$314,927	$192,562	$122,365
Distributions Reinvested	301,517	175,152	126,365
Total Distributions	$616,444	$367,714	$248,730

Source of distributions
Cash flows used from operations	$-	$-	$-
Proceeds from issuance of common stock	616,444	367,714	248,730
Total Sources	$616,444	$367,714	$248,730

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the ASC.  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2010, we did not have any swap or derivative agreements outstanding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities. Through June 30, 2010, we have not repurchased any of our securities.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through June 30, 2010, cumulative gross offering proceeds of $25.5 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at June 30, 2010 in the Operating Partnership’s common units.

Lightstone SLP II LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in subscriptions up to ten percent of the offering proceeds.  Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.    On June 30, 2010, Lightstone SLP II LLC purchased 25 subordinated profits interest valued at $2.5 million by contributing a 26.25% interest in Brownmill LLC (see Note 3 of notes to consolidated financial statements regarding Brownmill LLC).

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred life to date in connection with the issuance and distribution of the registered securities.

Type of Expense Amount
Underwriting discounts and commissions	$2,275,152
Other expenses incurred to be paid non-affiliates	3,471,624
Total offering expenses incurred through June 30, 2010	$5,746,776

As of June 30, 2010, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 23% of total proceeds compared to 31% as of December 31, 2009.  As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of  approximately 10% of offering proceeds.  As we sell more shares, this percentage will decline over time.

Cumulatively, we have used the net offering proceeds received of $20.4 million, after deduction of offering expenses paid since inception of $4.7 million, as follows:

At June 30, 2010

Construction of plant, building and facilities	$-
Purchase of real estate interests	-
Purchase of mortgage loan	7,587,000
Investment in real estate securities	1,690,000
Cash and cash equivalents (as of June 30, 2010)	9,915,011
Subscriptions Receivable (as of June 30, 2010)	342,579
Fund cash distributions	206,218
Other uses (primarily timing of payables)	689,432

Total uses	$20,430,240

As of August 6, 2010, we have sold 2,802,394 shares at an aggregate of price of approximately $28.0 million.  In addition, we have sold approximately 39,384 shares at an aggregate price of approximately $0.4 million under our Distribution Reinvestment Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.9	Assignment and Assumption Agreement between Citigroup Markets Corp and Lightstone Value Plus REIT II LP
10.10	Contribution Agreement between Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
10.11	Assignment of Membership Interest between Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 16, 2010	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)