Form 10-Q
period 2010-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-11-15
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐  No ☒

As of November 5, 2010, there were approximately 3.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments in unconsolidated affiliated real estate entity	$2,383,929	$-
Investments in unconsolidated real estate entity, at cost	1,690,000	1,690,000
Cash and cash equivalents	14,040,990	8,596,008
Restricted escrow	877,737	-
Mortgage loan receivable, net of discount of $10.8 million and zero, respectively	7,345,587	-
Prepaid expenses and other assets	341,753	109,447
Total Assets	$26,679,996	$10,395,455

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,368,501	$1,110,312
Due to sponsor	4,014	1,569,001
Distributions payable	474,074	157,177
Total liabilities	1,846,589	2,836,490
Commitments and contingencies (Note 9)
Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 3,151,453 and 1,236,037 shares issued and outstanding in 2010 and 2009, respectively	31,514	12,360
Additional paid-in-capital	24,883,750	8,616,032
Subscription receivable	(575,693)	(665,882)
Accumulated distributions in excess of net loss	(2,007,992)	(405,503)
Total Company stockholder’s equity	22,331,579	7,557,007

Noncontrolling interest	2,501,828	1,958

Total Stockholders' Equity	24,833,407	7,558,965
Total Liabilities and Stockholders' Equity	$26,679,996	$10,395,455

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Expenses:
General and administrative costs	$233,813	$29,947	$627,384	$107,519
Total operating expenses	233,813	29,947	627,384	107,519

Operating loss	(233,813)	(29,947)	(627,384)	(107,519)

Interest income	85,557	-	228,389	-

Loss from investment in unconsolidated affiliated real estate entity	(64,116)	-	(116,071)	-

Net loss	(212,372)	(29,947)	(515,066)	(107,519)
Less: net loss attributable to noncontrolling interest	8	-	32	-
Net loss attributable to Company's common shares	$(212,364)	$(29,947)	$(515,034)	$(107,519)

Net loss per Company's common share, basic and diluted	$(0.07)	$(1.50)	$(0.23)	$(5.38)

Weighted average number of common shares outstanding, basic and diluted	2,898,986	20,000	2,276,274	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

	Preferred Shares		Common Shares		Additional		Accumulated Distributions in	Total Company	Total
	Preferred Shares	Amount	Common Shares	Amount	Paid-In Capital	Subscription Receivable	Excess of Net Loss	Stockholders' Equity	Noncontrolling Interests	Total Equity
BALANCE, December 31, 2009	-	$-	1,236,037	$12,360	$8,616,032	$(665,882)	$(405,503)	$7,557,007	$1,958	$7,558,965

Comprehensive loss:
Net loss	-	-	-	-	-	-	(515,034)	(515,034)	(32)	(515,066)
Total comprehensive loss	-	-	-	-	-	-	(515,034)	(515,034)	(32)	(515,066)

Distributions declared	-	-	-	-	-	-	(1,087,455)	(1,087,455)	-	(1,087,455)
Distributions paid to noncontrolling interests									(98)	(98)
Contribution by noncontrolling interest									2,500,000	2,500,000
Proceeds from offering			1,876,281	18,763	18,718,832	90,189		18,827,784	-	18,827,784
Selling commissions and dealer manager fees					(1,710,470)			(1,710,470)		(1,710,470)
Other offering costs					(1,112,032)			(1,112,032)		(1,112,032)
Proceeds from distribution reinvestment program			39,135	391	371,388			371,779		371,779
BALANCE, September 30, 2010	-	$-	3,151,453	$31,514	$24,883,750	$(575,693)	$(2,007,992)	$22,331,579	$2,501,828	$24,833,407

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,066)	$(107,519)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Equity in loss from investment in unconsolidated real estate entity	116,071	-
Changes in assets and liabilities:
Increase in restricted escrow	(539,568)	-
Increase in prepaid expenses and other assets	(232,306)	-
(Decrease)/increase in accounts payable and other accrued expenses	(55,356)	719,330
Increase in due to sponsor	63,939	28,075
Net cash provided by/(used) in operating activities	(1,162,286)	639,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loan receivable	(7,857,000)	-
Collections on mortgage loan receivable	511,413	-
Net cash used in investing activities	(7,345,587)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease due from sponsor	23,641	-
Proceeds from issuance of common stock	18,827,784	-
Payment of commissions and offering costs	(4,499,692)	-
Distributions to noncontrolling interests	(98)	-
Distributions to common stockholders	(398,780)	-
Net cash provided by financing activities	13,952,855	-

Net change in cash and cash equivalents	5,444,982	639,886
Cash and cash equivalents, beginning of period	8,596,008	99,703
Cash and cash equivalents, end of period	$14,040,990	$739,589

Supplemental disclosure of cash flow information:
Distributions declared	$1,087,455	$-
Value of shares issued from distribution reinvestment program	$371,779	$-

Non-cash commissions and other offering costs in accounts payable and other accrued expenses	$925,015	$-
Subscription receivable	$90,189	$-

Investment in real estate entity in exchange for issuance of subordinated profit interests	$2,500,000	$-
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$338,169	$-

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

The Company is offering to sell a maximum of 51,000,000 shares of common stock, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of The Lightstone Group (the “Sponsor”), is serving as the dealer manager of the Company’s public offering (the “Offering”).

The Company issued 20,000 shares to Lightstone Value Plus REIT II, LLC, “(the Advisor”) on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009. Through September 30, 2010, cumulative gross offering proceeds of $30.9 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at September 30, 2010 in the Operating Partnership’s common units.  The Operating Partnership commenced operations as of October 1, 2009.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2010, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the Accounting Standards Codification (“ASC”).  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

3.	Investment in Unconsolidated Affiliated Real Estate Entity

The entity listed below is partially owned by the Company.  The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date of Ownership	Ownership %	September 30, 2010	December 31, 2009
Brownmill LLC ("Brownmill")	June 30, 2010	26.25%	$2,383,929	$-
Total Investment in unconsolidated affiliated real estate entity			$2,383,929	$-

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As a result of this contribution in exchange for subordinated profit interests, as of September 30, 2010, the Operating Partnership owns a 26.25% membership interest in Brownmill. The Brownmill Interest is a non-managing interest. An affiliate of the Company’s Sponsor, is the majority owner and manager of Brownmill.  Profit and cash distributions will be allocated in accordance with each investor’s ownership percentage.  The Company will allocate its portion of profit and cash distributions beginning as of April 1, 2010 based upon the original date Lightstone SLP II LLC was to purchase the subordinated profit interests.

The Company recorded this investment in accordance with the equity method of accounting.  Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.   In connection with the contribution of the Brownmill Interest, the Company did not incur any transactions fees.

Brownmill owns two retail properties known as Browntown Shopping Center (“Browntown”) and Millburn Mall (“Millburn”, and together with Browntown, (the “Brownmill Properties”), which are located in Old Bridge, NJ and Vauxhall, NJ, respectively.   The Brownmill Properties collectively represent 156,002 square feet of total gross leasable area, and were 77.0% occupied as of September 30, 2010. The Brownmill Properties are cross-collateralized, collateralizing a non-recourse loan maturing on October 8, 2015. The loan has a 10-year term and monthly principal and interest payments of $133,051 through its maturity date.  The loan bears a fixed interest rate of 5.36%. The aggregate outstanding balance of the Brownmill Loan was $22.1 million as of September 30, 2010, of which $19.8 million will be due upon maturity assuming no prior principal prepayment.

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

The following table represents the unaudited condensed income statement for Brownmill LLC for the periods indicated:

	Three Months Ended September 30, 2010	April 1, 2010 through September 30, 2010
Revenue	$888,128	$1,788,423
Property operating expenses	368,486	729,625
Depreciation and amortization	219,631	437,317
Operating income	300,011	621,481
Interest expense and other, net	(310,642)	(615,650)
Net income/(loss)	$(10,631)	$5,831
Company's share of net income/(loss)	$(2,790)	$1,531
Additional depreciation and amortization expense (1)	(61,326)	(117,602)
Company's loss from investment	$(64,116)	$(116,071)

1)           Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Brownmill Interest and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the unaudited condensed balance sheet for Brownmill:

As of September 30, 2010

Real estate, at cost (net)	$17,912,162
Cash and restricted cash	398,830
Other assets	1,655,966
Total assets	$19,966,958

Mortgage payable	$22,100,688
Other liabilities	636,464
Members' deficiency	(2,770,194)
Total liabilities and members' deficiency	$19,966,958

4.	Investment in Unconsolidated Real Estate Entity

In November 2009, the Company, through its Operating Partnership, acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in commercial mortgage-backed securities. In accordance with HGF’s operating agreement and subscription agreement, (1). HGI Debt Opportunity Fund, LLC, the manager of HGF (the “Manager”), has complete power and authority for the management and operation of HGF’s assets and business; (2). The Company’s Class D Member Interest is non-redeemable and cannot be assigned, sold, encumbered, transferred or otherwise disposed of in whole or in part without the prior written consent of the Manager; (3). As a Class D Member, the Company has no rights in or with respect to any other Class of membership interest in HGF (including any rights to any investments acquired by HGF for the benefit of any other Class; and (4). All income, losses and distributable process of each Class are shared by the Members of such Class on a pro rata basis according to their respective member interest.  The Company accounts for its Class D Member Interest in HGF using the cost method as the Company is a passive investor and does not have any influence or control. As of September 30, 2010 and December 31, 2009, such investment was approximately $1.7 million and $1.7 million, respectively, which was classified as investment in unconsolidated real estate entity, at cost on the consolidated balance sheet.

The Class D Members in HGF as of November 2009 own collectively two CMBS bonds with face values of approximately $16.6 million and $13.6 million, respectively. The bonds were acquired by HGF specifically for its Class D members and were financed with $25.7 million of financing from Term Asset Back Securities Loan Facility (TALF) issued by the Federal Reserve Bank with an interest rate of 2.72% per annum and cash of $5.2 million. The Company’s share is $1.7 million. The face values of the bonds are held as collateral against the TALF loans. The bonds accrue interest at a coupon rate of 5.67% and 5.61% per annum, respectively, and have a weighted average life of 2.5 years.  For the three and nine months ended September 30, 2010, the Company recorded interest income, net of fees related to its investment in HGF, of $85,557 and $228,389, respectively, within interest income on the consolidated statements of operations.

On October 28, 2010, HGF sold the two CMBS bonds and the Company received net cash proceeds of $1,866,907.

5.	Mortgage Loan Receivable and Restricted Escrow

On June 29, 2010, the Company, through its Operating Partnership, entered into an Assignment and Assumption Agreement (the “Assignment”) with Citigroup Global Markets Realty Corp. (the “Seller”).  Under the terms of the Assignment, the Operating Partnership purchased from the Seller a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) for $7.9 million, with an estimated loan-to-value ratio of 56.6% at that date based on our internal valuation of the underlying hotel property (see further discussion about the hotel property below).  In addition, the Seller agreed to indemnify the Operating Partnership from all existing litigation. As a result of the Assignment, the Operating Partnership assumed all rights and obligations, with the exception of the existing litigation, in connection with the Loan, and became the lender under the Loan.  Total legal and other closing costs of the Assignment were approximately $88,407, including an acquisition fee equal to 0.95% of the purchase price, or approximately $74,600, payable to our advisor.  These fees were expensed during the second quarter of 2010 within general and administrative costs on the consolidated statements of operations.

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

The Company initially recorded the Loan as a mortgage loan receivable at $7.9 million, net of a discount of $10.8 million, on its consolidated balance sheet.   As the Loan is in default, the Company is not amortizing the discount as the Company intends to take ownership through foreclosure or negotiate a transfer of ownership with the existing borrower

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. The Company first will apply the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash will be applied to outstanding principal and the excess, if any, will be recognized as interest income.  At the date of the acquisition of the loan, escrow deposits of $0.3 million held by the Seller were transferred to the Company.  The escrow deposits were $0.9 million as of September 30, 2010 and are recorded on the consolidated balance sheet as restricted escrows.  The Company has also recorded an offsetting liability for these disbursements in the consolidated balance sheet within accounts payable and other accrued expenses. Additionally, during the nine months ended September 30, 2010, the Company applied $0.5 million of excess cash received to outstanding principal.  As of September 30, 2010, the balance of the mortgage loan receivable was $7.3 million on our consolidated balance sheet.

6.	Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred.  Any organizational costs are accounted for as general and administrative costs. For the three and nine months ended September 30, 2010, the Company  incurred approximately $0.5 million and $1.7 million, respectively, in selling commissions and dealer manager fees and $0.3 million and $1.1 million, respectively, of other offering costs.  Since commencement of its initial public offering through September 30, 2010, the Company has incurred approximately $2.8 million in selling commissions and dealer manager fees and $3.8 million of other offering costs.

7.	Subscription Receivable

As of September 30, 2010 and December 31, 2009, the Company recorded a subscription receivable of $0.6 million and $0.7 million, respectively, as a reduction in the Company’s equity on the consolidated balance sheets.   The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

8.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 6), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Acquisition fees	$-	$74,642
Asset management fees	4,014	12,041
Property management fees	-	-
Acquisition expenses reimbursed to Advisor	-	-
Development fees	-	-
Leasing commissions	-	-
Total	$4,014	$86,683

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2009, the Company did not incur any fees associated with payments to its Advisor or its Property Manager.

As of September 30, 2010 and December 31, 20009, $4,014 and $1,569,001, respectively, was due to our Sponsor for unpaid asset management fees.  As of September 30, 2010, the Company owns a 26.25% membership interest in Brownmill.  Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill.  See Note 3.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximates the fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

11.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

12.	Distributions

 On March 23, 2010, the Company’s Board of Directors (the “Board”) declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on April 15, 2010 using a combination of cash (approximately $0.1 million) and 13,261 shares  ($0.1 million) issued pursuant to the Company’s Dividend Reinvestment Program (the “DRIP”), at a discounted price of $9.50 per share.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

On July 9, 2010, the Board declared the quarterly dividend for the three-month period ended June 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on July 15, 2010 using a combination of cash (approximately $0.2 million) and18,187 shares  ($0.2 million) issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

On September 16, 2010, the Board declared the quarterly distribution for the three-month period ended September 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on October 29, 2010 using a combination of cash (approximately $0.2 million) and 24,619 shares (approximately $0.2 million) of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.   We used proceeds from our offering of common stock to fund the cash portion of our distributions.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2010	Annualized Revenues based on rents at September 30, 2010(2)
Retail
Unconsolidated Affiliated Real Estate Entity:
Brownmill LLC (2 retail properties) (1)	Old Bridge and Vauxhall, New Jersey	1962	156,002	77.0%	$2.6 million

(1) On June 30, 2010, the Company received a 26.25% interest in Brownmill LLC in exchange for issuance of subordinated profits interests. See Note 3 of notes to consolidated financial statements.

(2) Annualized revenues are based on rents for the period commencing April 1, 2010. See Note 3 of notes to consolidated financial statements.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2010 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2009.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.   In November 2009, we acquired an investment of a 32.42% Class D Member Interest in HG CMBS Finance, LLC and a real estate limited liability company that invests in commercial mortgage-backed securities.  In June 2010 , we acquired a mortgage loan, which we believe to be fully collateralized by a limited service hotel (see Note 4 of the notes to consolidated financial statements), and obtained a 26.25% equity interest in Brownmill LLC, which owns two retail properties (see Note 3 of the notes to consolidated financial statements).

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

For the Three Months Ended September 30, 2010 vs. September 30, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.2 million to $0.2 million for the three months ended September 30, 2010 compared to $29,947 for the three months ended September 30, 2009 primarily due to insurance costs and consulting and accounting fees which were incurred during the 2010 period but not during the 2009 period because we did not commence operations until October 2009.

Interest Income

Interest income increased by $0.1 million to $0.1 million for the three months ended September 30, 2010 compared to zero for the three months ended September 30, 2009.  Our interest income is attributable to interest earned on our investment in HG CMBS Finance LLC which was acquired in November 2009 for $1.7 million and is classified as investment in unconsolidated real estate entity, at cost on our consolidated balance sheet.  During the three months ended September 30, 2009, we did not own any investments.

Loss from Investment in Unconsolidated Affiliated Real Estate Entity

Our loss from investment in unconsolidated affiliated real estate entity for the three months ended September 30, 2010 was $0.1 million compared to zero during the three months ended September 30, 2009.   This account represents our equity earnings on our investment in Brownmill LLC (see Note 3 of notes to consolidated financial statement) which we obtained on June 30, 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value.

Noncontrolling interests

The loss allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

For the Nine Months Ended September 30, 2010 vs. September 30, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.5 million to $0.6 million for the nine months ended September 30, 2010 compared to $0.1 million for the nine months ended September 30, 2009 primarily due to insurance costs and consulting and accounting fees which were incurred during the 2010 period but not during the 2009 period because we did not commence operations until October 2009.  The 2010 period also includes $0.1 million in acquisition and legal fees associated with the purchase of a mortgage loan (see Note 5 of notes to consolidated financial statement).

Interest Income

Interest income increased by $0.2 million to $0.2 million for the nine months ended September 30, 2010 compared to zero for the nine months ended September 30, 2009.   Our interest income is attributable to interest earned on our investment in HG CMBS Finance LLC which was acquired in November 2009 for $1.7 million and is classified as investment in unconsolidated real estate, at cost on our consolidated balance sheet.  During the nine months ended September 30, 2009, we did not own any investments.

Loss from Investment in Unconsolidated Affiliated Real Estate Entity

Our loss from investment in unconsolidated affiliated real estate entity for the nine months ended September 30, 2010 was $0.1 million compared to zero during the nine months ended September 30, 2009.   This account represents our equity earnings on our investment in Brownmill LLC (see Note 3 of notes to consolidated financial statement) which we obtained on June 30, 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2010, our primary source of funds was from $14.3 million proceeds from our public offering, net of commissions and offering costs paid during the period.  We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Acquisition fees	$-	$74,642
Asset management fees	4,014	12,041
Property management fees	-	-
Acquisition expenses reimbursed to Advisor	-	-
Development fees	-	-
Leasing commissions	-	-
Total	$4,014	$86,683

During the three and nine months ended September 30, 2009, we did not incur any fees associated with payments to our Advisor or our Property Manager.

In addition, total selling commissions and dealer fees incurred during the three and nine months ended September 30, 2010 was $0.5 million and $1.7 million, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2010	2009

Cash flows provided by/(used in) operating activities	$(1,162,286)	$639,886
Cash flows used in investing activities	(7,345,587)	-
Cash flows provided by financing activities	13,952,855	-
Net change in cash and cash equivalents	5,444,982	639,886
Cash and cash equivalents, beginning of the period	8,596,008	99,703
Cash and cash equivalents, end of the period	$14,040,990	$739,589

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

Operating activities

During the nine months ended September 30, 2010, net cash used in operating activities was $1.2 million compared to $0.6 million for nine months ended September 30, 2009.  The net cash used in operating activities during the 2010 period primarily related to our net loss of $0.5 million plus the increases in our restricted escrow (attributable to our mortgage loan acquired in June 2010) of $0.5 million and prepaid expenses and other assets of $0.2 million (due to the upfront payment of insurance premiums).

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2010 was $7.3 million compared to zero during the nine months ended September 30, 2009.  The net cash used in investing activities during the 2010 period reflects our purchase of a mortgage loan for $7.9 million in June 2010 partially offset by collections of $0.5 million applied to outstanding principal.  See Note 4 of notes to consolidated financial statements.

Financing activities

Net cash provided by financing activities was $14.0 million during the nine months ended September 30, 2010 compared to zero during the nine months ended September 30, 2009.  The net cash provided by financing activities during the 2010 period primarily consists of proceeds from the issuance of our common stock of $18.8 million partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $4.5 million and distributions to common stockholders of $0.4 million.

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

Below is a reconciliation of net loss to FFO for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(212,372)	$(29,947)	$(515,066)	$(107,519)
Adjustments:
Equity in depreciation and amortization for unconsolidated affiliated real estate entity	118,979	-	232,398	-
FFO
	(93,393)	(29,947)	(282,668)	(107,519)
Less: FFO attributable to noncontrolling interests	4	-	21	-
FFO attributable to Company's common share	$(93,389)	$(29,947)	$(282,647)	$(107,519)

FFO per common share, basic and diluted	$(0.03)	$(1.50)	$(0.12)	$(5.38)

Weighted average number of common shares outstanding, basic and diluted	2,898,986	20,000	2,276,274	20,000

Below is the reconciliation of MFFO for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
FFO	$(93,393)	$(29,947)	$(282,668)	$(107,519)
Adjustments:
Noncash Adjustments:
Straight-line rent adjustment (1)	(16,790)	-	(22,133)	-
Total non cash adjustments	(16,790)	-	(22,133)	-
Other adjustments:
Acquisition/divestiture costs expensed	124,127	-	212,576	-
MFFO	$13,944	$(29,947)	$(92,225)	$(107,519)
Less: MFFO attributable to noncontrolling interests	(1)		10	-
MFFO attributable to Company's common shares	$13,943	$(29,947)	$(92,215)	$(107,519)

1)           Straight-line rent adjustment relates to straight-line rent from unconsolidated affiliated real estate entity.

 Sources of Distribution

 On March 23, 2010, the Company’s Board of Directors (the “Board”) declared the quarterly dividend for the three-month period ended March 31, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on April 15, 2010 using a combination of cash (approximately $0.1 million) and 13,261 shares  ($0.1 million) issued pursuant to the Company’s Dividend Reinvestment Program (the “DRIP”), at a discounted price of $9.50 per share.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

On July 9, 2010, the Board declared the quarterly dividend for the three-month period ended June 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on July 15, 2010 using a combination of cash (approximately $0.2 million) and 18,187 shares ($0.2 million) issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

On September 16, 2010, the Board declared the quarterly distribution for the three-month period ended September 30, 2010 in the amount of $0.00178082191 per share per day which equals a daily amount that, if paid each day for a 365-day period, of 6.5% annualized rate based on a share price of $10.00 payable to stockholders of record on the close of business each day during the quarter.  The distribution was paid in full on October 29, 2010 using a combination of cash (approximately $0.2 million) and 24,619 shares (approximately $0.2 million) of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.   We used proceeds from our offering of common stock to fund the cash portion of our distributions.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distributions declared and the source of distribution based upon cash flows provided by operations for the periods indicated.  We did not declare any distributions for the three and nine months ended September 30, 2009 as we did not commence operations until October 2009.

	Related to the Nine Months Ended September 30, 2010	Quarter ended September 30, 2010	Quarter ended June 30, 2010	Quarter ended March 31, 2010
Distribution period:		Q3 2010	Q2 2010	Q1 2010

Date distribution declared		September 16, 2010	July 9, 2010	March 23, 2010
Date distribution paid		October 29, 2010	July 15, 2010	April 15, 2010

Distributions Paid	$555,119	$240,192	$192,562	$122,365
Distributions Reinvested	532,336	230,819	175,152	126,365
Total Distributions	$1,087,455	$471,011	$367,714	$248,730

Source of distributions
Cash flows used from operations	$-	$-	$-	$-
Proceeds from issuance of common stock	1,087,455	471,011	367,714	248,730
Total Sources	$1,087,455	$471,011	$367,714	$248,730

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into Topic 810 in the Accounting Standards Codification (“ASC”).  This standard requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, it requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This standard is effective for the fiscal year that begins after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2010, we did not have any swap or derivative agreements outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities. Through September 30, 2010, we have not repurchased any of our securities.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through September 30, 2010, cumulative gross offering proceeds of $30.9 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at September 30, 2010 in the Operating Partnership’s common units.

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

Below is a summary of the expenses we have incurred from inception through September 30, 2010 in connection with the issuance and distribution of the registered securities.

Type of Expense:
Underwriting discounts and commissions	$2,751,940
Other expenses incurred to be paid non-affiliates	3,782,327
Total offering expenses incurred through September 30, 2010	$6,534,267

As of September 30, 2010, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 21% of total proceeds compared to 31% as of December 31, 2009.  As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of  approximately 10% of offering proceeds.  As we sell more shares, this percentage will decline over time.

Cumulatively through September 30, 2010, we have used the net offering proceeds received of $24.5 million, after deduction of offering expenses paid since inception of $6.5 million, as follows:

Construction of plant, building and facilities	$-
Purchase of real estate interests	-
Purchase of mortgage loan	7,587,000
Investment in real estate securities	1,690,000
Cash and cash equivalents (as of September 30, 2010)	14,040,990
Subscriptions Receivable (as of September 30, 2010)	575,693
Fund cash distributions	398,878
Other uses (primarily timing of payables)	250,925

Total uses	$24,543,486

As of November 5, 2010, we have sold 3,219,870 shares at an aggregate of price of approximately $32.2 million.  In addition, we have sold approximately 63,526 shares at an aggregate price of approximately $0.6 million under our Distribution Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 15, 2010	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)