Form 10-K
period 2010-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-03-31
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  to

Commission file number 000-54047

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 732-367-0129

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the common shares held by non-affiliates of the registrant was $25.6 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2011, there were approximately 3.7 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

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

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT is a Maryland corporation, formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America, as well as other real estate-related investments.

The Lightstone REIT is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008, the Operating Partnership, in which it, as the general partner, holds a majority general partnership interest.

We refer to the Lightstone REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our sponsor David Lichtenstein (the “Sponsor”), who does business as the Lightstone Group and wholly owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 9,611 multifamily units, 1.1 million square feet of office space, 2.4 million square feet of industrial space, 300-suite limited service hospitality, and 4.0 million square feet of retail space. These residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey and Illinois, our sponsor employs approximately 500 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned indirectly by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the majority owner of our Advisor and the majority owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and associate general partner of our Operating Partnership and is the majority decision-maker of our Operating Partnership.

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million common shares at a price of $10 per share (the “Primary Offering”) and 6.5 million shares available pursuant to our dividend reinvestment plan. We also have 75,000 shares reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of our Sponsor, is serving as the dealer manager of our Primary Offering.

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering by receiving subscriptions of our common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009, the date that our Operating Partnership commenced its operations. As of December 31, 2010, we had received aggregate gross proceeds of approximately $33.8 million from the sale of approximately 3.4 million shares of our common stock in our Primary Offering. Since we have received in excess of $25.5 million in aggregate gross proceeds from our Primary Offering, we have satisfied the minimum offering requirements for all states. We have invested the proceeds from the Primary Offering and from the Advisor in the Operating Partnership, and as a result, we held a 99.4% general partnership interest at December 31, 2010 in the Operating Partnership’s common units. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Primary Offering and our ongoing distribution reinvestment program in the Operating Partnership.

Our Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, our Board of Directors approved an extension of our Offering of up to 51.0 million common shares and up to 6.5 million common shares pursuant to our distribution reinvestment program until the earlier of the sale of all 57.5 million shares or February 17, 2012. We reserve the right to reallocate the shares of common stock registered in our Offering between the Primary Offering and the distribution reinvestment program. We may terminate our Offering at any time.

On November 11, 2010, we and the Dealer Manager entered into a wholesaling agreement with ICON Securities Corp. (“ICON Securities”) pursuant to which ICON Securities will serve as our wholesaler. Under the agreement, ICON Securities has agreed to identify and introduce to us and the Dealer Manager additional selling agents, assist the Dealer Manager with the sale of our common stock through such additional selling agents, and provide other assistance to the Dealer Manager in connection with the marketing of our common stock. The Dealer Manager will pay to ICON Securities a distribution fee equal to 3% of the purchase price of the shares of common stock sold by each additional selling agent. In addition, the Dealer Manager has agreed to assign to ICON Securities the Dealer Manager Agreement between us and the Dealer Manager at such time as ICON Securities receives a no objections letter from the Financial Industry Regulatory Authority.

Our Sponsor and ICON Capital, an affiliate of ICON Securities, have entered into a joint venture with respect to our management. Pursuant to the joint venture, ICON Capital has been admitted as a member of Lightstone Value Plus REIT II LLC, our advisor, and Lightstone SLP II LLC, the holder of the subordinated general partner participation units (“Subordinated Profits Interests”) in our Operating Partnership.

We have utilized and will continue to utilize a portion of Primary Offering proceeds towards funding dealer manager fees, selling commissions and organizational and other offering costs. If our Sponsor purchases Subordinated Profits Interests in cash, such proceeds may offset a portion of these costs.

Noncontrolling Interest — Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert Operating Partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, a subsidiary majority owned and controlled by our Sponsor, through an agreement with us and our Operating Partnership, committed to purchase Subordinated Profits Interests of our Operating Partnership on a semiannual basis, beginning with the quarter ended June 30, 2010, at a price of $100,000 for each $1.0 million in subscriptions that we have accepted as part of our Primary Offering until we achieve the maximum offering. Our Sponsor may elect to purchase Subordinated profits interests with cash or may contribute interests in real property of equivalent value. The proceeds received from the cash sale of the Subordinated Profits Interests, if any, will be used to offset payments made by Company from our Primary Offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs.

From our inception through December 31, 2010, our Sponsor elected to contribute equity interests totaling 34.413% in Brownmill, LLC (“Brownmill”) in exchange for 33 Subordinated Profits Interests with an aggregate value of $3.3 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests.

Operations — Operating Partnership Activity

Our Operating Partnership commenced its operations on October 1, 2009. Since then we have and will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in North America through our Operating Partnership. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The following summarizes our completed acquisitions and investments from our inception through December 31, 2010:

Participation in Acquisition in CMBS Bonds

During November 2009, we participated in the acquisition of two CMBS bonds with face values of approximately $16.6 million and $13.6 million. The bonds acquired were financed with $25.7 million of TALF financing with an interest rate of 2.72% per annum and cash of $5.2 million. Our share of the $5.2 million cash invested was $1.7 million. The face values of the bonds are held as collateral against the TALF loans. The bonds accrue interest at a coupon rate of 5.67% and 5.61% per annum, respectively; have a weighted average life of 2.5 years, providing net yields after fees of 15.07% and 13.48%. The $16.6 million face value bond is rated AAA by Moody’s and Standard & Poor’s and the $13.6 million face value bond is rated AAA by Moody’s and Fitch. On October 28, 2010, the CMBS bonds were sold and we received net cash proceeds of approximately $1.9 million.

Acquisition of a Mortgage Loan Secured by Fairfield Inn located in East Rutherford, New Jersey

On June 29, 2010, we, through our Operating Partnership, entered into an Assignment and Assumption Agreement (the “Assignment”) with Citigroup Global Markets Realty Corp. (the “Seller”). Under the terms of the Assignment, our Operating Partnership purchased from the Seller a fixed-rate, nonrecourse mortgage note (the “Loan”) for $7.857 million, with an estimated loan-to-value ratio at that date of 56.6% based on our internal valuation of the underlying hotel property. In addition, the Seller agreed to indemnify our Operating Partnership from all existing litigation as described below. Total legal and other closing costs of the Assignment were approximately $88,407. As a result of the Assignment, our Operating Partnership assumed all rights and obligations, with the exception of the existing litigation, in connection with the Loan, and became the lender under the Loan.

The Loan was originated by the Seller in August 2007 with an original principal balance of $18.675 million, and is collateralized by a limited service hotel located in East Rutherford, NJ. The Loan bears an interest of 5.916% per annum, with interest-only payment through September 6, 2009 and monthly principal and interest payment of $110,960 thereafter through maturity. The Loan was scheduled to mature in September 2017 under its original term, and has been in default since February 2009. The existing borrower has initiated on-going litigation against the Seller in connection with its borrowings from the Seller, including the Loan. As the Loan is in default, we intend in the future to either foreclose on the underlying property in order to take ownership of the property or negotiate a transfer of ownership with the existing borrower. We may incur additional fees at an estimated amount of approximately $0.5 million in the future associated with taking ownership of the property. If we take over the ownership of the property, we intend to invest an additional $0.9 million in the property, including approximately $0.7 million to perform renovation upgrades to the rooms within the hotel.

Sponsor’s Contribution of Equity Interests in Brownmill

On June 30, 2010, through our Operating Partnership, we entered into a Contribution Agreement with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of our sponsor, pursuant to which LGH contributed to our Operating Partnership a 26.25% equity interest in Brownmill in order to fulfill our Sponsor’s commitment as described above. In exchange, our Operating Partnership issued 25 units of Subordinated Profits Interests, at $100,000 per unit (a total value of approximately $2.5 million), to Lightstone SLP II LLC. Brownmill’s 100% gross value was valued at approximately $31.8 million of which $9.5 million was in the form of equity and $22.3 million was in the form of mortgage indebtedness. The value of our interest in Brownmill was approximately $8.4 million of which $2.5 million was in the form of equity and $5.9 million was in the form of mortgage indebtedness.

The interest in Brownmill is a non-managing interest. All distributions from Brownmill will be made on a pro rata basis in proportion to each member’s equity interest percentage. We account for our interest in Brownmill under the equity method of accounting, and record our allocated income or loss from Brownmill based on our 26.25% equity interest percentage beginning April 1, 2010 and our additional 8.163% (cumulative 34.413%) equity interest percentage beginning October 1, 2010.

On December 29, 2010, through our Operating Partnership, we entered into another contribution agreement with LGH, pursuant to which LGH contributed to our Operating Partnership an additional equity interest of 8.163% in Brownmill in order to fulfill our Sponsor’s commitment for the quarter ended December 31, 2010. In exchange, the Operating Partnership issued 8 units of Subordinated Profits Interests, at $100,000 per unit (at a total value of approximately $0.8 million), to Lightstone SLP II LLC. The fair value of our interest in Brownmill was approximately $2.5 million of which $0.8 million was in the form of equity and $1.7 million was in the form of mortgage indebtedness. As a result, we have an aggregate 34.413% equity interest in Brownmill as of December 31, 2010.

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Primary Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from our Primary Offering to acquire and operate a diversified portfolio of real estate investments.

If we have not provided some form of liquidity for our stockholders or if our Company is not liquidated, generally within seven to ten years after the proceeds from the Primary Offering are fully invested, we will cease reinvesting our capital and sell the properties and other assets, either on a portfolio basis or individually, or engage in another transaction approved by our Board of Directors (market conditions permitting) unless the directors, including a majority of the independent directors, determine that, in light of our expected life at any given time, it is deemed to be in the best interest of the stockholders to reinvest proceeds from property sales or refinancings. Alternatively, we may merge with, or otherwise be acquired by, an unaffiliated entity, our Sponsor or affiliates of our Sponsor.

Acquisition and Investment Policies

We have acquired and intend to continue to acquire residential and commercial properties principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

We are not limited in the number, size or geographical location of any real estate assets. The number and mix of assets we acquire depends, in part, upon real estate and market conditions and other circumstances existing at the time we acquire our assets and, in part, on the net proceeds raised in our Offering. We may expand our focus to include properties located outside the United States. If we invest in properties outside of the United States, we intend to focus on properties which we believe to have similar characteristics as those properties in which we have previous investment and management expertise. We do not anticipate that these international investments would comprise more than 10% of our portfolio. Investment in areas outside of the United States may be subject to risks different than those impacting properties in the United States.

We have made and/or expect that we will make the following types of real estate investments:

•	Fee interests in market-rate, multifamily properties located either in or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.
•	Fee interests in power shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and sub-markets. “Power” shopping centers are large retail complexes that are generally unenclosed and located in suburban areas that typically contain one or more large brand name retailers rather than a department store anchor tenant. We will attempt to identify those sub-markets with constraints on the amount of additional property supply, which will make future competition less likely.
•	Fee interests in improved, multi-tenanted, industrial properties and properties that contain industrial and office space (“industrial flex”) located near major transportation arteries and distribution corridors with limited management responsibilities.
•	Fee interests in improved, multi-tenanted, office properties located near major transportation arteries in urban and suburban areas.
•	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.
•	Preferred equity interests in entities that own the property types listed above.
•	Mezzanine loans secured by the pledges of equity interests in entities that own the property types listed above.
•	Commercial mortgage-backed securities secured by mortgages on real property.
•	Collateralized debt obligations.
•	Investments in equity securities issued by public or private real estate companies.

In addition, we further diversify and intend to continue to diversify our portfolio by investing up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our Board of Directors deems desirable or advantageous to acquire.

Financing Strategy and Policies

We intend to utilize leverage to make our investments. The number of different investments we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain investments for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount we may invest in any single investment or on the amount we can borrow for the purchase of any investment.

Our charter restricts the aggregate amount we may borrow, both secured and unsecured, to 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of the Board of Directors and disclosure to the stockholders. In addition, our charter limits our aggregate long-term permanent borrowings (having a maturity greater than two years) to 75% of the aggregate fair market value of all investments unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Our charter also prohibits us from making or investing in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed 85% of the property’s appraised value.

We may finance our investment acquisitions through a variety of means, including but not limited to single property mortgages, as well as, mortgages cross-collateralized by a pool of property and through exchange of an interest in the property for limited partnership units of the Operating Partnership. Generally, though not exclusively, we intend to seek to finance our investments with debt which will be on a non-recourse basis. However, we may, secure recourse financing or provide a guarantee to lenders, if we believe this may result in more favorable terms.

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally paid such distributions from cash proceeds from the sale of our common stock. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate.

Total dividends declared during the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 were $1.6 million, $0.2 million and zero, respectively.

On March 4, 2011, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our distribution reinvestment program.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares under our share repurchase program. For the year ended December 31, 2010, we received requests to redeem 2,675 common shares pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan and from our operating funds.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2009 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2010 and 2009, we had no material uncertain income tax positions and our net operating loss carry forward was zero. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

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

In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our Offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

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

Environmental

As an owner of real estate, we will be subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We entered into an Advisory agreement with our Advisor on February 17, 2009, pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We have paid and will continue to pay our Advisor fees for services related to the investment and management of our assets, and we have reimbursed and will continue to reimburse our Advisor for certain expenses incurred on our behalf.

Economic Dependence

We are dependent upon the net proceeds received from our Primary Offering to conduct our proposed activities. The capital required to acquire real estate and real estate related investments will be obtained from the proceeds from our Primary Offering and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our web site is www.LightstoneREIT.com.

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page ii. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

Risks Related to the Common Stock

We are a relatively newly formed company with limited operating history upon which to evaluate our likely performance.

We currently own a limited number of properties and real estate-related investments, we have not obtained any financing and we have a limited operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

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

Our common stock has not been listed on a stock exchange. Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

Distributions to stockholders may be reduced or not made at all.

Distributions will be based principally on cash available from our properties. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that are affecting real property. If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.
•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.
•	Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.
•	A substantial period of time (i.e. up to one year) may pass between the sale of the common stock through our Offering and our purchase of real properties. During that time, we may invest in lower yielding short term instruments, which could result in a lower yield on your investment.

•	In connection with future property acquisitions, we may issue additional shares of common stock and/or Operating Partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you. If we issue additional shares, that issuance could reduce the cash available for distributions to you.
•	We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code of 1986, as amended, or the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the distributions we have paid and/or declared.

We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and distributions at any particular level, if at all. As we raise proceeds from our Offering, the sufficiency of cash flow to fund future distributions with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the receipt of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and distributions.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect your overall return.

We may pay distributions from sources other than from our cash flow from operations. Until we acquire properties or real estate-related investments, we will not generate sufficient cash flow from operations to pay distributions and we intend to fund our distributions, in part, by proceeds of our Offering. If we fund distributions from the proceeds of our Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third party investors. Payment of distributions from these sources would restrict out ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse affect on your investment.

Our Board of Directors may amend or terminate our distribution reinvestment program.

The directors, including a majority of independent directors, may by majority vote amend or terminate the distribution reinvestment program upon 30 days notice to participants. If our Board of Directors terminates our distribution reinvestment program, you will not be able to reinvest your distributions to purchase our shares at a lower price, which may have a material effect on your investment.

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

Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, upon exercise of options, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. In addition, we may also issue shares under our Employee and Director Incentive Restricted Share Plan. Investors purchasing common stock in our Offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of common stockholders.

Our charter permits our Board of Directors to issue up to 100.0 million shares of stock, including 10.0 million shares of preferred stock. In addition, our Board of Directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our operations could be restricted if we become subject to the Investment Company Act of 1940.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

Since we will be primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The subordinated general partner participation units (“Subordinated Profits Interests”) will entitle Lightstone SLP II LLC, which is controlled and majority owned by The Lightstone Group, our sponsor, to certain payments and distributions that will significantly reduce the distributions available to you after a 7% return.

Lightstone SLP II LLC will receive returns on its Subordinated Profits Interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its Subordinated Profits Interests that will be issued as more proceeds are raised in our Offering. In addition, if the Advisory agreement is terminated we may repay Lightstone SLP II LLC up to $51 million for its investment in the Subordinated Profits Interests, which will result in a smaller pool of assets available for distribution to you.

Conflicts of Interest

There are conflicts of interest between our dealer manager, Advisor, Property Managers and their affiliates and us.

David Lichtenstein, our sponsor, is the founder of The Lightstone Group, LLC which he wholly owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, our Operating Partnership, our dealer manager and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT, LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

There is competition for the time and services of the personnel of our Advisor and its affiliates.

Our sponsor and its affiliates may compete with us for the time and services of the personnel of our Advisor and its other affiliates in connection with our operation and the management of our assets. Specifically, employees of our sponsor, the Advisor and our Property Managers will face conflicts of interest relating to time management and the allocation of resources and investment opportunities.

We do not have employees.

We and our Advisor will rely on the employees of the sponsor and its affiliates to manage and operate our business. The sponsor is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and will continue to be actively involved in operations and activities other than our operations and activities. The sponsor currently controls and/or operates other entities that own properties in many of the markets in which we may seek to invest. The sponsor spends a material amount of time managing these properties and other assets unrelated to our business. Our business may suffer as a result because we lack the ability to manage it without the time and attention of our sponsor’s employees.

Our sponsor and its affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. Because the sponsor and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the Advisor, may own equity interests in entities affiliated with our sponsor from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with the sponsor other than us. As a result of these interests, they could pursue transactions that may not be in our best interest. Also, if our sponsor suffers financial or operational problems as the result of any of its activities, whether or not related to our business, the ability of our sponsor and its affiliates, our Advisor and Property Managera to operate our business could be adversely impacted.

Certain of our affiliates who provide services to us may be engaged in competitive activities.

Our Advisor, Property Managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment following the final closing of our offering, and after 75% of the total gross proceeds from our offering of the shares offered for sale pursuant to our offering have been invested or committed for investment in real properties.

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

If we purchase properties from third parties who have sold, or may sell, properties to our Advisors or its affiliates, our Advisor will experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers.

Property management services are being provided by affiliated parties.

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

Title insurance services are being provided by an affiliated party. From time to time, we purchase title insurance from an agent in which our sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to our purchase of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

We may compete with other entities affiliated with our sponsor for tenants.

The sponsor and its affiliates, as well as Lightstone I, are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. The sponsor, its affiliates or Lightstone I may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by the sponsor and its affiliates. The sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the sponsor, its affiliates or Lightstone I and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We have the same legal counsel as our sponsor and its affiliates.

Proskauer Rose LLP acts as legal counsel to us and also represents our sponsor and various affiliates including, our Advisor. The interests of our sponsor and its affiliates, including our Advisor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our sponsor and its affiliates, including our Advisor.

Each member of our Board of Directors is also on the Board of Directors of Lightstone I.

Each of our directors is also a director of Lightstone I. Accordingly, each of our directors owes fiduciary duties to Lightstone I and its stockholders. The duties of our directors to Lightstone I may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lightstone I for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by our directors’ duties to Lightstone I and its stockholders.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor. In particular, we depend on the skills and expertise of David Lichtenstein, the architect of our investment strategies. Neither we nor our Advisor has employment agreements with any of our key personnel, including Mr. Lichtenstein, and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer.

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

Certain provisions of Maryland law restricts mergers and other business combinations and provide that holders of control shares of a Maryland corporation acquired in a control share acquisition may have limited voting rights. The business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any acquisition by any person of shares of our stock, however, this provision may be amended or eliminated at any time in the future.

Management and Policy Changes

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

Our directors and officers will not be liable to us and our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

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

Risks Associated with Our Properties and the Market

Real Estate Investment Risks

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared.

We intend to rely primarily on our cash flow from our investments to pay our operating expenses and to make distributions to our stockholders. The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If the properties we invest in fail to generate revenue that is sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and dividend at any particular level, if at all. The sufficiency of cash flow to fund future dividend payments will depend on the performance of our real property investments.

Economic conditions may adversely affect our income.

U.S. and international markets have recently experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and a national and global recession. The effects of the market dislocation linger as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values.

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

We have acquired and intend to continue to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

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

We will depend on tenants who lease from us on a triple-net basis to pay the appropriate portion of expenses.

If the tenants lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs for properties we invest in, which would adversely affect funds available for future acquisitions or cash available for distributions. If we lease properties on a triple-net basis, we run the risk of tenant default or downgrade in the tenant’s credit, which could lead to default and foreclosure on the underlying property.

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

Generally, under bankruptcy law, a tenant has the option of continuing or terminating any unexpired lease. In the event of a bankruptcy, we cannot assure you that the tenant or its trustee will continue our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected. If the tenant continues its current lease, the tenant must cure all defaults under the lease and provide adequate assurance of its future performance under the lease. If the tenant terminates the lease, we will lose future rent under the lease and our claim for past due amounts owed under the lease will be treated as a general unsecured claim and may be subject to certain limitations. General unsecured claims are the last claims paid in a bankruptcy and therefore this claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims. While the bankruptcy of any tenant and the rejection of its lease may provide us with an opportunity to lease the vacant space to another more desirable tenant on better terms, there can be no assurance that we would be able to do so.

The terms of new leases may adversely impact our income.

Even if the tenants of the properties we invest in do renew their leases, or we relet the units to new tenants, the terms of renewal or reletting may be less favorable than current lease terms. If the lease rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. As noted above, certain significant expenditures associated with each equity investment in real estate (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances result in a reduction in rental income.

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

We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, real REITs and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, office, retail, lodging, industrial and other properties that will be seeking investments and tenants for these properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. These competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and creditworthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

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

We may acquire properties with lockout provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

We may acquire properties in exchange for Operating Partnership units and agree to restrictions on sales or refinancing, called “lockout” provisions that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Lockout provisions may restrict sales or refinancings for a certain period in order to comply with the applicable government regulations. Lockout provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to stockholders. Lockout provisions could impair our ability to take actions during the lockout period that would otherwise be in the best interests of our stockholders and, therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lockout provisions did not exist. In particular, lockout provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet and telemarketing. Other retail centers within the market area of properties we invest in will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.

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

An economic downturn could adversely affect the residential industry and may affect operations for the residential properties that we acquire.

As a result of the effects of the current economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse affect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

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

We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and our ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our extended stay hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a taxable REIT subsidiary, or TRS, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

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

Our use of the TRS structure will increase our expenses.

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

There are risks associated with employing hotel employees.

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

The recent economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy had adversely affected the travel and hotel industries, including extended stay hotel properties, in the past and these adverse effects may continue or occur in the future. If there is less travelling due to an economic slowdown, increased unemployment rates or rise in fuel prices, the lodging properties we may acquire may be adversely affected. As a result of terrorist attacks around the world, the war in Iraq and the effects of the recent economic recession, subsequent to 2001 the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in Iraq or other significant military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

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

The increasing use of internet travel intermediaries by consumers may cause fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our third party hotel management company will rely upon Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management company. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management company and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our third-party management company and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

Industrial Industry Risks

Potential liability as the result of, and the cost of compliance with, environmental matters is greater if we invest in industrial properties or lease our properties to tenants that engage in industrial activities.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

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

To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand of housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

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

We may invest in real estate-related securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS”) or collateralized debt obligations (“CDOs”). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our Advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates do not have experience, our Advisor intends to employ persons, engage consultants or partner with third parties that have, in our Advisor’s opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments including risks relating to rising interest rates.

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

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to several factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. If the issuer defaults on our investment, we would only be able to take action against the entity in which we have an interest, not the property owned by such entity underlying our investment. As a result, we may not recover some or all of our investment, which could result in losses to us.

Market conditions and the risk of further market deterioration may cause a decrease in the value of our real estate securities.

The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increased rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

We may invest in any real estate securities, including CMBS and CDOs, that contain assets that could be classified as sub-prime residential mortgages. The values of many of these securities are sensitive to the volatility of the credit markets, and many of these securities may be adversely affected by future developments. In addition, to the extent there is turmoil in the credit markets, it has the potential to materially affect both the value of our real estate related securities investments and/or the availability or the terms of financing that we may anticipate utilizing in order to leverage our real estate related securities investments.

The market volatility has also made the valuation of these securities more difficult, particularly the CMBS and CDO assets. Management’s estimate of the value of these investments incorporates a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, certain of these securities holdings, the fair values of such investments as reflected in our results of operations may not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to market events, many of these investments are subject to rapid changes in value caused by sudden developments which could have a material adverse effect on the value of these investments.

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

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate securities investments.

Real Estate Financing Risks

General Financing Risks

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we annually distribute to stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

Our debt financing for acquisitions will frequently be determined from appraised values in lieu of acquisition cost. As appraisal values are typically greater than acquisition cost for the type of value assets we seek to acquire, our debt can be expected to exceed certain leverage limitations of the Lightstone REIT II. Our Board of Directors, including all of its independent directors, will approve any leverage exceptions as required by the Lightstone REIT II’s Articles of Incorporation.

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2010, we had no borrowings.

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

U.S. and international markets have recently experienced increased levels of volatility due to a combination of factors, including decreasing values of residential and commercial real estate, limited access to credit, the collapse or near collapse of certain financial institutions, higher energy costs, decreased consumer spending and a national and global recession. Certain of our sponsor’s program and non-program properties have been adversely affected by these market conditions and their impact on the real estate market. For example, increased unemployment and the resulting decrease in business travel has adversely affected the occupancy rates and revenues per room at our sponsor’s lodging properties. After an analysis of these factors and other factors, taking into account the increased costs of borrowing, the dislocation in the credit markets and that certain properties are not generating sufficient cash flow to cover their fixed costs, the sponsor has elected to stop paying payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may increase the time it takes for us to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

Financing Risks on the Property Level

Some of our mortgage loans may have “due on sale” provisions.

We currently own a limited number of properties and other real estate-related investments, none of which are subject to financing. However, in purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

We currently own a limited number of properties and other real estate-related investments, none of which are subject to financing. However, we will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

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

The income and value of a property may be affected by such factors as environmental, rent control and other laws and regulations and changes in applicable general and real estate tax laws (including the possibility of changes in the U.S. federal income tax laws or the lengthening of the depreciation period for real estate). For example, the properties we will acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

The commercial real estate debt markets are experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

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

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We believe that we have qualified to be taxed as a REIT commencing with our taxable year ending December 31, 2009. However, we may terminate our REIT qualification, if our Board of Directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more TRS that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of the Operating Partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

If our “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.

In general, we cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to our TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. A TRS that leases lodging facilities from us will not be treated as a “related party tenant” with respect to our lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an “eligible independent contractor.”

Each of the management companies that enters into a management contract with our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for purposes of the REIT gross income tests. An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or applying attribution provisions of the Code, more than 35% of our outstanding shares of stock (by value), and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35% thresholds are complex. Although we intend to monitor ownership of our stock by our managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our taxable income determined without regard to the deduction for distributions paid and excluding net capital gain. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Generally, under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participate in our distribution reinvestment program, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Our common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of common stock will be deemed to be $10 until the end of the first year following the completion of our Offering. Thereafter, our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Retail	Location	Year Built (Range of years built)	Leasable Square Feet	Percentage Occupied as of December 31, 2010	Annualized Revenues based on rents at December 31, 2010
Unconsolidated Affiliated Real Estate Entity:
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,002	90.3%	$2,699,687

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes. As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

As of March 15, 2011, we had approximately 3.7 million common shares outstanding, held by a total of 1,415 stockholders. The number of stockholders is based on the records of ACS Securities Services, Inc, which serves as our registrar and transfer agent.

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

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA rules to disclose in each annual report distributed to our shareholders a per share estimated value of the common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States, or GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally paid such distributions from cash proceeds from the sale of our common stock. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

Distributions Declared by our Board of Directors and Source of Distributions

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 were $1.6 million, $0.2 million and zero, respectively.

On March 4, 2011, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2011 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our distribution reinvestment program.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we sold 20,000 shares to our Advisor on May 20, 2008 which were not registered under the Securities Act of 1933. All other equity securities sold were registered under the Securities Act of 1933.

Use of Initial Public Offering Proceeds

On February 17, 2009, our Registration Statement on Form S-11 (File No. 333-151532), covering a public offering, which we refer to as the “Offering,” of up to 51.0 million common shares for $10 per share (exclusive of 6.5 million shares available pursuant to our dividend reinvestment plan, 75,000 shares that are reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan) was declared effective under the Securities Act of 1933.

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering requirement by receiving subscriptions for our common shares, representing gross offering proceeds of approximately $6.5 million. Through December 31, 2010, cumulative gross offering proceeds of $33.8 million were released to us. We have invested the proceeds from our Offering and our Advisor in the Operating Partnership, and as a result, held a 99.4% general partnership interest as of December 31, 2010.

Lightstone SLP II, LLC has and will continue to purchase subordinated general partner participation units (“Subordinated Profits Interests”) in the Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests, if any, with either cash or an interest in real property of equivalent value. The cash proceeds received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2010, Lightstone SLP II, LLC had purchased 33 units of Subordinated Profits Interests by contributing an aggregate 34.413% equity interest it owned in Brownmill, LLC (see Note 3 of the Notes to Consolidated Financial Statements).

We will utilize a portion of our primary offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities.

Type of Expense	Amount
Underwriting discounts and commissions	$3,039,190
Other expenses incurred to be paid non-affiliates	3,455,911
Total offering expenses incurred as of December 31, 2010	$6,495,101

As of December 31, 2010, the total costs of raising capital associated with our Offering which we have funded, including fees paid to our Dealer Manager was approximately 19% of total proceeds. As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of approximately 10% of offering proceeds. As we sell more shares, this percentage will decline over time.

Cumulatively, we have used the net offering proceeds of $27.3 million, after deduction of offering expenses incurred, as follows:

At December 31, 2010
Construction of plant, building and facilities	$—
Purchase of real estate interests	—
Purchase of mortgage loan	7,857,000
Repayment of indebtedness	—
Investment in real estate securities, net	—
Cash and cash equivalents (as of December 31, 2010)	18,177,250
Gross Temporary investments (as of December 31, 2010)	—
Subscriptions Receivable	366,052
Other uses (primarily timing of payables)	556,780
Total uses	$26,957,082

As of March 15, 2011, we have sold approximately 3.6 million shares at an aggregate of price of approximately $35.6 million. In addition, we have sold approximately 90,000 shares at an aggregate price of approximately $0.9 million under our Dividend Reinvestment Plan.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2010	2009	2008(1)
Operating Data:
Revenues	$—	$—	$—
Net loss	(780,488)	(248,368)	—
Less: net loss attributable to noncontrolling interest	45	42	—
Net loss applicable to Company’s common shares	$(780,443)	$(248,326)	$—
Basic and diluted loss per Company’s common shares	$(0.31)	$(0.98)	$—
Dividends declared on Company’s common shares	$1,631,413	$157,177	$—
Weighted average common shares outstanding-basic and diluted	2,539,994	254,632	—
Balance Sheet Data:
Total assets	$29,535,244	$10,395,455	$202,000
Long-term obligations	—	—	—
Company’s Stockholder’s Equity	24,918,338	7,557,007	200,000
Other financial data:
Funds from operations (FFO) attributable to Company’s common shares(2)	$(391,411)	$(248,326)	$—

(1)	For the period April 28, 2008 (inception date) through December 31, 2008 for operating data and as of December 31, 2008 for balance sheet data.
(2)	In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”) as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFFO when reporting their results. FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REITs. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of this offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplemental measure, when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets, gain on debt extinguishment, unrealized gains/(losses) from mark to market adjustments on derivative not deemed hedges under GAAP and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

Accordingly, we believe that FFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of FFO and MFFO non-gaap measurements to net income/(loss) applicable to common shares.

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

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of up to 51.0 million common shares for $10 per share, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering commenced on April 24, 2009 and is ongoing. We are dependent upon the net proceeds from the Offering to conduct our proposed activities.

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

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our Offering will directly impact our financial performance.

Through our Operating Partnership, we will seek to acquire and operate commercial, residential, and hospitality properties, principally in North America. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. We may acquire and operate all such properties alone or jointly with another party. In addition, we may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Since inception, we have completed the following acquisitions and investments:

Through December 31, 2010, our Operating Partnership acquired three real estate-related assets. During 2009, the Operating Partnership acquired for approximately $1.7 million a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in CMBS (see Note 4 of the Notes to Consolidated Financial Statements), which were sold by HGF during 2010. During 2010, we acquired a mortgage loan, which we believe to be fully collateralized by a limited service hotel,

(see Note 4 of the Notes to Consolidated Financial Statements) and obtained an aggregate 34.413% equity interest in Brownmill LLC (“Brownmill”), which owns two retail properties (see Note 3 of the Notes to Consolidated Financial Statements.)

On January 19, 2011, we acquired a 125-suite limited service extended-stay hotel located in Harahan, Louisiana from an unrelated third party for approximately $12.2 million.

CP Boston Property Acquisition

On February 17, 2011, our Sponsor and Advisor, the Lightstone Group (the “Buyer”), made a successful auction bid to acquire a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC (the “Seller”) for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. Pursuant to the terms of the Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”) dated February 17, 2011, between the Buyer and the Seller, the Buyer made an earnest money deposit of approximately $1.0 million on February 18, 2011 representing 10% of the aggregate purchase price.

The CP Boston Property, which encompasses 26 acres, is conveniently located 20 miles north of Boston’s Logan Airport and 22 miles north of Boston’s “Central Business District”. The Hotel was originally built in 1978 and further expanded in 1982 to its current 366 rooms (167 king bedrooms, 199 double bedrooms and 12 suites). Hotel amenities include: room service dining, restaurants and a lounge, a health & fitness center, spa facilities, housekeeping and laundry services, a business center, game room, a gift shop, and 37,000 square feet of meeting room and ballroom space. The Hotel currently operates under the “Crowne Plaza” flag pursuant to an existing franchise agreement with InterContinental Hotel Groups. The Water Park, which opened in 2008, features 65,000 square feet of indoor water park activities, dining and entertainment options. The Water Park currently operates as a CoCo Key Water Resort under an existing trademark license agreement with WPH CoCo Key, LLC.

On March 4, 2011, the Buyer offered us and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust I, Inc. (“REIT Lightstone I”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. Our Board of Directors and Lightstone REIT I’s Board of Directors approved 20% and 80% participations, respectively, in the CP Boston Joint Venture.

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and our share of the aggregate purchase price was approximately $2.0 million. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $19,000. Our portion of the acquisition was funded with cash.

The CP Boston Joint Venture established a taxable subsidiary, LVP CP Boston Holding Corp., which has entered into an operating lease agreement for the CP Boston Property. At closing, LVP CP Boston Holding Corp. also entered into an interim management agreement with Sage Client 289, LLC, an unrelated third party, for the management of the Hotel and the Water Park.

The CP Boston Property was purchased “as is” and it is currently expected that approximately $10.0 million (of which approximately $2.0 million is our proportionate share) of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition. Our management believes the CP Boston Property is adequately insured.

The Seller was not affiliated with us or our affiliates

Potential Property Acquisition — Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is our sponsor, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner will be transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on or about June 4, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

On March 4, 2011, through our Operating Partnership, we entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. There can be no assurance that we will elect to exercise our option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

The Property, which opened in 2003, consists of an approximately 751,000 square foot enclosed mall situated on 139 acres of land located at 5250 International Drive in Orlando close to the convergence of I-4 and the Florida Turnpike. The Property was built as a hybrid retail center with entertainment, destination retail and traditional in-line mall tenants and its current anchor tenants include Bass Pro Shops Outdoor World, Ron Jon Surf Shop, Sheplers Western Wear and Cinemark 20 Theatres. As of December 31, 2010, the Property was approximately 66% occupied. Concurrent with the closing of the acquisition, management of the Property was assumed by Paragon Retail Property Management LLC (“Paragon”), an affiliate of the our sponsor. Paragon is currently evaluating redevelopment opportunities for the Property.

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

Critical Accounting Estimates and Policies

General.

Our consolidated financial statements included in this annual report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

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

Real Estate Purchase Price Allocation.

When we make an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred within general and administrative costs within the consolidated statements of operations. Transaction costs incurred related to our investment in unconsolidated real estate entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities, assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized within twelve months of the acquisition date. We may utilize independent appraisals to assist in determining fair values.

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

We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. The fair value of in-place leases will include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which will be avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and will be estimated based upon independent appraisals and management’s consideration of current market costs to execute similar leases. These direct costs will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized over the remaining terms of the respective lease. The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense. Through December 31, 2010, we have not acquired any investments in real estate assets.

Investments in Unconsolidated Real Estate Entities.

We evaluate investments in other real estate entities for consolidation. We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the applicable operating agreements of the real estate entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated real estate entities. Under the cost of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities are recorded as interest income.

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

Accounting for Organization and Other Offering Costs.

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees, are accounted for as a reduction against additional paid-in capital. Any organization costs are expensed to general and administrative costs.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Managers. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Property Managers may also perform fee-based construction management services for both our re-development activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Managers. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Managers will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP II, LLC, which is majority owned and controlled by our sponsor, has purchased and will continue to purchase subordinated general partner participation units (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2010, Lightstone SLP II, LLC had purchased 33 units of Subordinated Profits Interests by contributing an aggregate 34.413% equity interest it owned in Brownmill (see Note 3 of the Notes to Consolidated Financial Statements).

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2009 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2010 and 2009, we had no material uncertain income tax positions and our net operating loss carry forward was zero. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through LVP Acquisitions Corp. (“LVP Corp”), a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to federal and state income and franchise taxes from these activities.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow. In November 2009, we acquired an investment of a 32.42% Class D Member Interest in HGF and a real estate limited liability company that invests in CMBS. During 2010, the CMBS bonds were sold and we received net cash proceeds of approximately $1.9 million (see Note 4 of the Notes to Consolidated Financial Statements). Additionally, during 2010 we acquired a mortgage loan, which we believe to be fully collateralized by a limited service hotel (see Note 4 of the Notes to Consolidated Financial Statements), and

obtained an aggregate 34.413% equity interest in Brownmill, which owns two retail properties (see Note 3 of the Notes to Consolidated Financial Statements).

Comparison of the year ended December 31, 2010 vs. December 31, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.8 million to $1.1 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009 primarily due to insurance costs and consulting and accounting fees which were incurred during the 2010 period but not during the 2009 period because we did not commence operations until October 2009. The 2010 period also includes $0.1 million in acquisition and legal fees associated with the purchase of a mortgage loan (see Note 5 of the Notes to Consolidated Financial Statements).

Interest Income

Interest income increased by $0.2 million to $0.3 million for the year ended December 31, 2010 compared to $0.1 for the year ended December 31, 2009. Our interest income is attributable to interest earned on our investment in HGF which was acquired in November 2009 for $1.7 million and was classified as investment in unconsolidated real estate, at cost on our consolidated balance sheet until the investment was sold in October of 2010. Until we made this investment in November 2009, we did not own any investments.

Loss from Investment in Unconsolidated Affiliated Real Estate Entity

Our loss from investment in unconsolidated affiliated real estate entity for the year ended December 31, 2010 was $0.2 million compared to zero during the year ended December 31, 2009. This account represents our equity earnings on our investment in Brownmill (see Note 3 of the Notes to Consolidated Financial Statements) which we obtained during June 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value.

Noncontrolling interests

The loss allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Comparison of the year ended December 31, 2009 versus the period April 28, 2008 (date of inception) through December 31, 2008

Consolidated

General and administrative expenses

General and administrative costs were $0.3 million in 2009 compared to zero in 2008. The costs incurred during the year end December 31, 2009 primarily related to board of director fees, auditor and legal fees as well as fees paid to our Advisor. Fees paid to our Advisor during the year end December 31, 2009 include an acquisition fee of $0.01 million associated with the investment in HGF and asset management fees of $0.003 million. No fees of any kind were paid to the Advisor for period April 28, 2008 (date of inception) through December 31, 2008. We expect general and administrative expenses to increase in the future as a result of acquisitions in future periods.

Interest income

Interest income was $0.1 million for the year ended December 31, 2009 compared to zero for the period April 28, 2008 (date of inception) through December 31, 2008. The interest income primarily relates to interest earned on our investment in HGF. During the period April 28, 2008 (date of inception) through December 31, 2008, we did not own any investments.

Noncontrolling interests

The loss allocated to Noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2010, our primary source of funds was from $16.7 million of proceeds from our public offering, net of commissions and offering costs paid during the period. We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our Offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Managers during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs. During the acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

From our inception through December 31, 2009, we did not reimburse our Advisor for any organization and other offering expenses. During the year ended December 31, 2010, we reimbursed our Advisor approximately $1.7 million for organization and other offering expenses.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	2010	2009	2008
Acquisition fees	$74,642	$16,055	$—
Asset management fees	95,786	2,676	—
Property management fees	—	—	—
Acquisition expenses reimbursed to Advisor	—	—	—
Development fees	—	—	—
Leasing commissions	—	—	—
Total	$170,428	$18,731	$—

In addition, total selling commissions and dealer fees incurred during the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008 was $2.0 million, $1.0 million and zero, respectively.

Summary of Cash Flows.  The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2010	Year Ended December 31, 2009	For the Period April 28, 2008 (date of inception) through December 31, 2008
Cash flows used in operating activities	$(1,355,214)	$(178,410)	$—
Cash flows used in investing activities	(5,217,605)	(1,690,000)	—
Cash flows provided by financing activities	16,154,061	10,364,715	99,703
Net change in cash and cash equivalents	$9,581,242	$8,496,305	$99,703

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

Operating activities

During the year ended December 31, 2010, net cash used in operating activities was $1.4 million compared to $0.2 million for year ended December 31, 2009. The net cash used in operating activities during the 2010 period primarily related to our net loss of $0.8 million plus the increases in our restricted escrow (attributable to our mortgage loan acquired in June 2010).

Investing activities

Net cash used in investing activities during the year ended December 31, 2010 was $5.2 million compared to $1.7 million during the year ended December 31, 2009. The net cash used in investing activities during the 2010 period reflects our purchase of a mortgage loan for $7.9 million in June 2010 partially offset by collections of $0.8 million applied to outstanding principal. Additionally, we received approximately $1.9 million from the sale of the investment in a 32.42% Class D Member Interest in HGF.

Financing activities

Net cash provided by financing activities was $16.2 million during the year ended December 31, 2010 compared to $10.4 million during the year ended December 31, 2009. The net cash provided by financing activities during the 2010 period primarily consists of proceeds from the issuance of our common stock of $22.0 million partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $5.3 million and distributions to common stockholders of $0.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares under our share repurchase program. For the year ended December 31, 2010, we received requests to redeem 2,675 common shares pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our common shares pursuant to our distribution reinvestment plan and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

None

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by GAAP, our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”) as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in

FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of our Offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplements measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) or as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity or our ability to make distributions, and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, the net amortization of above-market and below market leases, other than temporary impairment of marketable securities, gain/loss on sale of marketable securities, impairment charges on long-lived assets and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.

Accordingly, we believe that FFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net loss to FFO for the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period April 28, 2008 (date of inception) through December 31, 2008
Net loss	$(780,488)	$(248,368)	$—
Adjustments:
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	389,051
FFO	$(391,437)	$(248,368)	$—
Less: FFO attributable to noncontrolling interests	26	42	—
FFO attributable to Company’s common share	$(391,411)	$(248,326)	$—
FFO per common share, basic and diluted	$(0.15)	$(0.98)	$—
Weighted average number of common shares outstanding, basic and diluted	2,539,994	254,632	—

Below is Table showing cumulative distributions paid and cumulative FFO from inception of the Company’s offering:

For the Period April 28, 2008 (date of inception) through December 31, 2010
FFO	$(639,805)
Distributions	$1,788,590

For the year ended December 31, 2010, we paid distributions of $1.2 million, including $0.6 million of distributions paid in cash and $0.6 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2010 was $(0.4) million and cash flow from operations was $(1.4) million. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, primarily with proceeds from our offering. See the reconciliation of FFO to net loss above.

Below is the reconciliation of MFFO for the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	April 28, 2008 (date of inception) through December 31,
FFO	$(391,437)	$(248,326)	$—
Adjustments:
Noncash Adjustment:
Straight-line rent adjustment for unconsolidated affiliated real estate entity	(40,118)	—	—
Other adjustments:
Gain on sale of unconsolidated real estate entity	(181,259)	—	—
Acquisition costs expensed	302,942	—	—
Total other adjustments	121,683	—	—
MFFO	(309,872)	(248,326)	—
Less: MFFO attributable to noncontrolling interests	20	—	—
MFFO attributable to Company’s common share	$(309,852)	$(248,326)	$—

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2010 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 14 of the notes to consolidated financial statements for further information related to subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2010, we did not have any other swap or derivative agreements outstanding.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants. In addition, the commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. The volatility in the credit markets has resulted in a decrease in the availability of financing. When debt financing is available, lenders are demanding larger premiums. The continued decrease in the availability of debt financing and/or the continued increase in the cost of borrowing may reduce cash flows available for distributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page
Reports of Independent Registered Public Accounting Firms	72
Financial Statements:
Consolidated Balance Sheets as of December 31, 2010 and 2009	74
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	75
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	76
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008	77
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company’) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

March 31, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company’) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Investments in unconsolidated affiliated real estate entity	$3,134,850	$—
Investments in unconsolidated real estate entity, at cost	—	1,690,000
Cash and cash equivalents	18,177,250	8,596,008
Restricted escrow	1,053,287	—
Mortgage loan receivable, net of discount of $10.8 million and zero, respectively	7,088,864	—
Prepaid expenses and other assets	80,993	109,447
Total Assets	$29,535,244	$10,395,455
Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$688,022	$1,110,312
Due to sponsor	83,744	1,569,001
Distributions payable	543,357	157,177
Total liabilities	1,315,123	2,836,490
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 3,467,148 and 1,236,037 shares issued and outstanding in 2010 and 2009, respectively	34,671	12,360
Additional paid-in-capital	28,067,078	8,616,032
Subscription receivable	(366,052)	(665,882)
Accumulated distributions in excess of net loss	(2,817,359)	(405,503)
Total Company stockholder’s equity	24,918,338	7,557,007
Noncontrolling interests	3,301,783	1,958
Total Stockholders’ Equity	28,220,121	7,558,965
Total Liabilities and Stockholders’ Equity	$29,535,244	$10,395,455

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period April 28, 2008 (date of inception) through December 31, 2008
	2010	2009
Expenses:
General and administrative costs	$1,050,833	$299,092	$—
Total operating expenses	1,050,833	299,092	—
Operating loss	(1,050,833)	(299,092)	—
Interest income	254,236	50,724	—
Gain on sale of unconsolidated real estate entity	181,259	—	—
Loss from investment in unconsolidated affiliated real estate entity	(165,150)	—	—
Net loss	(780,488)	(248,368)	—
Less: net loss attributable to noncontrolling interests	45	42	—
Net loss applicable to Company’s common shares	$(780,443)	$(248,326)	$—
Net loss per Company’s common share, basic and diluted	$(0.31)	$(0.98)	$—
Weighted average number of common shares outstanding, basic and diluted	2,539,994	254,632	—

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional Paid-In Capital	Subscription Receivable	Accumulated Distributions in Excess of Net Loss	Total Company Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Preferred Shares	Amount	Common Shares	Amount
BALANCE, April 28, 2008 (Date of Inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common shares	—	—	20,000	200	199,800	—	—	200,000	—	200,000
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	—	2,000	2,000
BALANCE, December 31, 2008	—	—	20,000	200	199,800	—	—	200,000	2,000	202,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	(248,326)	(248,326)	(42)	(248,368)
Total comprehensive loss	—	—	—	—	—	—	(248,326)	(248,326)	(42)	(248,368)
Distributions declared	—	—	—	—	—	—	(157,177)	(157,177)	—	(157,177)
Proceeds from offering	—	—	1,216,037	12,160	12,127,997	(665,882)	—	11,474,275	—	11,474,275
Selling commissions and dealer manager fees	—	—	—	—	(1,041,470)	—	—	(1,041,470)	—	(1,041,470)
Other offering costs	—	—	—	—	(2,670,295)	—	—	(2,670,295)	—	(2,670,295)
BALANCE, December 31, 2009	—	—	1,236,037	12,360	8,616,032	(665,882)	(405,503)	7,557,007	1,958	7,558,965
Comprehensive loss:
Net loss	—	—	—	—	—	—	(780,443)	(780,443)	(45)	(780,488)
Total comprehensive loss	—	—	—	—	—	—	(780,443)	(780,443)	(45)	(780,488)
Distributions declared	—	—	—	—	—	—	(1,631,413)	(1,631,413)	—	(1,631,413)
Distributions paid									(130)	(130)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	—	3,300,000	3,300,000
Proceeds from offering	—	—	2,170,345	21,703	21,656,375	299,830	—	21,977,908	—	21,977,908
Selling commissions and dealer manager fees	—	—	—	—	(1,997,720)	—	—	(1,997,720)	—	(1,997,720)
Other offering costs	—	—	—	—	(785,616)	—	—	(785,616)	—	(785,616)
Redemption and cancellation of shares	—	—	(2,675)	(26)	(24,049)	—	—	(24,075)	—	(24,075)
Shares issued from distribution reinvestment program	—	—	63,441	634	602,056	—	—	602,690	—	602,690
BALANCE, December 31, 2010	—	$—	3,467,148	$34,671	$28,067,078	$(366,052)	$(2,817,359)	$24,918,338	$3,301,783	$28,220,121

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from April 28, 2008 (date of Inception) through December 31, 2008
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(780,488)	$(248,368)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in unconsolidated affiliated real estate entity	165,150	—	—
Gain on sale of investment in unconsolidated real estate entity	(181,259)	—	—
Changes in assets and liabilities:
Increase in restricted escrow	(715,121)	—	—
Decrease (increase) in prepaid expenses and other assets	28,459	(109,447)	—
Increase in accounts payable and other accrued expenses	63,031	160,674	—
Increase in due to sponsor	65,014	18,731	—
Net cash used in operating activities	(1,355,214)	(178,410)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loan receivable	(7,857,000)	—	—
Collections on mortgage loan receivable	768,136	—	—
Proceeds from sale of investment in unconsolidated real estate entity	1,871,259	—	—
Investment in unconsolidated real estate entity	—	(1,690,000)	—
Net cash used in investing activities	(5,217,605)	(1,690,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) due from sponsor	102,297	—	(102,297)
Proceeds from issuance of common stock	21,977,908	11,474,275	200,000
Redemption and cancellation of common shares	(24,075)	—	—
Distributions to noncontrolling interests	(130)	—	—
Distributions to common stockholders	(639,573)	—	—
Proceeds from issuance of limited partnership units	—	—	2,000
Payment of commissions and offering costs	(5,262,366)	(1,109,560)	—
Net cash provided by financing activities	16,154,061	10,364,715	99,703
Net change in cash and cash equivalents	9,581,242	8,496,305	99,703
Cash and cash equivalents, beginning of year	8,596,008	99,703	—
Cash and cash equivalents, end of year	$18,177,250	$8,596,008	$99,703
Supplemental disclosure of cash flow information:
Distributions declared	$1,631,413	$157,177	$—
Non cash commissions and other offering costs in accounts payable and other accrued expenses	$123,175	$2,602,205	$—
Subscription receivable	$(299,830)	$665,882	$—
Value of shares issued from distribution reinvestment program	$602,690	$—	$—
Issuance of units in exchange for investment in unconsolidated affiliated real estate entities	$3,300,000	$—	$—
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$338,169	$—	$—

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

1. Organization

The Lightstone REIT is a Maryland corporation, formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America, as well as other real estate-related investments.

The Lightstone REIT is structured as an umbrella partnership REIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008, the Operating Partnership, in which it, as the general partner, holds a majority general partnership interest.

We refer to the Lightstone REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our sponsor David Lichtenstein (the “Sponsor”), who does business as the Lightstone Group and wholly owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 9,611 multifamily units, 1.1 million square feet of office space, 2.4 million square feet of industrial space, 300-suite limited service hospitality, and 4.0 million square feet of retail space. These residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey and Illinois, our sponsor employs approximately 500 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned indirectly by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the majority owner of our Advisor and the majority owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and associate general partner of our Operating Partnership and is the majority decision-maker of our Operating Partnership.

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of the advisory agreement, the Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

1. Organization  – (continued)

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million common shares at a price of $10 per share (the “Primary Offering”) and 6.5 million shares available pursuant to our distribution reinvestment plan (the “DRIP”). We also have 75,000 shares reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our common shares for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of our Sponsor, is serving as the dealer manager of our Primary Offering.

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering by receiving subscriptions of our common shares, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009, the date that our Operating Partnership commenced its operations. As of December 31, 2010, we had received aggregate gross proceeds of approximately $33.8 million from the sale of approximately 3.4 million shares of our common stock in our Primary Offering. Since we have received in excess of $25.5 million in aggregate gross proceeds from our Primary Offering, we have satisfied the minimum offering requirements for all states. We have invested the proceeds from the Primary Offering and from the Advisor in the Operating Partnership, and as a result, we held a 99.4% general partnership interest at December 31, 2010 in the Operating Partnership’s common units. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Primary Offering and our ongoing DRIP in the Operating Partnership.

Our Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, our Board of Directors approved an extension of our Offering of up to 51 million common shares and up to 6.5 million common shares pursuant to our DRIP until the earlier of the sale of all 57.5 million shares or February 17, 2012. We reserve the right to reallocate the shares of common stock registered in our offering between the Primary Offering and the DRIP. We may terminate our Offering at any time.

On November 12, 2010, we and the Dealer Manager entered into a wholesaling agreement with ICON Securities Corp. (“ICON Securities”) pursuant to which ICON Securities will serve as our wholesaler. Under the agreement, ICON Securities has agreed to identify and introduce to us and the Dealer Manager additional selling agents, assist the Dealer Manager with the sale of our common stock through such additional selling agents, and provide other assistance to the Dealer Manager in connection with the marketing of our common stock. The Dealer Manager will pay to ICON Securities a distribution fee equal to 3% of the purchase price of the shares of common stock sold by each additional selling agent. In addition, the Dealer Manager has agreed to assign to ICON Securities the Dealer Manager Agreement between us and the Dealer Manager at such time as ICON Securities receives a no objections letter from the Financial Industry Regulatory Authority.

Our Sponsor and ICON Capital, an affiliate of ICON Securities, have entered into a joint venture with respect to our management. Pursuant to the joint venture, ICON Capital has been admitted as a member of Lightstone Value Plus REIT II LLC, our advisor, and Lightstone SLP II LLC, the holder of the subordinated general partner participation units (“Subordinated Profits Interests”) in our Operating Partnership.

We have utilized and will continue to utilize a portion of Primary Offering proceeds towards funding dealer manager fees, selling commissions and organization and other offering costs. If our Sponsor purchases Subordinated Profits Interests in cash, such proceeds may offset a portion of these costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

1. Organization  – (continued)

Noncontrolling Interests — Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert Operating Partnership units into cash or, at our option, an equal number of our common shares, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, a subsidiary majority owned and controlled by our Sponsor, through an agreement with us and our Operating Partnership, committed to purchase Subordinated Profits Interests of our Operating Partnership on a semiannual basis, beginning with the quarter ended June 30, 2010, at a price of $100,000 for each $1.0 million in subscriptions that we have accepted as part of our Primary Offering until we achieve the maximum offering. Our Sponsor may elect to purchase Subordinated profits interests with cash or may contribute interests in real property of equivalent value. The proceeds received from the cash sale of the Subordinated Profits Interests, if any, will be used to offset payments made by Company from our Primary Offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs.

From our inception through December 31, 2010, our Sponsor elected to contribute equity interests totaling 34.413% in Brownmill, LLC (“Brownmill”) in exchange for 33 Subordinated Profits Interests with an aggregate value of $3.3 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests.

Operations — Operating Partnership Activity

Our Operating Partnership commenced its operations on October 1, 2009. Since then we have and will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in North America through our Operating Partnership. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. All such properties may be acquired and operated by us alone or jointly with another party. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Primary Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 11 for additional information

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2010, the Company had a 99.4% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and invest in other real estate entities, depreciable lives of long-lived assets, revenue recognition and the realizability of deferred tax assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Marketable Securities

The Company may invest in marketable securities in the future. Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions. To date, the Company has not invested in marketable securities.

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

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

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. The Company will estimate the value of below market rental renewal options for acquired below market leases when the exercise of such renewal options is reasonably assured. The estimated value of any such below market rental renewal options will be deferred and amortized over the corresponding reasonably assured renewal period.

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated real estate entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investment in unconsolidated affiliated real estate entity existed as of December 31, 2010. Management believes no impairment of its investment in unconsolidated real estate entity, at cost, existed as of December 31, 2009.

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2009 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2010 and 2009, we had no material uncertain income tax positions and our net operating loss carry forward was zero. The tax years subsequent to 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Selling Commission, Dealer Manager Fees and Organization and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. Through December 31, 2010, the Company has incurred approximately $3.0 million in selling commissions and dealer manager fees and $3.5 million of organization and other offering costs. From the commencement of its initial public offering through December 31, 2010, the Company has recorded approximately $6.5 million of these expenses against APIC.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

Accounting for Derivative Financial Investments and Hedging Activities.

The Company may enter into derivative financial instrument transactions in order to mitigate interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting. The Company will record all derivative instruments at fair value on the consolidated balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors, and an Employee and Director Incentive Restricted Share Plan. Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows as required under previous regulations. For the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008, the Company has not granted any stock-based incentive awards.

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders for each year presented are equal due to the net loss.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

2. Summary of Significant Accounting Policies  – (continued)

New Accounting Pronouncements

In November 2008, the Emerging Issues Task Force reached a consensus related to Equity Method Investment Accounting Considerations. The consensus was issued by the FASB as an update to authoritative guidance for Equity Method Investment Accounting. This consensus clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is effective for fiscal years beginning on or after December 15, 2008 to be applied on a prospective basis. The Company adopted the provisions of this standard on January 1, 2009. Beginning January 1, 2009, transaction costs incurred related to the Company’s investment in unconsolidated affiliated real estate entities accounted for under the equity method of accounting are capitalized as part of the cost of the investment.

In June 2009, the FASB amended authoritative guidance for consolidating VIEs. This guidance requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a VIE. In addition, it requires enhanced disclosures about an enterprise’s involvement in a VIE. This standard was effective for the fiscal year that began after November 15, 2009. The Company adopted this standard on January 1, 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB amended guidance to enhance disclosure requirements related to recurring and non-recurring fair value measurements. This standard became effective for the Company on January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

3. Investment in Unconsolidated Affiliated Real Estate Entity

The entity listed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not control this entity. A summary of the Company’s investment in unconsolidated affiliated real estate entity is as follows:

			As of
Real Estate Entity	Date of Ownership	Ownership %	December 31, 2010	December 31, 2009
Brownmill LLC (“Brownmill”)	Various	34.413%	$3,134,850	$—
Total Investment in unconsolidated affiliated real estate entity			$3,134,850	$—

Brownmill

On June 30, 2010, the Company, through its Operating Partnership, entered into a Contribution Agreement between the Operating Partnership and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of our Sponsor, pursuant to which LGH contributed to the Operating Partnership a 26.25% equity interest in Brownmill in order to fulfill the Sponsor’s commitment to purchase Subordinated Profit Interests with cash or contributed property. In exchange, the Operating Partnership issued 25 units of Subordinated Profits Interests, at $100,000 per unit (at total value of $2.5 million), to Lightstone SLP II LLC. The fair value of the 26.25% interest in Brownmill, as of April 1, 2010, as determined by the Company was approximately $8.4 million, of which $2.5 million was in the form of equity and $5.9 million in the form of mortgage indebtedness.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

3. Investment in Unconsolidated Affiliated Real Estate Entity  – (continued)

On December 29, 2010, the Company, through its Operating Partnership, entered into another Contribution Agreement with LGH, pursuant to which LGH contributed to our Operating Partnership an additional interest in Brownmill of 8.163% in order to fulfill our Sponsor’s commitment for the quarter ended December 31, 2010. In exchange, the Operating Partnership issued 8 units of Subordinated Profits Interests, at $100,000 per unit (at total value of approximately $0.8 million), to Lightstone SLP II LLC. The fair value of our additional 8.163% interest in Brownmill was approximately $2.5 million of which $0.8 million was in the form of equity and $1.7 million was in the form of mortgage indebtedness.

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2010, the Operating Partnership owns a 34.413% membership interest in Brownmill. Our interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company commenced allocating its portion of profit and cash distributions beginning as of April 1, 2010, with respect to the original interest of 26.25%, based upon the original date Lightstone SLP II LLC was required to purchase the Subordinated Profit Interests. The Company commenced allocating its portion of profit and cash distributions beginning as of October 1, 2010, with respect to the additional interest of 8.163% (cumulative interest of 34.413%), based upon the original date Lightstone SLP II LLC was required to purchase the Subordinated Profits Interests.

The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the interest in Brownmill, the Company did not incur any transactions fees.

Brownmill owns two retail properties known as Browntown Shopping Center, located in Old Bridge, NJ, and Millburn Mall, located in Vauxhaull, NJ, which collectively, are referred to as the “Brownmill Properties.” The Brownmill Properties contain an aggregate of 156,002 square feet of total gross leasable area, and were 90.3% occupied as of December 31, 2010. The Brownmill Properties are cross-collateralized, collateralizing a non-recourse loan (the “Brownmill Loan”) maturing on October 8, 2015. The Brownmill Loan has a 10-year term and monthly principal and interest payments of $133,051 through its maturity date. The Brownmill Loan bears interest at a fixed rate of 5.36%. The aggregate outstanding balance of the Brownmill Loan was $22.0 million of December 31, 2010, of which $19.8 million will be due upon maturity assuming no prior principal prepayment.

Brownmill Audited Condensed Financial Information

The Company’s carrying value of its interest in Brownmill differs from its share of member’s equity reported in the condensed balance sheet of Brownmill due to the Company’s basis of its investment in excess of the historical net book value of Brownmill. The Company’s additional basis allocated to depreciable assets is being recognized on a straight-line basis over the lives of the appropriate assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

3. Investment in Unconsolidated Affiliated Real Estate Entity  – (continued)

The following table represents the audited condensed income statement for Brownmill for the period indicated:

For the Period April 1, 2010 through December 31, 2010
Revenue	$2,820,198
Property operating expenses	1,161,975
Depreciation and amortization	647,435
Operating income	1,010,788
Interest expense and other, net	(903,276)
Net income	$107,512
Company’s share of net income	$36,998
Additional depreciation and amortization expense(1)	(202,148)
Company’s loss from investment	$(165,150)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the audited condensed balance sheet for Brownmill:

As of December 31, 2010
Real estate, at cost (net)	$17,996,589
Cash and restricted cash	559,053
Other assets	1,814,612
Total assets	$20,370,254
Mortgage payable	$22,000,524
Other liabilities	833,128
Members’ deficiency	(2,463,398)
Total liabilities and members’ deficiency	$20,370,254

4. Investment in Unconsolidated Real Estate Entity

In November 2009, the Company, through its Operating Partnership, acquired for $1.7 million, a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in CMBS. In accordance with HGF’s operating agreement and subscription agreement, (1). HGI Debt Opportunity Fund, LLC, the manager of HGF (the “Manager”), has complete power and authority for the management and operation of HGF’s assets and business; (2). The Company’s Class D Member Interest is non-redeemable and cannot be assigned, sold, encumbered, transferred or otherwise disposed of in whole or in part without the prior written consent of the Manager; (3). As a Class D Member, the Company has no rights in or with respect to any other Class of membership interest in HGF (including any rights to any investments acquired by HGF for the benefit of any other Class; and (4). All income, losses and distributable process of each Class are shared by the Members of such Class on a pro rata basis according to their respective member interest. The Company accounts for its Class D Member Interest in HGF using the cost method as the Company is a passive investor and does not have any influence or control.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

4. Investment in Unconsolidated Real Estate Entity  – (continued)

The Class D Members in HGF as of November 2009 owned collectively two CMBS bonds with face values of approximately $16.6 million and $13.6 million, respectively. The bonds were acquired by HGF specifically for its Class D members and were financed with $25.7 million of financing from Term Asset Back Securities Loan Facility (TALF) issued by the Federal Reserve Bank with an interest rate of 2.72% per annum and cash of $5.2 million. The Company’s share is $1.7 million. The face values of the bonds are held as collateral against the TALF loans. The bonds accrue interest at a coupon rate of 5.67% and 5.61% per annum, respectively, and have a weighted average life of 2.5 years. For the years ended December 31, 2010 and 2009, the Company recorded interest income, net of fees related to its investment in HGF, of $208,434 and $49,616 within interest income on the consolidated statements of operations.

On October 28, 2010, HGF sold the two CMBS bonds and the Company received net cash proceeds of $1.9 million which resulted in a gain on the sale of the bonds of $181,259 which is includes on the Consolidated Statement of Operations. As of December 31, 2009, the investment was approximately $1.7 million which was classified as investment in unconsolidated real estate entity, at cost on the consolidated balance sheet.

5. Mortgage Loan Receivable and Restricted Escrow

On June 29, 2010, the Company, through its Operating Partnership, entered into an Assignment and Assumption Agreement (the “Assignment”) with Citigroup Global Markets Realty Corp. (the “Seller”). Under the terms of the Assignment, the Operating Partnership purchased from the Seller a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) for $7.9 million, with an estimated loan-to-value ratio of 56.6% at that date based on our internal valuation of the underlying hotel property (see further discussion about the hotel property below). In addition, the Seller agreed to indemnify the Operating Partnership from all existing litigation. As a result of the Assignment, the Operating Partnership assumed all rights and obligations, with the exception of the existing litigation, in connection with the Loan, and became the lender under the Loan. Total legal and other closing costs of the Assignment were approximately $0.1 million, including an acquisition fee equal to 0.95% of the purchase price, or approximately $0.1 million, payable to our advisor. These fees were expensed during the second quarter of 2010 within general and administrative costs on the consolidated statements of operations.

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

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. The Company first will apply the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash will be applied to outstanding principal and the excess, if any, will be recognized as interest income. At the date of the acquisition of the loan, escrow deposits of $0.3 million held by the Seller were transferred to the Company. The escrow deposits were $1.1 million as of December 31, 2010 and are recorded on the consolidated balance sheet as restricted escrows. The Company has also recorded an offsetting liability for these disbursements in the consolidated balance sheet within accounts payable and other accrued expenses. Additionally, during the year ended

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

5. Mortgage Loan Receivable and Restricted Escrow  – (continued)

December 31, 2010, the Company applied $0.8 million of excess cash received to outstanding principal. As of December 31, 2010, the balance of the mortgage loan receivable was $7.1 million on our consolidated balance sheet.

6. Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against APIC as costs are incurred. Any organizational costs are accounted for as general and administrative costs. For the year ended December 31, 2010, the Company incurred approximately $2.0 million in selling commissions and dealer manager fees and $0.8 million of other offering costs. Since commencement of its initial public offering through December 31, 2010, the Company has incurred approximately $3.0 million in selling commissions and dealer manager fees and $3.5 million of other offering costs.

7. Subscription Receivable

As of December 31, 2010 and 2009, the Company recorded a subscription receivable of $0.4 million and $0.7 million, respectively, as a reduction in the Company’s equity on the consolidated balance sheets. The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

9. Stockholder’s Equity  – (continued)

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

Under its charter, the Company cannot make any material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 3,467,148 and 1,236,037 shares of common stock outstanding as of December 31, 2010 and 2009, respectively.

Distributions

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally paid such distributions from cash proceeds from the sale of our common stock. We may continue to pay such distributions from the sale of our common stock or borrowings if we have not generated sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

We are an accrual basis taxpayer, and as such our REIT taxable income could be higher than the cash available to us. We may therefore borrow to make distributions, which could reduce the cash available to us, in order to distribute 90% of our REIT taxable income as a condition to our election to be taxed as a REIT. These distributions made with borrowed funds may constitute a return of capital to stockholders. “Return of capital” refers to distributions to investors in excess of net income. To the extent that distributions to stockholders exceed earnings and profits, such amounts constitute a return of capital for U.S. federal income tax purposes, although such distributions might not reduce stockholders’ aggregate invested capital. Because our earnings and profits are reduced for depreciation and other non-cash items, it is likely that a portion of each distribution will constitute a tax-deferred return of capital for U.S. federal income tax purposes.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

9. Stockholder’s Equity  – (continued)

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 were $1.6 million, $0.2 million and zero, respectively.

On March 4, 2011, the our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2011.

Our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

The December 31, 2009 dividend was paid in full in January 15, 2010 using a combination of cash ($83,852) and shares ($73,325) which represents 7,718 shares of the Company’s common stock issued pursuant to the Company’s distribution reinvestment program, at a discounted price of $9.50 per share.

The following table provides a summary of the quarterly distributions declared during 2010:

	2010
	Year ended December 31,	Quarter ended
Distribution period		December 31,	September 30,	June 30,	March 31,
Date distribution declared		November 12, 2010	September 16, 2010	July 9, 2010	March 23, 2010
Date distribution paid		January 15, 2011	October 29, 2010	July 15, 2010	April 15, 2010
Distribution Paid	$830,218	$275,098	$240,192	$192,562	$122,366
Distribution Reinvested	797,947	268,275	230,911	172,777	125,984
Total Distribution	$1,628,165	$543,373	$471,103	$365,339	$248,350
Number of shares of common stock issued pursuant to the Company’s DRIP	83,818	28,239	24,131	18,187	13,261

The amount of distributions to be paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Equity Compensation Plans

The Company’s Employee and Director Incentive Restricted Share Plan provides for grants of awards to its directors, officers and full-time employees (in the event the Company ever has employees), full-time employees of its advisor and its affiliates, full-time employees of entities that provide services to it, directors

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

9. Stockholder’s Equity  – (continued)

of its advisor or of entities that provide services to it, certain of its consultants and certain consultants to the advisor and its affiliates or to entities that provide services to it. Such awards shall consist of restricted shares.

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

The Company has adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit REITs to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years. For the years ended December 31, 2010 and 2009 and for the period April 28, 2008 (date of inception) through December 31, 2008, no stock options have been granted to the Company’s independent directors.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Code.

10. Noncontrolling Interests

The noncontrolling interests parties of the Company hold units in the Operating Partnership. These units may include Subordinated Profits Interests, limited partner units, and Common Units. As of December 31, 2010 and 2009, the noncontrolling interest in the Company’s consolidated balance sheets represented the 2,000 limited partner units held by the Advisor as well as 33 Subordinated Profits Interests units held by Lightstone SLP II LLC.

Share Description

See Note 11 for discussion of rights related to Subordinated Profits Interests. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2010, the Company paid distributions to noncontrolling interests of less than $130. No distributions were paid to noncontrolling interests for the years ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

11. Related Party Transactions

The Company has agreements with the Dealer Manager, Advisor and Property Manager to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Managers and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Selling Commission	The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $35.7 million if the maximum offering of 51.0 million shares is sold. Through inception of the offering to December 31, 2010, approximately $2.4 million of selling commission has been incurred.
Dealer Management Fee	The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $15.3 million if the maximum offering of 51.0 million shares is sold. Through inception of the offering to December 31, 2010, approximately $0.6 million of dealer management fee has been incurred.
Reimbursement of Offering Expenses	Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51.0 million if the maximum offering of 51.0 million shares is sold. The Company will sell a subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.
Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19.4 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.
Property Management – Residential/Retail/ Hospitality	The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

11. Related Party Transactions  – (continued)

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

11. Related Party Transactions  – (continued)

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
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

11. Related Party Transactions  – (continued)

In addition to certain related party payments made to the Dealer Manager (see Note 6), the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.

From our inception through December 31, 2009, we did not reimburse our Advisor for any organization and other offering expenses. During the year ended December 31, 2010, we reimbursed our Advisor approximately $1.7 million for organization and other offering expenses.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated (No amounts were paid for the period from April 28, 2008 (date of inception) through December 31, 2008):

	For the year Ended December 31, 2010	For the year Ended December 31, 2009
Acquisition fees	$74,642	$16,055
Asset management fees	95,786	2,676
Property management fees	—	—
Acquisition expenses reimbursed to Advisor	—	—
Development fees	—	—
Leasing commissions	—	—
Total	$170,428	$18,731

As of December 31, 2010 and 2009, $83,744 and $1,569,001, respectively, was due to our Sponsor. As of December 31, 2010, the Company owns a 34.413% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 3.

12. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, the Company is not a party to any material pending legal proceedings.

13. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2010 and 2009:

	2010
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$—	$—	$—	$—	$—
Operating loss	(1,050,833)	(423,448)	(233,813)	(242,320)	(151,252)
Net loss	$(780,488)	$(265,421)	$(212,372)	$(207,158)	$(95,537)
Less loss attributable to noncontrolling interest	45	13	8	14	10
Net loss applicable to Company’s common shares	$(780,443)	$(265,408)	$(212,364)	$(207,144)	$(95,527)
Net loss per common share, basic and diluted	$(0.31)	$(0.09)	$(0.07)	$(0.09)	$(0.06)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

13. Quarterly Financial Data (Unaudited)  – (continued)

	2009
	Year ended December 31,	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$—	$—	$—	$—	$—
Operating loss	(299,092)	(191,573)	(29,947)	(25,001)	(52,571)
Net loss	$(248,368)	$(140,849)	$(29,947)	$(25,001)	$(52,571)
Less loss attributable to noncontrolling interest	42	42	—	—	—
Net Loss applicable to Company’s common shares	$(248,326)	$(140,807)	$(29,947)	$(25,001)	$(52,571)
Net loss per common share, basic and diluted	$(0.98)	$(0.15)	$(1.50)	$(1.25)	$(2.63)

14. Subsequent Events

On January 19, 2011, the Company acquired a 125-suite limited service extended-stay hotel located in Harahan, Louisiana from an unrelated third party for approximately $12.2 million.

On March 4, 2011, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2011, in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2011.

CP Boston Property Acquisition

On February 17, 2011, the Company’s Sponsor and Advisor, the Lightstone Group (the “Buyer”), made a successful auction bid to acquire a 366-room, eight-story, full-service hotel (the “Hotel”) and a 65,000 square foot water park (the “Water Park”), collectively, the “CP Boston Property”, located at 50 Ferncroft Road, Danvers, Massachusetts (part of the Boston “Metropolitan Statistical Area”) from WPH Boston, LLC (the “Seller”) for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. Pursuant to the terms of the Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”) dated February 17, 2011, between the Buyer and the Seller, the Buyer made an earnest money deposit of approximately $1.0 million on February 18, 2011 representing 10% of the aggregate purchase price.

The CP Boston Property, which encompasses 26 acres, is conveniently located 20 miles north of Boston’s Logan Airport and 22 miles north of Boston’s “Central Business District”. The Hotel was originally built in 1978 and further expanded in 1982 to its current 366 rooms (167 king bedrooms, 199 double bedrooms and 12 suites). Hotel amenities include: room service dining, restaurants and a lounge, a health & fitness center, spa facilities, housekeeping and laundry services, a business center, game room, a gift shop, and 37,000 square feet of meeting room and ballroom space. The Hotel currently operates under the “Crowne Plaza” flag pursuant to an existing franchise agreement with InterContinental Hotel Groups. The Water Park, which opened in 2008, features 65,000 square feet of indoor water park activities, dining and entertainment options. The Water Park currently operates as a CoCo Key Water Resort under an existing trademark license agreement with WPH CoCo Key, LLC.

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust I, Inc. (“REIT Lightstone I”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 and the period from April 28, 2008
(date of inception) through December 31, 2008

14. Subsequent Events  – (continued)

Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT I’s Board of Directors approved 20% and 80% participations, respectively, in the CP Boston Joint Venture.

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and the Company’s share of the aggregate purchase price was approximately $2.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 2.75% of the acquisition price, or approximately $19,000. The Company’s portion of the acquisition was funded with cash.

The CP Boston Joint Venture established a taxable subsidiary, LVP CP Boston Holding Corp., which has entered into an operating lease agreement for the CP Boston Property. At closing, LVP CP Boston Holding Corp. also entered into an interim management agreement with Sage Client 289, LLC, an unrelated third party, for the management of the Hotel and the Water Park.

The CP Boston Property was purchased “as is” and it is currently expected that approximately $10.0 million (of which approximately $2.0 million is the Company’s proportionate share) of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition. Management of the Company believes the CP Boston Property is adequately insured.

The Seller was not affiliated with the Company or its affiliates

Potential Property Acquisition — Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the sponsor of the Company, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner will be transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on or about June 4, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

The Property, which opened in 2003, consists of an approximately 751,000 square foot enclosed mall situated on 139 acres of land located at 5250 International Drive in Orlando close to the convergence of I-4 and the Florida Turnpike. The Property was built as a hybrid retail center with entertainment, destination retail and traditional in-line mall tenants and its current anchor tenants include Bass Pro Shops Outdoor World, Ron Jon Surf Shop, Sheplers Western Wear and Cinemark 20 Theatres. As of December 31, 2010, the Property was approximately 66% occupied. Concurrent with the closing of the acquisition, management of the Property was assumed by Paragon Retail Property Management LLC (“Paragon”), an affiliate of the Company’s sponsor. Paragon is currently evaluating redevelopment opportunities for the Property.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

On, August 16, 2010, the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. The Company previously filed Form 8-K on August 18, 2010 acknowledging this change.

During the Company’s fiscal years ended December 31, 2009 and 2008 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of December 31, 2009 and for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including the our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2011 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	50	Chief Executive Officer and Chairman of the Board of Directors	2011	2008
Edwin J. Glickman	78	Director	2011	2008
George R. Whittemore	61	Director	2011	2008
Shawn R. Tominus	51	Director	2011	2008
Bruno de Vinck	65	Secretary and Director	2011	2008

David Lichtenstein is the Chairman of our Board of Directors and Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. Since 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 25 states, the District of Columbia and Puerto Rico. Since 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LLC, its advisor. Mr. Lichtenstein also presently serves as the Chairman of the board of trustees of Prime Group Realty Trust, a publicly registered REIT trading on the Pink Sheets with Pink OTC Markets Inc. Mr. Lichtenstein was the president and/or director of various subsidiaries of Extended Stay that filed Chapter 11 protection with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

Edwin J. Glickman is one of our independent directors and the Chairman of our audit committee. Since 2004 to the present, Mr. Glickman has served as a member of the board of directors of Lightstone Value Plus Real Estate Investment Trust, Inc. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as a director due to his extensive experience in mortgage lending and finance.

George R. Whittemore is one of our independent directors. Since July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Whittemore also presently serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as a director due to his extensive experience in accounting, banking, finance and real estate.

Shawn R. Tominus is one of our independent directors. Since July 2006 to the present, Mr. Tominus has served as a member of the board of directors of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus has been selected to serve as a director due to his extensive experience in and networking relationships in the real estate industry, along with his experience in acquisitions, construction and redevelopment.

Bruno de Vinck is our senior vice president, secretary and a director. Mr. de Vinck is a Senior Vice President with The Lightstone Group, and has been employed by the Lightstone Group since April 1994 to the present. Since 2004 to the present, Mr. de Vinck also has served as Chief Operating Officer, Senior Vice President, Secretary and a member of the board of directors of Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus REIT LLC, its advisor. Mr. de Vinck is also presently a director of the privately held Park Avenue Bank and Prime Group Realty Trust, a publicly registered REIT. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding president of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility, and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Mr. de Vinck has been selected to serve as a director due to his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 15, 2011 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	50	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	65	Secretary
Peyton Owen	53	President and Chief Operating Officer
Joseph Teichman	37	General Counsel
Donna Brandin	54	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

Peyton Owen is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of The Lightstone Group. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s

Darden School. Mr. Owen was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Joseph E. Teichman is our General Counsel and also serves as General Counsel of Lightstone Value Plus Real Estate Investment Trust, Inc. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our Advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay.

Donna Brandin is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer of our advisor and our sponsor. Since August of 2008, Ms. Brandin has served as Chief Financial Officer of Lightstone Value Plus Real Estate Investment Trust, Inc. Ms. Brandin joined The Lightstone Group in April of 2008. Prior to The Lightstone Group, Ms. Brandin spent over three years as the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country. Prior to Equity Residential she was the Senior Vice President and Treasurer for Cardinal Health. Prior to 2000, Ms. Brandin held the Assistant Treasurer roles at Campbell Soup for two years and Emerson Electric Company for seven years. Prior to Emerson, Ms. Brandin spent 10 years at Peabody Holding Company as manager of financial reporting and then the director of planning and analysis. Ms Brandin earned her Masters in Finance at St. Louis University in Missouri and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2010, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2010.

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

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonereit.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. Through December 31, 2010, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2011 concerning each of our directors and executive officers serving in such capacities:

Name and Address, if required, of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II
David Lichtenstein	20,000	0.55%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	—	—
Peyton Owen	—	—
Donna Brandin	—	—
Joseph Teichman	—	—
Our directors and executive officers as a group (9 persons)	20,000	0.55%

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

Notwithstanding any other provisions of our stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

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

The guidance under Section 409A of the Code provides that there is no deferral of compensation merely because the value of property (received in connection with the performance of services) is not includible in income by reason of the property being substantially nonvested (as defined in Section 83 of the Code). Accordingly, it is intended that the restricted share grants will not be considered “nonqualified deferral compensation.”

We have not yet granted any awards of restricted shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Dealer Manager, Advisor and Property Managers are majority owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Dealer Manager, Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Manager

We have agreed to pay our Property Managers a monthly management fee of up to 5% of the gross revenues from our residential, lodging and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay, to our Property Managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

We have not incurred any fees to the Property Manager for the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008.

Dealer Manager

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $35.7 million if the maximum offering of 51.0 million shares are sold, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds, or approximately $15.3 million, if the maximum offering is sold, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 were $2.0 million and $1.0 million and zero, respectively.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $19.4 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses as the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2010 and 2009 and for the period from April 28, 2008 (date of inception) through December 31, 2008 were $170,428, $18,731 and zero, respectively.

Sponsor

The Sponsor has agreed to purchase subordinated profits interests in the Company’s operating partnership semiannually at a price of $100,000 per $1.0 million in subscriptions until the maximum offering is achieved. The Sponsor may elect to purchase subordinated profits interests with cash or contributions of interests in real property. The proceeds received from the cash sale of subordinated profits interests will be used to offset amounts paid by the Company for the dealer manager fees, selling commissions and other offering costs.

From our inception through December 31, 2010, our Sponsor elected to contribute equity interests totaling 34.413% in Brownmill, LLC (“Brownmill”) in exchange for 33 Subordinated Profits Interests with an aggregate value of $3.3 million. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper audited our financial statements for the year ended December 31, 2009 and the period from April 28, 2008 (date of inception) through December 31, 2008. Amper reported directly to our audit committee.

On August 16, 2010, we were notified that Amper, combined its practice with that of Eisner and the name of the combined practice operates under the name EisnerAmper. The Audit Committee of the Company’s Board of Directors engaged EisnerAmper to serve as the Company’s new independent registered public accounting firm. EisnerAmper audited our financial statements for the year ended December 31, 2010. EisnerAmper reports directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years ended December 31, 2010 and 2009 by our principal accounting firms:

	Year ended December 31, 2010	Year ended December 31, 2009
Audit Fees – Amper(a)	$34,650	$52,500
Audit Fees – EisnerAmper(a)	77,175
Audit-Related Fees – Amper(b)	9,450	7,350
Audit-Related Fees – EisnerAmper(b)	10,500
Tax Fees(c)	—	—
All Other Fees – Amper(d)	47,250
All Other Fees – EisnerAmper(d)	47,250	—
Total Fees	$226,275	$59,850

(a)	Fees for audit services consisted of the audit of the Lightstone REIT’s annual financial statements and interim reviews.
(b)	Fees for audit-related services related to registration statements consents.
(c)	There were no fees for tax services billed.
(d)	Fees under all other fees in 2010 relate to audits of entities that the Company has acquired or is in the process of acquiring.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Lightstone REIT management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2010.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company’s primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. The Company intends to achieve this goal primarily through investments in real estate properties.

The Company intends to acquire residential and commercial properties. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that the Company’s residential properties will be principally comprised of “Class B” multi-family complexes.

The following is descriptive of the Company’s investment objectives and policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, office, industrial and residential properties); both passive and active investments; and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.
•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.
•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.
•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.
•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

Financing Policies

The Company intends to utilize leverage to acquire its properties. The number of different properties the Company will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company intends to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company will have more funds available for investment in properties. This will allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a minimum of seven to ten years prior to selling them. After seven to ten years, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
1.1#	Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Securities, LLC.
1.2**	Form of Soliciting Dealers Agreement by and between Lightstone Securities, LLC and the Soliciting Dealers.
3.1**	Form of Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust II, Inc.
3.2**	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1**	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP
4.3*	Agreement by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein
4.4#	Amended and Restated Agreement dated as of January 9, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5##	Wholesaling agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc. Lightstone Securities, LLC and ICON Securities Corp.
10.1**	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Wells Fargo Bank, National Association and Lightstone Securities, LLC.
10.2+	Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.3+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Retail Property Management, LLC.
10.4+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC. Form of the Company’s Stock Option Plan.
10.5+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and HVM, LLC.
10.6+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Group Realty Trust.
10.7**	Form of the Employee and Director Incentive Restricted Share Plan.
10.8***	Form of the Stock Option Plan.
21.1	Subsidiaries of the Registrant.
25.1##	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP.
25.2##	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.

EXHIBIT NO.	DESCRIPTION
25.3##	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
25.4##	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
25.5##	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Consolidated Financial Statements of Brownmill, LLC as of December 31, 2010.

+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on August 22, 2008.
*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on October 6, 2008.
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on November 17, 2008.
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2009.
#	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on February 17, 2009.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-151532) as filed with the Securities and Exchange Commission on February 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Date: March 31, 2011	By: s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2011
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
/s/ Bruno de Vinck Bruno de Vinck	Director	March 31, 2011
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 31, 2011
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 31, 2011
/s/ George R. Whittemore George R. Whittemore	Director	March 31, 2011