Form 10-Q
period 2011-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-05-13
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes   ☑ No ☐

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
Yes  ☐  No ☑

As of May 5, 2011, there were approximately 3.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

	(Unaudited)
Assets

Investment property, at cost	$11,450,969	$-
Less accumulated depreciation	49,528	-
	11,401,441	-

Investments in unconsolidated affiliated real estate entities	5,014,275	3,134,850

Cash and cash equivalents	5,033,328	18,177,250
Restricted escrow	1,056,219	1,053,287

Mortgage loan receivable, net	7,029,439	7,088,864
Prepaid expenses and other assets	1,389,745	80,993
Total Assets	$30,924,447	$29,535,244

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$726,269	$688,022
Due to sponsor	53,127	83,744
Distributions payable	576,363	543,357
Total liabilities	1,355,759	1,315,123

Commitments and contingencies (Note 10)

Stockholders' Equity:

Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.01 par value; 100,000,000 shares authorized, 3,673,011 and 3,467,148 shares issued and outstanding in 2011 and 2010, respectively	36,730	34,671
Additional paid-in-capital	29,722,218	28,067,078
Subscription receivable	(206,858)	(366,052)
Accumulated distributions in excess of net loss	(3,938,547)	(2,817,359)
Total Company stockholder’s equity	25,613,543	24,918,338

Noncontrolling interests	3,955,145	3,301,783

Total Stockholders' Equity	29,568,688	28,220,121

Total Liabilities and Stockholders' Equity	$30,924,447	$29,535,244

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Rental revenue	$693,829	$-

Expenses:
Property operating expenses	311,627	-
Real estate taxes	26,185	-
General and administrative costs	710,054	151,252
Depreciation and amortization	54,778	-

Total operating expenses	1,102,644	151,252

Operating loss	(408,815)	(151,252)

Other income	4,593	-
Interest income	9,151	55,715

Loss from investments in unconsolidated affiliated real estate entities	(150,431)	-

Net loss	(545,502)	(95,537)

Less: net loss attributable to noncontrolling interests	1,605	10

Net loss attributable to Company's common shares	$(543,897)	$(95,527)

Net loss per Company's common share, basic and diluted	$(0.15)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	3,598,484	1,639,055

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)

						Total
	Common Shares		Additional		Accumulated	Company	Total
	Common		Paid-In	Subscription	Distributions in	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Excess of Net Loss	Equity	Interests	Equity
BALANCE, December 31, 2010	3,467,148	$34,671	$28,067,078	$(366,052)	$(2,817,359)	$24,918,338	$3,301,783	$28,220,121

Comprehensive loss:
Net loss	-	-	-	-	(543,897)	(543,897)	(1,605)	(545,502)
Total comprehensive loss	-	-	-	-	(543,897)	(543,897)	(1,605)	(545,502)

Distributions declared	-	-	-	-	(577,291)	(577,291)	-	(577,291)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(33)	(33)
Contribution by noncontrolling interest	-	-	-	-	-	-	655,000	655,000
Proceeds from offering	208,966	2,090	2,080,728	159,194	-	2,242,012	-	2,242,012
Selling commissions and dealer manager fees	-	-	(178,888)	-	-	(178,888)	-	(178,888)
Other offering costs	-	-	(232,852)	-	-	(232,852)	-	(232,852)
Redemption and cancellation of shares	(31,192)	(312)	(280,416)	-	-	(280,728)	-	(280,728)

Shares issued from distribution reinvestment program	28,089	281	266,568	-	-	266,849	-	266,849

BALANCE, March 31, 2011	3,673,011	$36,730	$29,722,218	$(206,858)	$(3,938,547)	$25,613,543	$3,955,145	$29,568,688

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(545,502)	$(95,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss from investments in unconsolidated real estate entities	150,431	-
Depreciation and amortization	54,778	-
Changes in assets and liabilities:
Decrease in restricted escrow	212,617	-
Increase in prepaid expenses and other assets	(558,120)	(163,072)
Decrease in accounts payable and other accrued expenses	(215,150)	(105,107)
(Decrease)/increase in due to sponsor	(30,617)	7,322
Net cash used in operating activities	(931,563)	(356,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,206,852)	-
Purchase of investments in unconsolidated affiliated real estate entities	(2,029,856)	-
Collections on mortgage loan receivable	59,425	-
Net cash used in investing activities	(14,177,283)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)/decrease due from sponsor	-	102,296
Proceeds from issuance of common stock	2,242,012	7,012,794
Payment of commissions and offering costs	(373,891)	(2,635,842)
Contribution of non-controlling interests	655,000
Redemption and cancellation of common shares	(280,728)	-
Distributions to noncontrolling interests	(33)	(32)
Distributions to common stockholders	(277,436)	(84,159)
Net cash provided by financing activities	1,964,924	4,395,057

Net change in cash and cash equivalents	(13,143,922)	4,038,663
Cash and cash equivalents, beginning of period	18,177,250	8,596,008
Cash and cash equivalents, end of period	$5,033,328	$12,634,671

Supplemental disclosure of cash flow information:
Distributions declared	$577,291	$248,425
Value of shares issued from distribution reinvestment program	$266,849	$73,018
Commissions and other offering costs accrued but not paid	$161,024	$1,047,333
Subscription receivable	$(159,194)	$483,245

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

The Company is offering to sell a maximum of 51,000,000 shares of common stock, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock. The initial public offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, the Company’s Board of Directors approved an extension of the offering of up to 51,000,000 primary shares and up to 6,500,000 shares pursuant to our distribution reinvestment program until the earlier of (i) the sale of all 57,500,000 shares or (ii) February 17, 2012. The Company also reserves the right to reallocate the shares of common stock registered in its offering between the primary offering and the distribution reinvestment program.

Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of The Lightstone Group (the “Sponsor”), is serving as the dealer manager of the Company’s primary offering. On November 12, 2010, the Company and the Dealer Manager, entered into a wholesaling agreement with ICON Securities Corp. (“ICON Securities”) pursuant to which ICON Securities will serve as the Company’s wholesaler. In addition, the Dealer Manager has agreed to assign to ICON Securities the Dealer Management Agreement between the Company and the Dealer Manager at such time as ICON Securities receives a no objections letter for the Financial Industry Regulatory Authority, Inc., or FINRA.

Our Sponsor and ICON Capital Corp. (“ICON Capital”), an affiliate of ICON Securities, have entered into a joint venture with respect to our management. Pursuant to the joint venture, ICON Capital has been admitted as a member to Lightstone Value Plus REIT II, LLC (the “Advisor”), the advisor to the Company, and Lightstone SLP II LLC, the holder of the subordinated profits interests in the Operating Partnership, which is majority owned by the Sponsor.

The Company issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through March 31, 2011, cumulative gross offering proceeds of $35.9 million were released to the Company. The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at March 31, 2011 in the Operating Partnership’s common units.

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

Lightstone SLP II LLC, which is majority owned and controlled by our Sponsor will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in subscriptions up to ten percent of our primary offering proceeds on a semi-annual basis. Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the subordinated profits interests, if any, will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and other offering costs. In order to fulfill its commitment to purchase subordinated profits interests during 2010, on June 30, 2010 and December 29, 2010, Lightstone SLP II LLC purchased 25 and 8 subordinated profits interests, respectively, valued at $2.5 million and $0.8 million, respectively, by contributing a 26.25% interest and an 8.163% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2011, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure of pro forma information for business combinations that occurred in the current reporting period. The required disclosures include pro forma revenue and earnings of the combined entity as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective prospectively for business combinations in which the acquisition date is on or after the first day of the annual period beginning on or after December 15, 2010. The adoption of this guidance had no impact on the consolidated financial statements but could result in the Company providing additional annual pro forma disclosures for significant business combinations that occur subsequent to December 31, 2010, if applicable.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Investments in Unconsolidated Affiliated Real Estate Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated real estate entities is as follows:

			As of
Real Estate Entity	Date of Ownership	Ownership %	March 31, 2011	December 31, 2010
Brownmill LLC ("Brownmill")	Various 2010	34.413%	$3,096,259	$3,134,850
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	20.000%	$1,918,016	$-
Total investments in unconsolidated affiliated real estate entities			$5,014,275	$3,134,850

Brownmill

On June 30, 2010 and December 29, 2010, our Sponsor contributed to our Operating Partnership a 26.25% membership and an 8.163% membership interest, respectively, in Brownmill in order to satisfy its obligation to purchase subordinated profit interests effective as of April 1, 2010 and October 1, 2010, respectively. Our 34.413% aggregate interest in Brownmill is a non-managing interest. An affiliate of our Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our on investment in Brownmill in accordance with the equity method of accounting.  The Company commenced allocating its portion of profit and cash distributions (i) beginning as of April 1, 2010 with respect to the initial membership interest of 26.25% and (ii) beginning October 1, 2010 with respect to the additional membership interest of 8.163%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Because the Company recorded its investment in Brownmill in accordance with the equity method of accounting, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the interests in Brownmill, the Company did not incur any transactions fees.  The capitalization rate for the Brownmill contributions during 2010 was 7.3%.  We calculate the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

Brownmill Financial Information

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

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

Three Months Ended March 31, 2011
Revenue	$1,014,885

Property operating expenses	458,705
Depreciation and amortization	184,483
Operating income	371,697

Interest expense and other, net	(294,237)
Net income	$77,460
Company's share of net income	$26,656
Additional depreciation and amortization expense (1)	(65,247)
Company's loss from investment	$(38,591)

1)           Additional depreciation and amortization expense relates to the amortization of the difference between the cost of our investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheet for Brownmill:

	As of	As of
	March 31, 2011	December 31, 2010
	(unaudited)

Real estate, at cost (net)	$17,824,172	$17,996,589
Cash and restricted cash	568,851	559,053
Other assets	1,762,332	1,814,612
Total assets	$20,155,355	$20,370,254

Mortgage payable	$21,895,771	$22,000,524
Other liabilities	645,522	833,128
Members' deficiency	(2,385,938)	(2,463,398)
Total liabilities and members' deficiency	$20,155,355	$20,370,254

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

CP Boston Joint Venture

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

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”), through their respective operating partnerships, the opportunity to purchase, at cost, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which will acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT I’s Board of Directors approved 20% and 80% participations, respectively, in the CP Boston Joint Venture.

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and the Company’s share of the aggregate purchase price was approximately $2.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 0.95% of the acquisition price, or approximately $19,000. The Company’s portion of the acquisition was funded with cash proceeds from the sale of its common stock.

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

The Seller was not affiliated with the Company or its affiliates.

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%.  We calculate the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

Our interest in the CP Boston Joint Venture is a non-managing interest.  All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage.  We account for our ownership interest in the CP Boston Joint Venture in accordance with the equity method of accounting.  We commenced allocating our portion of profit and cash distributions beginning as of March 21, 2010 with respect to our membership interest of 20%.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

CP Boston Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the period indicated (based on a preliminary estimate of the purchase price allocation):

March 21, 2011 through March 31, 2011
Revenue	$340,266

Property operating expenses	899,511

Operating income	(559,245)

Other, net	44
Net loss	$(559,201)
Company's share of net loss	$(111,840)

The following table represents the unaudited condensed balance sheet for CP Boston Joint Venture (based on a preliminary estimate of the purchase price allocation):

As of
March 31, 2011

Real estate, at cost (net)	$6,577,350
Intangible assets	1,508,065
Cash and restricted cash	779,054
Other assets	2,801,026
Total assets	$11,665,495

Accounts payable and accrued expenses	$1,681,143
Other liabilities	489,783
Members' Capital	9,494,569
Total liabilities and members' deficiency	$11,665,495

3.	Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011.  The Company had no investment property as of December 31, 2010.  Investment property consists of the following:

As of
March 31, 2011

Land	$2,142,493
Buildings and improvements	8,775,143
Total land, buildings and improvements	10,917,636
Furniture, fixtures and equipment	533,333
Investment property at cost	11,450,969
Less - Accumulated depreciations	49,528
Investment property at cost, net	$11,401,441
Construction in progress included above	$156,852

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

4.	Acquisition of a TownePlace Suites Hotel

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture subsidiary of our Operating Partnership, completed the acquisition of a 95% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (“TownePlace Suites Hotel”) from Citrus Suites, LLC (the “Seller”). The remaining 5% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the three months ended March 31, 2011, TPS Metairie contributed $0.7 million to LVP Metairie JV.  The TownePlace Suites Hotel, which has immediate access to the New Orleans Airport, will operate as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (“Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Seller is not affiliated with the Company or its subsidiaries.

The aggregate purchase price for the TownePlace Suites Hotel was approximately $12.2 million, inclusive of closing and other transaction-related costs. Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee of $0.1 million which was equal to 0.95% of the Company’s proportionate share of the total contract price of $12.0 million which equaled $11.4 million. The acquisition was funded with cash proceeds from the sale of the Company’s common stock.

The Company has established a taxable REIT subsidiary, LVP Metairie Holding Corp. (“LVP Metairie Holding”), which has entered into an operating lease agreement for the TownePlace Suites Hotel. LVP Metairie Holding has also entered into management agreement (the “TownePlace Suites Management Agreement”) with Trans Inns Management, Inc., an unrelated third party, for the management of the TownePlace Suites Hotel, and the Franchise Agreement with Marriott.  The Towne Place Suites Management Agreement, which has an initial term of one-year commencing on January 19, 2011, provides for (i) monthly base management fees equal to 3% of gross revenues, as defined and (ii) certain incentive fees.  The TownePlace Suites Management Agreement provides for nine additional one-year extensions and may be terminated by either party with no less than 90-days written notice, by either party, in advance of the anniversary date.

The capitalization rate for the acquisition of the TownePlace Suites during 2011 was 10.7%.  We calculate the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company’s interest in TownePlace Suites is a managing interest. Generally, quarterly distributions from TownePlace Suites will be made, beginning on May 10, 2011, (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12% is achieved on their invested capital and (ii) thereafter, 85% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, we have consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The allocation of purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing.  Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition.

Approximately $2.2 million was allocated to land, $8.6 million was allocated to building and improvements, $0.5 million was allocated to furniture and fixtures and $0.7 million was allocated to finite lived intangibles with a life of 25 years.  The finite lived intangibles are included in prepaid expenses and other assets on the consolidated balance sheets.  Amortization expense for the finite lived intangibles was approximately $5,000 for the quarter ended March 31, 2011.  Based solely on the finite lived intangibles acquired from the TownePlace Suites Hotel acquisition, amortization expense is estimated to be approximately $21,000 for the remainder of 2011 and approximately $28,000 per year for each year for the next five years.

For the three months ended March 31, 2011 approximately $0.7 million of revenue and a net loss of approximately $30,000 are included in net loss on the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition.

The following table provides unaudited pro forma results of operations for the periods indicated, as if TownePlace Suites had been acquired at the beginning of each period presented.   Such pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Pro forma net revenue	$879,502	$804,902
Pro forma net loss	$(691,495)	$(65,161)
Pro forma earnings per share	$(0.19)	$(0.02)

5.	Option Agreement to Acquire an Interest in Festival Bay Mall

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

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. Although the option may be exercised immediately, if it is exercised in whole or in part before the Transfer Date, the closing on the acquisition of the applicable membership interests in A.S. Holdings will occur within 10 business days after the Transfer Date. The Company has not exercised its option, in whole or in part, as of the date of this filing.  There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10% ownership interest in Festival Bay Mall.

The Property, which opened in 2003, consists of an approximately 751,000 square foot enclosed mall situated on 139 acres of land located at 5250 International Drive in Orlando close to the convergence of I-4 and the Florida Turnpike. The Property was built as a hybrid retail center with entertainment, destination retail and traditional in-line mall tenants.  Concurrent with the closing of the acquisition, management of the Property was assumed by Paragon Retail Property Management LLC (“Paragon”), an affiliate of the Company’s sponsor. Paragon is currently evaluating redevelopment opportunities for the Property.

6.	Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred.  Any organizational costs are accounted for as general and administrative costs. For the three months ended March 31, 2011 and 2010, the Company incurred approximately $0.2 million and $0.6 million, respectively, in selling commissions and dealer manager fees and $0.2 million and $0.4 million, respectively, of other offering costs.  Since commencement of its initial public offering through March 31, 2011, the Company has incurred approximately $3.2 million in selling commissions and dealer manager fees and $3.7 million of other offering costs.

7.	Subscription Receivable

As of March 31, 2011 and December 31, 2010, the Company recorded a subscription receivable of $0.2 million and $0.4 million, respectively, as a reduction in the Company’s equity on the consolidated balance sheets.   The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Acquisition fees	$127,402	$-
Asset management fees	58,839	4,014

Total	$186,241	$4,014

At both March 31, 2011 and December 31, 2010, $0.1 million was due to our Sponsor for unpaid asset management fees.  As of March 31, 2011, the Company owns a 34.413% membership interest in Brownmill and a 20% interest in the CP Boston Joint Venture.  Affiliates of the Company’s Sponsor are the majority owners and managers of Brownmill and the CP Boston Joint Venture.

9.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximates the fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

10.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

11.	Subsequent Events

Distribution Payment

On April 15, 2011, the distribution for the three-month period ending March 31, 2011 was paid in full  using a combination of cash (approximately $0.3 million) and 30,266 shares (approximately $0.3 million) of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.   We used proceeds from our offering of common stock to fund the cash portion of our distributions.

Distribution Declaration

On May 13, 2011, our Board of Directors declared a distribution for the three-month period ending June 30, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2011 to shareholders of record as of June 30, 2011.  The shareholders have an option to elect the receipt of shares under our distributions reinvestment program.

Participation in a Joint Venture Acquisition of a Second Mortgage Loan

On April 12, 2011, LVP Rego Park, LLC, a joint venture in which the Company and Lightstone REIT I have 10% and 90%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party.  The purchase price reflects a discount of approximately $4.4 million to the outstanding principal balance.  The Company’s share of the aggregate purchase price was approximately $1.5 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 0.95% of its portion of the acquisition price, or approximately $14,000. The Company’s portion of the acquisition was funded with cash.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 30. 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears an interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments.  It is expected that the aforementioned discount will be amortized using the effective interest rate method through maturity.

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

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of up to 51,000,000 common shares for $10 per share, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering was declared effective under the Securities Act of 1933 on February 17, 2009.  The offering commenced on April 24, 2009 and will continue until the earlier of (i) we achieve the maximum offering or (ii) February 17, 2012. We are dependent upon the net proceeds from the offering to conduct our proposed activities.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2011	Annualized Revenues based on rents at March 31, 2011

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,002	88%	$2.7 million

Hospitality			Year to Date	Percentage Occupied for the Period Ended	Revenue per Available Room through
	Location	Year Built	Available Rooms	March 31, 2011	March 31, 2011
Wholly-Owned Hospitality Property:
Towne Place Suites	Harahan, Louisiana	2000	9,000	73%	$75

Unconsolidated Affiliated Hospitality Real Estate Entity:

LVP CP Boston, LLC	Danvers, Massachusetts	1978	4,053	38%	$34

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.

For the Three Months Ended March 31, 2011 vs. March 31, 2010

Consolidated

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	$ Change
Rental revenue	$693,829	$-	$693,829

Property operating expenses	311,627	-	311,627
Real estate taxes	26,185	-	26,185
General and administrative costs	710,054	151,252	558,802
Depreciation and amortization	54,778	-	54,778
Total operating expenses	1,102,644	151,252	951,392
Operating loss	(408,815)	(151,252)	(257,563)

Operating Loss

The increase in rental revenue, property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and the resulting operating loss is attributable to the TownePlace Suites Hotel, which was acquired on January 19, 2011.  The Company had no investment property with operating results for the three months ended March 31, 2010.

Interest Income

Interest income was $9,151 for the three months ended March 31, 2011 compared to $55,715 for the same period in 2010. Our interest income in the 2010 period was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from Investments in Unconsolidated Affiliated Real Estate Entities

Our loss from investments in unconsolidated affiliated real estate entities for the three months ended March 31, 2011 was $150,431 compared to zero during the three months ended March 31, 2010. Our loss from investments in unconsolidated affiliated real estate entities in the 2011 period are attributable to our investments in (i) Brownmill (26.25% and 8.163% interests acquired effective April 1, 2010 and October 1, 2010, respectively) and (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011), which we account for under the equity method of accounting. We did not own any investments in unconsolidated affiliated real estate entities during the three months ended March 31, 2010.

Noncontrolling interests

The loss allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2011, our primary source of funds was from $1.9 million proceeds from our public offering, net of commissions and offering costs paid during the period. We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Acquisition fees	$127,402	$-
Asset management fees	58,839	4,014
Total	$186,241	$4,014

In addition, total selling commissions and dealer fees incurred during the three ended March 31, 2011 and 2010 were $0.2 million and $0.6 million, respectively.

Summary of Cash Flows

 The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2011	2010

Cash flows used in operating activities	$(931,563)	$(356,394)
Cash flows used in investing activities	(14,177,283)	-
Cash flows provided by financing activities	1,964,924	4,395,057
Net change in cash and cash equivalents	(13,143,922)	4,038,663
Cash and cash equivalents, beginning of the period	18,177,250	8,596,008
Cash and cash equivalents, end of the period	$5,033,328	$12,634,671

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

Operating activities

During the three months ended March 31, 2011, net cash used in operating activities was $0.9 million compared to $0.4 million for three months ended March 31, 2010.  The net cash used in operating activities during the 2011 period primarily related to our net loss of $0.5 million offset by non cash expenses of $0.2 million and the increase in prepaid expenses and other assets as well as the decrease in accounts payable and other accrued expenses of approximately $0.8 million.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2011 was $14.2 million compared to zero during the three months ended March 31, 2010.  The net cash used in investing activities during the 2011 period reflects our purchase of a TownePlace Suites Hotel for $12.2 million as well as our purchase of a 20% interest in CP Boston for $2.0 million.

Financing activities

Net cash provided by financing activities was $2.0 million during the three months ended March 31, 2011 compared to $4.4 million during the three months ended March 31, 2010.  The net cash provided by financing activities during the 2011 period primarily consists of proceeds from the issuance of our common stock of $2.2 million and a contribution from the non-controlling interest of approximately $0.7 million partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $0.4 million and distributions to common stockholders of $0.3 million.

CP Boston Property Improvements

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

Contractual Obligations

None

Funds from Operations and Modified Funds from Operations

In addition to measurements defined by GAAP, our management also considers funds from operations (“FFO”) and modified funds from operations (“MFFO”), each as described below, as supplemental measures of our performance. We present FFO and MFFO because we consider them important supplemental measures of our operating performance and believe they are frequently used by investors and other interested parties in the evaluation of REITS, many of which present FFO and MFFO when reporting their results.

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non- operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of our Offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplements measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding straight-line rental revenue, gain on sale of unconsolidated real estate entity and acquisition-related costs expensed. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. MFFO may provide investors with a useful indication of our future performance and the sustainability of our current distribution policy upon completion of the acquisition period. However, because MFFO excludes the effects of acquisition costs, which are an important component in the analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

Our calculation of MFFO will exclude the following items and as a result will have the following limitations with its use as compared to net income/(loss):

•
Other non-cash charges not related to the operating performance or our properties. Straight-line rent adjustment, gain on sale of unconsolidated real estate entity and other non-cash charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. Although these charges will be included in the calculation, and result in an increase or decrease, of net income (loss), these charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on events not related to our core operations. However, the exclusion of impairments limits the usefulness of MFFO as a historical operating performance measure since an impairment indicates that the property’s operating performance has been permanently affected.

•
Organizational and offering expenses and acquisition expenses payable to our Advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

The calculation of FFO and MFFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other non-traded REITs. FFO and MFFO have significant limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. FFO and MFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO and MFFO does not represent cash generated from operating activities determined in accordance with GAAP and are not measures of liquidity and should be considered in conjunction with reported net income and cash flows from operations computed in accordance with GAAP, as presented in our consolidated financial statements.

Accordingly, we believe that FFO is helpful to our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to investors, other interested parties and our management as a measure of operating performance because it excludes charges that management considers more reflective of investing activities or non-operating valuation changes. By providing FFO and MFFO, we present supplemental information that reflects how our management analyzes our long-term operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not be affected by impairments or acquisition activities.

We believe that presenting FFO and MFFO is useful to and will benefit investors and other interested parties by (i) enhancing the ability of the financial community to analyze and compare our operating performance over time through the developing stages of our operations and among other non-traded REITs; (ii) enhance transparency and public confidence in the quality and consistency of our reported results; and (iii) provide standardized information for the evaluation by investors of our operating performance consistent with how our management, advisor and board of directors judge our operating performance and determine operating, financing and distribution policies.

Our calculation of FFO and MFFO may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

Below is a reconciliation of net loss to FFO and MFFO for the periods indicated:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(545,502)	$(95,537)
FFO adjustments:
Depreciation and amortization of real estate assets	54,778	-
Equity in depreciation and amortization for unconsolidated affiliated real estate entities	126,214	-
FFO	(364,510)	(95,537)
MFFO adjustments:
Noncash adjustment:
Straight-line rent adjustment for unconsolidated affiliated real estate entities	(7,772)	-
Other adjustment:
Acquisition costs expensed	378,568	-
MFFO	$6,286	$(95,537)

Net loss	$(545,502)	$(95,537)
Less: loss attributable to noncontrolling interests	1,605	10
Net loss applicable to company's common shares	$(543,897)	$(95,527)
Net loss per common share, basic and diluted	$(0.15)	$(0.06)

FFO	$(364,510)	$(95,537)
Less: FFO attributable to noncontrolling interests	(1,144)	10
FFO attributable to company's common shares	$(365,654)	$(95,527)
FFO per common share, basic and diluted	$(0.10)	$(0.06)

MFFO	$6,286	$(95,537)
Less: MFFO attributable to noncontrolling interests	(17,908)	10
MFFO attributable to company's common shares	$(11,622)	$(95,527)

Weighted average number of common shares outstanding, basic and diluted	3,598,484	1,639,055

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
March 31, 2011

FFO	$(1,004,316)
Distributions	$2,365,881

Sources of Distribution

 On March 4, 2011, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2011 in the amount of $0.00178082191  per share per day payable to stockholders of record on the close of business each day during the quarter, which was paid on April 15, 2011.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distributions declared for the periods indicated.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

	Quarter ended	Quarter ended
	March 31, 2011	March 31, 2010

Distribution period:	Q1 2011	Q1 2010

Date distribution declared	March 4, 2011	March 23, 2010

Date distribution paid	April 15, 2011	April 15, 2010

Distributions Paid	$289,765	$122,366
Distributions Reinvested	287,526	126,056
Total Distributions	$577,291	$248,422

Information Regarding Dilution

In connection with this ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011, our net tangible book value per share was $8.05. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at March 31, 2011 was $10.00.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2011 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2011, we did not have any derivative agreements outstanding.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for local, regional and national economic conditions and changes in the creditworthiness of tenants. All of these factors may also affect our ability to refinance our debt if necessary.

ITEM 4. CONTROLS AND PROCEDURES.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2011, there were no such material developments.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through March 31, 2011, cumulative gross offering proceeds of $35.9 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at March 31, 2011 in the Operating Partnership’s common units.

Lightstone SLP II LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit for each $1,000,000 in subscriptions up to ten percent of the offering proceeds.  Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.  In order to fulfill its commitment to purchase subordinated profits interests during 2010, on June 30, 2010 and December 29, 2010, Lightstone SLP II LLC purchased 25 and 8 subordinated profits interests, respectively, valued at $2.5 million and $0.8 million, respectively, by contributing a 26.25% interest and an 8.163% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC).
.
We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from inception through March 31, 2011 in connection with the issuance and distribution of the registered securities.

Type of Expense:
Underwriting discounts and commissions	$3,218,078
Other expenses incurred to be paid non-affiliates	3,688,763
Total offering expenses incurred through March 31, 2011	$6,906,841

As of March 31, 2011, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 19% of total proceeds.  As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of  approximately 10% of offering proceeds.  As we sell more shares, this percentage will decline over time.

Cumulatively through March 31, 2011, we have used the net offering proceeds received of $29.0 million, after deduction of offering expenses paid since inception of $6.9 million, as follows:

Purchase of real estate interests	$14,236,708
Purchase of mortgage loan	7,857,000
Cash and cash equivalents (as of March 31, 2011)	5,033,328
Subscriptions Receivable (as of March 31, 2011)	206,858
Fund cash distributions	917,009
Other uses (primarily timing of payables)	743,309

Total uses	$28,994,212

As of May 5, 2011, we have sold 3,627,044 shares at an aggregate of price of approximately $36.2 million.  In addition, we have sold approximately 121,377 shares at an aggregate price of approximately $1.2 million under our Distribution Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 13, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)