Form 10-Q
period 2011-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-08-15
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐  No ☒

As of August 3, 2011, there were approximately 4.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
Assets	(Unaudited)

Investment property, at cost	$11,571	$-
Less accumulated depreciation	(124)	-
Net investment property	11,447	-

Investments in unconsolidated affiliated entities	6,453	3,135
Cash and cash equivalents	5,770	18,177
Restricted escrow	1,348	1,053
Mortgage loan receivable, net	7,029	7,089
Prepaid expenses and other assets	985	81
Total Assets	$33,032	$29,535

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,016	$687
Due to sponsor	63	84
Distributions payable	620	543
Total liabilities	1,699	1,314
Commitments and contingencies (Note 11)
Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 3,960 and 3,467 shares issued and outstanding in 2011 and 2010, respectively	40	35
Additional paid-in-capital	31,782	28,067
Subscription receivable	(238)	(366)
Accumulated distributions in excess of net earnings	(4,463)	(2,817)
Total Company stockholders' equity	27,121	24,919

Noncontrolling interests	4,212	3,302

Total Stockholders' Equity	31,333	28,221
Total Liabilities and Stockholders' Equity	$33,032	$29,535

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Rental revenue	$934	$-	$1,628	$-

Expenses:
Property operating expenses	432	-	744	-
Real estate taxes	33	-	59	-
General and administrative costs	329	242	1,039	394
Depreciation and amortization	82	-	137	-
Total operating expenses	876	242	1,979	394

Operating income/(loss)	58	(242)	(351)	(394)

Interest and other income	259	87	272	143
Loss from investments in unconsolidated
affiliated entities	(209)	(52)	(359)	(52)

Net income/(loss)	108	(207)	(438)	(303)
Less: net income attributable to
noncontrolling interests	(15)	-	(13)	-
Net income/(loss) attributable to
Company's common shares	$93	$(207)	$(451)	$(303)

Net income/(loss) per Company's
common share, basic and diluted	$0.02	$(0.09)	$(0.12)	$(0.15)

Weighted average number of common
shares outstanding, basic and diluted	3,820	2,277	3,710	1,960

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in thousands) (Unaudited)

	Preferred Shares		Common Shares				Accumulated	Total
					Additional		Distributions in	Company	Total
	Preferred		Common		Paid-In	Subscription	Excess of Net	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	Equity	Interests	Equity
BALANCE, December 31, 2010	-	$-	3,467	$35	$28,067	$(366)	$(2,817)	$24,919	$3,302		$28,221

Comprehensive loss:
Net (loss) income	-	-	-	-	-	-	(451)	(451)	13		(438)
Total comprehensive (loss) income	-	-	-	-	-	-	(451)	(451)	13		(438)

Distributions declared	-	-	-	-	-	-	(1,195)	(1,195)	-		(1,195)
Contribution by noncontrolling interest	-	-	-	-	-	-	-	-	897		897
Proceeds from offering	-	-	467	5	4,642	128	-	4,775	-		4,775
Selling commissions and dealer manager fees	-	-	-	-	(474)	-	-	(474)	-		(474)
Other offering costs	-	-	-	-	(721)	-	-	(721)	-		(721)
Redemption and cancellation of shares	-	-	(32)	(1)	(286)	-	-	(287)	-		(287)
Shares issued from distribution reinvestment program	-	-	58	1	554	-	-	555	-		555
BALANCE, June 30, 2011	-	$-	3,960	$40	$31,782	$(238)	$(4,463)	$27,121	$4,212		$31,333

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438)	$(303)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss from investments in unconsolidated affiliated entities	359	52
Depreciation and amortization	137	-
Changes in assets and liabilities:
Increase in restricted escrow	(311)	-
Increase in prepaid expenses and other assets	(161)	(291)
Increase (decrease) in accounts payable and other accrued expenses	59	(104)
Decrease in due to sponsor	(21)	(18)
Net cash used in operating activities	(376)	(664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,327)	-
Purchase of investments in unconsolidated affiliated entities	(3,677)	-
Collections on mortgage loan receivable	60	-
Purchase of mortgage loan receivable	-	(7,857)
Net cash used in investing activities	(15,944)	(7,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from sponsor	-	181
Proceeds from issuance of common stock	4,775	13,496
Payment of commissions and offering costs	(908)	(3,631)
Contribution of non-controlling interests	897	-
Redemption and cancellation of common shares	(287)	-
Distributions to common stockholders	(564)	(206)
Net cash provided by financing activities	3,913	9,840

Net change in cash and cash equivalents	(12,407)	1,319
Cash and cash equivalents, beginning of period	18,177	8,596
Cash and cash equivalents, end of period	$5,770	$9,915

Supplemental disclosure of cash flow information:
Distributions declared	$1,195	$248
Value of shares issued from distribution reinvestment program	$555	$199
Commissions and other offering costs accrued but not paid	$409	$1,006
Subscription receivable	$(128)	$323

Investment in real estate entity in exchange for issuance of subordinated profit interests	$-	$2,500
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$-	$338

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

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

The Company is offering to sell a maximum of 51,000,000 shares of common stock, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan, 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock. The initial public offering was originally set to expire on February 17, 2011.  However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, the Company’s Board of Directors approved an extension of the offering of up to 51,000,000 primary shares and up to 6,500,000 shares pursuant to its distribution reinvestment program until the earlier of (i) the sale of all 57,500,000 shares or (ii) February 17, 2012.  The Company also reserves the right to reallocate the shares of common stock registered in its offering between the primary offering and the distribution reinvestment program.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager of the Company’s primary offering pursuant to an Assignment and Amendment of Dealer Manager Agreement (the “Assignment and Amendment”).  Pursuant to the Assignment and Amendment, ICON Securities was assigned the Dealer Manager Agreement between Lightstone Securities LLC ("Lightstone Securities”) and the Company dated February 17, 2009 and assumes all of Lightstone Securities’ rights and obligations thereunder from and after the effective date of the Assignment and Amendment.  Prior to July 8, 2011, Lightstone Securities served as the dealer manager for the Company’s primary offering.  All further references to the dealer manager will be deemed to refer to either Lightstone Securities or ICON Securities during the respective period of time that each was serving in such capacity. As of July 8, 2011, upon the effectiveness of the Assignment and Amendment, the Wholesaling Agreement between the Company, Lightstone Securities LLC and ICON Securities, dated as of November 11, 2010 was terminated.

Our Sponsor and ICON Capital Corp. (“ICON Capital”), an affiliate of ICON Securities, have entered into a joint venture with respect to its management.  Pursuant to the joint venture, ICON Capital has been admitted as a member to Lightstone Value Plus REIT II, LLC (the “Advisor”), the advisor to the Company, and Lightstone SLP II LLC, the holder of the subordinated profits interests in the Operating Partnership, which is majority owned by the Sponsor.

The Company issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through June 30, 2011, cumulative gross offering proceeds of $38.5 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at June 30, 2011 in the Operating Partnership’s common units.

Noncontrolling Interests – Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is majority owned and controlled by its Sponsor will purchase subordinated general partner participation units (“subordinated profits interests”) in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of its primary offering proceeds on a semi-annual basis.  Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests, if any, will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and other offering costs.  In order to fulfill its semi-annual commitment to purchase subordinated profits interests during the first half of 2011, Lightstone SLP II LLC purchased 2 subordinated profit interests for $0.2 million during the second quarter.  In order to fulfill its commitment to purchase subordinated profits interests during 2010, on June 30, 2010 and December 29, 2010, Lightstone SLP II LLC purchased 25 and 8 subordinated profits interests, respectively, valued at $2.5 million and $0.8 million, respectively, by contributing a 26.25% interest and an 8.163% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2011, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued amended guidance for measuring fair value and required disclosure information about such measures, which will be effective for the Company beginning January 1, 2012, and applied prospectively. The amended guidance requires an entity to disclose all transfers between Level 1 and Level 2 of the fair value hierarchy as well as provide quantitative and qualitative disclosures related to Level 3 fair value measurements. Additionally, the amended guidance requires an entity to disclose the fair value hierarchy level which was used to determine the fair value of financial instruments that are not measured at fair value, but for which fair value information must be disclosed. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

3. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company.  The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
		Ownership
Entity	Date of Ownership	%	June 30, 2011	December 31, 2010
Brownmill LLC ("Brownmill")	Various 2010	34.413%	$3,064	$3,135
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	20.000%	$1,828	$-
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.000%	$1,561	$-

Total investments in unconsolidated affiliated entities			$6,453	$3,135

Brownmill

On June 30, 2010 and December 29, 2010, the Company’s Sponsor contributed a 26.25% membership and an 8.163% membership interest, respectively, in Brownmill, to its Operating Partnership, in order to satisfy its obligation to purchase subordinated profit interests effective as of April 1, 2010 and October 1, 2010, respectively. Our 34.413% aggregate interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting.  The Company commenced allocating its portion of profit and cash distributions (i) beginning as of April 1, 2010 with respect to the initial membership interest of 26.25% and (ii) beginning October 1, 2010 with respect to the additional membership interest of 8.163%. Because the Company recorded its investment in Brownmill in accordance with the equity method of accounting, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the interests in Brownmill, the Company did not incur any transactions fees.  The capitalization rate for the Brownmill contributions during 2010 was 7.3%.  The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

			For the Six
	For the Three Months Ended		Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011
Revenue	$923	$900	$1,938
Property operating expenses	298	361	757
Depreciation and amortization	213	218	397
Operating income	412	321	784
Interest expense and other, net	(289)	(305)	(583)
Net income	123	16	201
Company's share of net income	$42	$4	$69
Additional depreciation and amortization expense (1)	(75)	(56)	(140)
Company's loss from investment	$(33)	$(52)	$(71)

1)
Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheet for Brownmill:

	As of	As of
	June 30, 2011	December 31, 2010
Investment property, at cost (net)	$17,674	$17,997
Cash and restricted cash	767	559
Other assets	1,655	1,815
Total assets	$20,096	$20,371

Mortgage payable	$21,796	$22,001
Other liabilities	562	833
Members' deficiency	(2,262)	(2,463)
Total liabilities and members' deficiency	$20,096	$20,371

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

On March 4, 2011, the Buyer offered the Company and its other sponsored public program, the Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”), through their respective operating partnerships, the opportunity to purchase, at cost, which approximates fair value, joint venture ownership interests in LVP CP Boston Holdings, LLC (“the CP Boston Joint Venture”) which was to acquire the CP Boston Property through LVP CP Boston, LLC (“LVP CP Boston”), a wholly owned subsidiary, subject to the Buyer obtaining the Seller’s consent which was obtained on March 21, 2011. The Company’s Board of Directors and Lightstone REIT I’s Board of Directors approved 20% and 80% participations, respectively, in the CP Boston Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

On March 21, 2011, the CP Boston Joint Venture closed on the acquisition of the CP Boston Property and the Company’s share of the aggregate purchase price was approximately $2.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 0.95% of the acquisition price, or approximately $19. The Company’s portion of the acquisition was funded with cash proceeds from the sale of its common stock.  During the second quarter, management of the CP Boston Property decided to rebrand the hotel property and incurred a franchise cancellation fee of approximately $1.2 million (of which approximately $240 is the Company’s proportionate share and is included in loss from investments in unconsolidated affiliated entities).

The CP Boston Joint Venture established a taxable subsidiary, LVP CP Boston Holding Corp., which has entered into an operating lease agreement for the CP Boston Property.

The Seller was not affiliated with the Company or its affiliates.

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%.  The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

Our interest in the CP Boston Joint Venture is a non-managing interest.  All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage.  The Company accounts for its ownership interest in the CP Boston Joint Venture in accordance with the equity method of accounting.  The Company commenced allocating its portion of profit and cash distributions beginning as of March 21, 2011 with respect to its membership interest of 20%.  During the second quarter, the Company made an additional capital contribution of the CP Boston Joint Venture of $0.1 million.

CP Boston Joint Venture Financial Information

The allocation of purchase price by the CP Boston Joint Venture is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing.  Any changes in the estimated fair values of the net assets recorded for these acquisitions prior to the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition.

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the period indicated (based on a preliminary estimate of the purchase price allocation):

	Three Months	March 21, 2011
	Ended	through
	June 30, 2011	June 30, 2011
Revenue	$3,875	$4,215
Property operating expenses	3,584	4,483
Franchise cancellation expense	1,234	1,234
Depreciation and amortization	144	144
Operating loss	(1,087)	(1,646)
Other expense	(2)	(2)
Net loss	$(1,089)	$(1,648)
Company's share of net loss	$(217)	$(329)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

The following table represents the unaudited condensed balance sheet for CP Boston Joint Venture (based on a preliminary estimate of the purchase price allocation):

As of
June 30, 2011

Investment property, at cost (net)	$8,535
Intangible assets	1,470
Cash and restricted cash	1,435
Other assets	731
Total assets	$12,171

Accounts payable and accrued expenses
Other liabilities	3,150
Members' capital	9,021
Total liabilities and members' capital	$12,171

Rego Park Joint Venture

On April 12, 2011, LVP Rego Park, LLC, (“the Rego Park Joint Venture”) a joint venture in which the Company and Lightstone REIT I have 10% and 90%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party.  The purchase price reflects a discount of approximately $4.4 million to the outstanding principal balance.  The Company’s share of the aggregate purchase price was approximately $1.5 million. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 0.95% of its portion of the acquisition price, or approximately $14. The Company’s portion of the acquisition was funded with cash.

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments.  The Rego Park Joint Venture is amortizing the discount using the effective interest rate method through maturity.

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the period indicated:

April 12, 2011
through
June 30, 2011
Operating expenses	$202
Operating loss	(202)
Interest income	612
Net income	$410
Company's share of net income	$41

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

The following table represents the unaudited condensed balance sheet for Rego Park Joint Venture:

As of
June 30, 2011

Cash and restricted cash	$243
Mortgage note receivable, net	15,290
Total assets	$15,533

Other liabilities	$73
Members' capital	15,460
Total liabilities and members' capital	$15,533

3. Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011.  The Company had no investment property as of December 31, 2010.  Investment property consists of the following:

As of
June 30, 2011

Land	$2,143
Buildings and improvements	8,895
Total land, buildings and improvements	11,038
Furniture, fixtures and equipment	533
Investment property at cost	11,571
Less - Accumulated depreciation	124
Investment property at cost, net	$11,447
Construction in progress included above	$277

4. Mortgage Loan Receivable and Restricted Escrow

On June 29, 2010, the Company purchased a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) for $7.9 million.  The Loan was originated by the Seller in August 2007 with an original principal balance of $18.7 million, and is collateralized by a 141-room limited service hotel located in East Rutherford, NJ. The hotel is currently operating under a Marriott Franchise Agreement as a Fairfield Inn. The Loan was scheduled to mature in September 2017 under its original term, and has been in default since February 2009.

The Company initially recorded the Loan as a mortgage loan receivable at $7.9 million, net of a discount of $10.8 million, on its consolidated balance sheet. As the Loan is in default, the Company was not amortizing the discount as the Company intended to take ownership in the foreseeable future through foreclosure or negotiate a transfer of ownership with the existing borrower.

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying  the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition).  On April 1, 2011, the Company determined that it was no longer probable that they would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash was applied to outstanding principal.  During the three months ended June 30, 2011 the Company recognized approximately $0.3 million of interest income.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

5.	Acquisition of a TownePlace Suites Hotel

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture subsidiary of its Operating Partnership, completed the acquisition of a 95% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (“TownePlace Suites Hotel”) from Citrus Suites, LLC (the “Seller”). The remaining 5% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the three months ended March 31, 2011, TPS Metairie contributed $0.7 million to LVP Metairie JV.  The TownePlace Suites Hotel, which has immediate access to the New Orleans Airport, will operate as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (“Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Seller was not affiliated with the Company or its subsidiaries.

The aggregate purchase price for the TownePlace Suites Hotel was approximately $12.2 million, inclusive of closing and other transaction-related costs. Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee of $0.1 million which was equal to 0.95% of the Company’s proportionate share of the total contract price of $12.0 million, or $11.4 million. The acquisition was funded with cash proceeds from the sale of the Company’s common stock.

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

The capitalization rate for the acquisition of the TownePlace Suites during 2011 was 10.7%.  The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs.  For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income of the property based upon then-current projections.  Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

The Company’s interest in TownePlace Suites is a managing interest. Generally, quarterly distributions from TownePlace Suites will be made, beginning on May 10, 2011, (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12% is achieved on their invested capital and (ii) thereafter, 85% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, the Company has consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

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

Approximately $2.1 million was allocated to land, $8.9 million was allocated to building and improvements, $0.5 million was allocated to furniture and fixtures and the remaining $0.7 million was allocated to finite lived intangibles with a life of 25 years.  The finite lived intangibles are included in prepaid expenses and other assets on the consolidated balance sheets.  Amortization expense for the finite lived intangibles was approximately $7 and $12 for the three and six months ended June 30, 2011, respectively.  Based solely on the finite lived intangibles acquired from the TownePlace Suites Hotel acquisition, amortization expense is estimated to be approximately $14 for the remainder of 2011 and approximately $28 per year for each year for the next five years.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

The following table provides the amounts of revenue and  net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition for the periods indicated:

	For the Three Months Ended	For the Six Months Ended
	June 30. 2011
Revenue	$934	$1,629
Net income	$282	$252

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma net revenue	$934	$805	$1,814	$1,610
Pro forma net income/(loss)	$108	$(65)	$(583)	$(130)
Pro forma earnings/(loss) per share	$0.03	$(0.02)	$(0.16)	$(0.05)

6.	Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group and is the sponsor of the Company, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

7.	Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred.  Any organizational costs are accounted for as general and administrative costs.   The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Selling commissions and dealer manager fees	$298	$754	$474	$1,661
Other offering costs	$484	$200	$721	$374

Since commencement of its initial public offering through June 30, 2011, the Company has incurred approximately $4.8 million in selling commissions and dealer manager fees and $2.9 million of other offering costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data and where indicated in millions) (Unaudited)

8.	Subscription Receivable

As of June 30, 2011 and December 31, 2010, the Company recorded a subscription receivable of $238 and $366, respectively, as an adjustment in the Company’s equity on the consolidated balance sheets.   The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

9.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 7), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Acquisition fees	$14	$75	$141	$75
Asset management fees	64	4	123	8
Total	$78	$79	$264	$83

At both June 30, 2011 and December 31, 2010, $0.1 million was due to the Company’s Sponsor for unpaid asset management fees.  As of June 30, 2011, the Company owns a 34.413% membership interest in Brownmill, a 20% interest in the CP Boston Joint Venture and a 10% interest in the Rego Park Joint Venture.  Affiliates of the Company’s Sponsor are the majority owners and managers of these entities.

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

Legal Proceedings

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust, Inc. and the Company seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract.  The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated.  The Company believes this suit to be without merit and will defend the case vigorously.

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, the Company is not a party to any material pending legal proceedings.

12.	Subsequent Events

Distribution Payment

On July 15, 2011, the distribution for the three-month period ending June 30, 2011 was paid in full  using a combination of cash (approximately $0.3 million) and approximately 30,000 shares (approximately $0.3 million) of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share.   The Company used proceeds from its offering of common stock to fund the cash portion of its distributions.

Distribution Declaration

On August 12, 2011, our Board of Directors declared a distribution for the three-month period ending September 30, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 14, 2011 to shareholders of record as of September 30, 2011.  The shareholders have an option to elect the receipt of shares under our distributions reinvestment program.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”.  Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Current Environment

Our operating results as well as our investment opportunities are impacted primarily by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such a availability of financing, interests rates and other factors, including supply and demand, that are beyond our control.

U.S. and global credit and equity markets have undergone significant volatility and disruption over the last several years, making it difficult for many businesses to obtain financing on acceptable terms or at all.  If these conditions continue or worsen, the cost of borrowings may increase and it may be more difficult to finance investment opportunities in the short term.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2011	Annualized Revenues based on rents at June 30, 2011

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,002	89%	$ 2.7 million

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Six Months Ended June 30, 2011	Revenue per Available Room for the Six Months Ended June 30, 2011
Wholly-Owned Hospitality Property:
Towne Place Suites	Harahan, Louisiana	2000	20,375	75%	$ 79

Unconsolidated Affiliated Hospitality Real Estate Entity:

LVP CP Boston, LLC	Danvers, Massachusetts	1978	37,177	42%	$ 43

Critical Accounting Policies and Estimates

There were no material changes during the three and six months ended June 30, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.

For the Three Months Ended June 30, 2011 vs. June 30, 2010

Consolidated

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	$ Change	% Change
Rental revenue	$934	$-	$934	*

Property operating expenses	432	-	432	*
Real estate taxes	33	-	33	*
General and administrative costs	329	242	87	36%
Depreciation and amortization	82	-	82	*
Total operating expenses	876	242	634	*
Operating income/(loss)	58	(242)	300	*

Operating income/(loss)

The increases in rental revenue, property operating expenses, real estate taxes and depreciation and amortization during the three months ended June 30, 2011 compared to the same period in 2010 are attributable to the operating results of the TownePlace Suites Hotel, which was acquired on January 19, 2011.  The Company had no investment property with operating results for the three months ended June 30, 2010.  The increase in general and administrative costs during the three months ended June 30, 2011 compared to the same period in 2010 is primarily attributable to higher legal fees.

Interest and other income

Interest income was $259 for the three months ended June 30, 2011 compared to $87 for the same period in 2010.  Our interest income in the 2011 period was primarily attributable to interest payments on our mortgage loan receivable as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities for the three months ended June 30, 2011 was $209 compared to $52 during the three months ended June 30, 2010.   Our loss from investments in unconsolidated affiliated entities in the 2011 period is attributable to our investments in (i) Brownmill (26.25% and 8.163% interests acquired effective April 1, 2010 and October 1, 2010, respectively), (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011) and (iii) LVP Rego Park LLC (10% interest acquired on April 12, 2011), which we account for under the equity method of accounting.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

For the Six Months Ended June 30, 2011 vs. June 30, 2010

Consolidated

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	$ Change	% Change
Rental revenue	$1,628	$-	$1,628	*

Property operating expenses	744	-	744	*
Real estate taxes	59	-	59	*
General and administrative costs	1,039	394	645	164%
Depreciation and amortization	137	-	137	*
Total operating expenses	1,979	394	1,585	*
Operating loss	(351)	(394)	43	*

Operating loss

The increases in rental revenue, property operating expenses, real estate taxes, and depreciation and amortization during the six months ended June 30, 2011 compared to the same period in 2010 are attributable to the operating results of the TownePlace Suites Hotel, which was acquired on January 19, 2011.  The Company had no investment property with operating results for the six months ended June 30, 2010.  The increase in general and administrative costs during the six months ended June 30, 2011 compared to the same period in 2010 reflects higher (i) acquisition and transaction related fees of $283, (ii) accounting and legal fees of $266, and (iii) asset management fees of $114, partially offset by a net decrease in all other costs of $18.

Interest and other income

Interest income was $272 for the six months ended June 30, 2011 compared to $143 for the same period in 2010.  Our interest income in the 2011 period was primarily attributable to interest payments on our mortgage loan receivable as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities for the six months ended June 30, 2011 was $359 compared to $52 during the six months ended June 30, 2010.   Our loss from investments in unconsolidated affiliated entities in the 2011 period are attributable to our investments in (i) Brownmill (26.25% and 8.163% interests acquired effective April 1, 2010 and October 1, 2010, respectively), (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011) and (iii) LVP Rego Park LLC (10% interest acquired on April 12, 2011), which we account for under the equity method of accounting.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2011, our primary source of funds was from $3.9 million proceeds from our public offering, net of commissions and offering costs paid during the period.  We are dependent upon the net proceeds to be received from our public offering to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$14	$75	$141	$75
Asset management fees	64	4	123	8
Total	$78	$79	$264	$83

In addition, total selling commissions and dealer fees incurred during the three and six months ended June 30, 2011 were $298 and $474, respectively, and $753 and $1,660 for the three and six months ended June 30, 2010, respectively.

Summary of Cash Flows

 The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2011	2010
Cash flows used in operating activities	$(376)	$(664)
Cash flows used in investing activities	(15,944)	(7,857)
Cash flows provided by financing activities	3,913	9,840
Net change in cash and cash equivalents	(12,407)	1,319
Cash and cash equivalents, beginning of the period	18,177	8,596
Cash and cash equivalents, end of the period	$5,770	$9,915

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

Operating activities

The net cash used in operating activities during the 2011 period primarily related to our net loss of $0.4 million offset by non cash expenses of $0.5 million and the net changes in assets and liabilities of approximately $0.4 million.

Investing activities

The net cash used in investing activities during the 2011 period reflects our purchase of a TownePlace Suites Hotel for approximately $12.3 million as well as our purchases of a 20% interest in CP Boston Joint Venture for $2.1 million and a 10% interest in the Rego Park Joint Venture for $1.5 million.

Financing activities

The net cash provided by financing activities during the 2011 period primarily consists of proceeds from the issuance of our common stock of $4.8 million and a contribution from the non-controlling interest of approximately $0.9 million partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $0.9 million and distributions to common stockholders of $0.6 million.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and it is currently expected that approximately $13.0 million of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture subsequent to the acquisition.

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

FFO is generally considered to be an appropriate supplemental non-GAAP measure of the performance of REIT. FFO is defined by the National Association of Real Estate Investment Trusts, Inc (“NAREIT”) as net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, (including such non-FFO items reported in discontinued operations and in equity in earnings (losses) of unconsolidated entities). Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non- operating items included in FFO. For example, acquisition expenses, acquisition fees and financing fees, which we intend to fund from the proceeds of our Offering and which we do not view as an expense of operating a property, are now deducted as expenses in the determination of GAAP net income. As a result, we intend to consider a modified FFO, or MFFO, as a supplements measure when assessing our operating performance. We intend to explain all modifications to FFO and to reconcile MFFO to FFO and FFO to GAAP net income when presenting MFFO information.

Our MFFO has been determined in accordance with the Investment Program Association (“IPA”) definition of MFFO and may not be comparable to MFFO reported by other non listed REITs or traded REITs that do not define the term in accordance with the current IPA definition or that interpret the current IPA definition differently. Our MFFO is FFO excluding acquisition-related costs expensed as well as adjustments to equity in earnings (losses) of unconsolidated entities, net, for straight-line rental revenue, acquisition-related and other transaction costs expensed and the accretion of discounts on debt investments. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. MFFO may provide investors with a useful indication of our future performance and the sustainability of our current distribution policy upon completion of the acquisition period. However, because MFFO excludes the effects of acquisition costs, which are an important component in the analysis of the historical performance of an asset, MFFO should not be construed as a historic performance measure.

Our calculation of MFFO will exclude the following items and as a result will have the following limitations with its use as compared to net income/(loss):

●
Other non-cash charges not related to the operating performance or our properties. Straight-line rent adjustment, accretion of discounts on debt investments and other non-cash charges, if any, may be excluded from MFFO if we believe these charges are not useful in the evaluation of our operating performance. Although these charges will be included in the calculation, and result in an increase or decrease, of net income (loss), these charges are adjustments excluded from MFFO because we believe that MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on events not related to our core operations. However, the exclusion of impairments limits the usefulness of MFFO as a historical operating performance measure since an impairment indicates that the property’s operating performance has been permanently affected.

●
Organizational and offering expenses and acquisition and other transaction related costs expensed. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these expenses in the evaluation of our operating performance and determining MFFO. Our calculation of MFFO set forth in the table below reflects such exclusions.

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

Below is a reconciliation of net income/(loss) to FFO and MFFO for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income/(loss)	$108	$(207)	$(438)	$(303)
FFO adjustments:
Depreciation and amortization of real estate assets	82	-	137	-
Adjustments to equity in earnings from unconsolidated entities, net	176	113	303	113
FFO	366	(94)	2	(190)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed	120	89	498	89
Adjustments to equity in earnings from unconsolidated entities, net	195	(12)	187	(12)
MFFO	$681	$(17)	$687	$(113)

Net income/(loss)	$108	$(207)	$(438)	$(303)
Less: income attributable to noncontrolling interests	(15)	-	(13)	-
Net income/(loss) applicable to company's common shares	$93	$(207)	$(451)	$(303)
Net income/(loss) per common share, basic and diluted	$0.02	$(0.09)	$(0.12)	$(0.15)

FFO	$366	$(94)	$2	$(190)
Less: FFO attributable to noncontrolling interests	(19)	-	(20)	-
FFO attributable to company's common shares	$347	$(94)	$(18)	$(190)
FFO per common share, basic and diluted	$0.09	$(0.04)	$(0.00)	$(0.10)

MFFO	$681	$(17)	$687	$(113)
Less: MFFO attributable to noncontrolling interests	(24)	-	(41)	-
MFFO attributable to company's common shares	$657	$(17)	$646	$(113)

Weighted average number of common shares outstanding, basic and diluted	3,820	2,277	3,710	1,960

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008 (date of inception) through June 30, 2011
FFO	$(638)
Distributions	$2,984

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distributions declared for the three and six months ended June 30, 2011.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

	Year to Date	Quarter ended	Quarter ended
	June 30, 2011	June 30, 2011	March 31, 2011
Distribution period:		Q2 2011	Q1 2011
Date distribution declared		May 13, 2011	March 4, 2011
Date distribution paid		July 15, 2011	April 15, 2011
Distributions Paid	$610	$320	$290
Distributions Reinvested	585	298	287
Total Distributions	$1,195	$618	$577

The following table provides a summary of the quarterly distributions declared for the three and six months ended June 30, 2010.  We used proceeds from our offering of common stock to fund the cash portion of our distributions.

	Year to Date	Quarter ended	Quarter ended
	June 30, 2010	June 30, 2010	March 31, 2010
Distribution period:		Q2 2010	Q1 2010
Date distribution declared		July 9, 2010	March 23, 2010
Date distribution paid		July 15, 2010	April 15, 2010
Distributions Paid	$315	$193	$122
Distributions Reinvested	301	175	126
Total Distributions	$616	$368	$248

Information Regarding Dilution

In connection with this ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was $7.91. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 was $10.00.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2011, we did not have any derivative agreements outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust, Inc. and us seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract.  The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated.  We believe this suit to be without merit and will defend the case vigorously.

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.  As of the date hereof, we are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2011, there were no such material developments.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share.  In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through June 30, 2011, cumulative gross offering proceeds of $38.5 million were released to the Company.  The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at June 30, 2011 in the Operating Partnership’s common units.

Lightstone SLP II LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the offering proceeds.  Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value.  The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.  In June 2011, Lightstone SLP II LLC purchased 2 subordinated profit interests for $0.2 million.  In order to fulfill its commitment to purchase subordinated profits interests during 2010, on June 30, 2010 and December 29, 2010, Lightstone SLP II LLC purchased 25 and 8 subordinated profits interests, respectively, valued at $2.5 million and $0.8 million, respectively, by contributing a 26.25% interest and an 8.163% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC).

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from inception through June 30, 2011 in connection with the issuance and distribution of the registered securities.

Type of Expense:
Underwriting discounts and commissions	$4,770
Other expenses incurred to non-affiliates	2,920
Total offering expenses incurred through June 30, 2011	$7,690

As of June 30, 2011, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 20% of total proceeds.  As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of  approximately 10% of offering proceeds.  As we sell more shares, this percentage will decline over time.

Cumulatively through June 30, 2011, we have used the net offering proceeds received of $30.8 million, after deduction of offering expenses paid since inception of $7.7 million, as follows:

Purchase of investment property, net	12,327
Purchase of investments in unconsolidated affiliated entities	3,677
Purchase of mortgage loan	7,857
Cash and cash equivalents (as of June 30, 2011)	5,770
Subscriptions Receivable (as of June 30, 2011)	238
Fund cash distributions	1,204
Other uses (primarily timing of payables)	(298)
Total uses	30,775

As of August 3, 2011, we have sold 3.9 million shares at an aggregate of price of approximately $39.1 million.  In addition, we have sold approximately 153,000 shares at an aggregate price of approximately $1.5 million under our Distribution Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 15, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)