Form 10-Q
period 2011-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-11-14
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐  No ☑

As of November 4, 2011, there were approximately 4.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including 0.2 million shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Investment property, at cost	$11,716	$-
Less accumulated depreciation	(198)	-
Net investment property	11,518	-

Investments in unconsolidated affiliated entities	6,661	3,135
Cash and cash equivalents	4,408	18,177
Marketable securities, available for sale	5,410	-
Restricted escrow	388	1,053
Mortgage loan receivable, net	7,029	7,089
Prepaid expenses and other assets	962	81
Total Assets	$36,376	$29,535

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,056	$687
Margin loan	3,573	-
Due to sponsor	71	84
Distributions payable	674	543
Total liabilities	5,374	1,314

Commitments and contingencies (Note 13)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 4,227 and 3,467 shares issued and outstanding in 2011 and 2010, respectively	42	35
Additional paid-in-capital	33,925	28,067
Subscription receivable	(27)	(366)
Accumulated other comprehensive loss	(2,505)	-
Accumulated distributions in excess of net earnings	(4,640)	(2,817)
Total Company stockholders' equity	26,795	24,919

Noncontrolling interests	4,207	3,302

Total Stockholders' Equity	31,002	28,221

Total Liabilities and Stockholders' Equity	$36,376	$29,535

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Rental revenue	$656	$-	$2,284	$-

Expenses:
Property operating expenses	369	-	1,113	-
Real estate taxes	32	-	91	-
General and administrative costs	246	234	1,285	627
Depreciation and amortization	82	-	219	-

Total operating expenses	729	234	2,708	627

Operating loss	(73)	(234)	(424)	(627)

Interest and other income, net	510	86	782	228
Income/(loss) from investments in unconsolidated affiliated entities	89	(64)	(270)	(116)

Net income/(loss)	526	(212)	88	(515)

Less: net income attributable to noncontrolling interests	(9)	-	(22)	-

Net income/(loss) attributable to Company's common shares	$517	$(212)	$66	$(515)

Net income/(loss) per Company's common share, basic and diluted	$0.13	$(0.07)	$0.02	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	4,107	2,899	3,844	2,276

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE LOSS
(Amounts in thousands) (Unaudited)

	Common Shares					Accumulated	Total
			Additional			Distributions in	Company	Total
	Common		Paid-In	Subscription	Accumulated Other	Excess of	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Comprehensive Loss	Net Earnings	Equity	Interests	Equity
BALANCE, December 31, 2010	3,467	$35	$28,067	$(366)	$-	$(2,817)	$24,919	$3,302	$28,221

Comprehensive loss:
Net income	-	-	-	-	-	66	66	22	88
Unrealized loss on available for sale securities	-	-	-	-	(2,505)	-	(2,505)		(2,505)

Total comprehensive loss									(2,417)

Distributions paid to noncontrolling interests	-	-	-	-	-	-	-	(14)	(14)
Distributions declared	-	-	-	-	-	(1,889)	(1,889)	-	(1,889)
Contribution by noncontrolling interest	-	-	-	-	-	-	-	897	897
Proceeds from offering	709	7	7,068	339	-	-	7,414	-	7,414
Selling commissions and dealer manager fees	-	-	(693)	-	-	-	(693)	-	(693)
Other offering costs	-	-	(1,018)	-	-	-	(1,018)	-	(1,018)
Redemption and cancellation of shares	(41)	(1)	(373)	-	-	-	(374)	-	(374)
Shares issued from distribution reinvestment program	92	1	874	-	-	-	875	-	875
BALANCE, September 30, 2011	4,227	$42	$33,925	$(27)	$(2,505)	$(4,640)	$26,795	$4,207	$31,002

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:
ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$88	$(515)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in loss from investments in unconsolidated affiliated entities	270	116
Depreciation and amortization	219	-
Changes in assets and liabilities:
Decrease/(increase) in restricted escrow	657	(540)
Increase in prepaid expenses and other assets	(146)	(232)
Increase/(decrease) in accounts payable and other accrued expenses	20	(55)
(Decrease)/increase in due to sponsor	(13)	64
Net cash provided by/(used in) operating activities	1,095	(1,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,473)	-
Purchase of marketable securities	(4,342)	-
Purchase of investments in unconsolidated affiliated entities	(3,796)	-
Collections on mortgage loan receivable	60	511
Purchase of mortgage loan receivable	-	(7,857)
Net cash used in investing activities	(20,551)	(7,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due from sponsor	-	25
Proceeds from issuance of common stock	7,414	18,827
Payment of commissions and offering costs	(1,353)	(4,500)
Contribution of non-controlling interests	897	-
Redemption and cancellation of common shares	(374)	-
Distributions to noncontrolling interests	(14)	-
Distributions to common stockholders	(883)	(399)
Net cash provided by financing activities	5,687	13,953

Net change in cash and cash equivalents	(13,769)	5,445
Cash and cash equivalents, beginning of period	18,177	8,596
Cash and cash equivalents, end of period	$4,408	$14,041

Supplemental disclosure of cash flow information:
Distributions declared	$1,889	$1,087
Marketable securities purchased with Margin Loan, net	3,573	-
Value of shares issued from distribution reinvestment program	$875	$372
Commissions and other offering costs accrued but not paid	$482	$925
Subscription receivable	$(339)	$90
Investment in real estate entity in exchange for issuance of subordinated profit interests	$-	$2,500
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$-	$338

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

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

The Company is offering to sell a maximum of 51,000,000 shares of common stock, at a price of $10 per share (exclusive of 6.5 million shares available pursuant to the Company’s distribution reinvestment plan (the “DRIP”), 75,000 shares that are reserved for issuance under the Company’s stock option plan and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan). The Company’s Registration Statement on Form S-11 was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Initial Public Offering”). The Initial Public Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, the Company’s Board of Directors approved an extension of the offering of up to 51,000,000 primary shares and up to 6,500,000 shares pursuant to its DRIP until the earlier of (i) the sale of all 57,500,000 shares or (ii) February 17, 2012. The Company also reserves the right to reallocate the shares of common stock registered in its Initial Public Offering between the primary offering and the DRIP.

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

The Company issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 30, 2011, cumulative gross offering proceeds of $40.9 million were released to the Company. The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at September 30, 2011 in the Operating Partnership’s common units.

The Company’s stock is not currently listed on a national securities exchange. The Company may seek to list its stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its common stock until its shares are listing for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its Initial Public Offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2011, the Company had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities may consist of equity and debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers’ and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

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

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not control these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2011	December 31, 2010
Brownmill LLC ("Brownmill")	Various 2010	34.413%	$3,041	$3,135
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	20.000%	1,987	-
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.000%	1,633	-
Total investments in unconsolidated affiliated entities			$6,661	$3,135

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

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period April 1 through September 30
	2011	2010	2011	2010
Revenue	$922	$888	$2,860	$1,788

Property operating expenses	390	368	1,151	730
Depreciation and amortization	213	220	610	437
Operating income	319	300	1,099	621
Interest expense and other, net	(295)	(311)	(878)	(615)
Net income/(loss)	24	(11)	221	6
Company's share of net income/(loss)	$7	$(3)	$74	$2
Additional depreciation and amortization expense (1)	(32)	(61)	(169)	(118)
Company's loss from investment	$(25)	$(64)	$(95)	$(116)

1)        Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheet for Brownmill:that’s

	As of	As of
	September 30, 2011	December 31, 2010

Investment property, at cost (net)	$17,565	$17,997
Cash and restricted cash	767	559
Other assets	1,602	1,815
Total assets	$19,934	$20,371

Mortgage payable	$21,695	$22,001
Other liabilities	481	833
Members' deficiency	(2,242)	(2,463)
Total liabilities and members' deficiency	$19,934	$20,371

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

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

Our interest in the CP Boston Joint Venture is a non-managing interest. All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage. The Company accounts for its ownership interest in the CP Boston Joint Venture in accordance with the equity method of accounting. The Company commenced allocating its portion of profit and cash distributions beginning as of March 21, 2011 with respect to its membership interest of 20%. During the period, the Company made additional capital contributions of the CP Boston Joint Venture of $0.2 million.

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

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the period indicated (based on a preliminary estimate of the purchase price allocation):

	Three Months Ended September 30, 2011	For the Period March 21, 2011 through September 30, 2011

Revenue	$3,604	$7,819

Property operating expenses	3,259	7,742
Franchise cancellation expense	-	1,234
Depreciation and amortization	144	288
Operating income/(loss)	201	(1,445)
Other expense	8	6
Net income/(loss)	$209	$(1,439)
Company's share of net income/(loss)	$42	$(288)

The following table represents the unaudited condensed balance sheet for CP Boston Joint Venture (based on a preliminary estimate of the purchase price allocation):

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

As of
September 30, 2011

Investment property, at cost (net)	$8,582
Intangible assets	1,433
Cash and restricted cash	1,446
Other assets	929
Total assets	$12,390

Other liabilities	2,579
Members' capital	9,811
Total liabilities and members' capital	$12,390

 Rego Park Joint Venture

On April 12, 2011, LVP Rego Park, LLC, (“the Rego Park Joint Venture”) a joint venture in which the Company and Lightstone REIT I have 10% and 90%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC (the “Seller”), an unaffiliated third party. The purchase price reflects a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $1.5 million. The Company accounts for its investment in the Rego Park Joint Venture in accordance with the equity method of accounting. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 0.95% of its portion of the acquisition price, or approximately $14. The Company’s portion of the acquisition was funded with cash.

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

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the period indicated:

	Three Months Ended September 30, 2011	For the Period April 12, 2011 through September 30, 2011

Operating expenses	$-	202
Operating loss	-	(202)
Interest income	717	1,329
Net income	$717	$1,127
Company's share of net income	$72	$113

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The following table represents the unaudited condensed balance sheet for Rego Park Joint Venture:

As of
September 30, 2011

Cash and restricted cash	$412
Mortgage note receivable, net	15,765
Total assets	$16,177

Members' capital	16,177
Total liabilities and members' capital	$16,177

4.	Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011. The Company had no investment property as of December 31, 2010. Investment property consists of the following:

As of
September 30, 2011

Land	$2,143
Buildings and improvements	9,040
Total land, buildings and improvements	11,183
Furniture, fixtures and equipment	533
Investment property at cost	11,716
Less - Accumulated depreciation	198
Investment property at cost, net	$11,518
Construction in progress included above	$423

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(2,505)	$5,410

Since the Company purchased all of it equity securities on or after July 1, 2011, all of the equity securities with unrealized losses as of September 30, 2011 were in a loss position for less than 12 months. The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan is $3.6 million at September 30, 2011 and is due on demand. The margin loan bears interest at libor + 0.85% (1.08% at September 30, 2011) and interest expense on the margin loan was $9 for both the three and nine months ended September 30, 2011.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2011 and December 31, 2010, the Company did not recognize any impairment charges. As of September 30, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2011 all of the Company’s equity securities were classified as Level 1 assets. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Mortgage Loan Receivable and Restricted Escrow

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

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition). On April 1, 2011, the Company determined that it was no longer probable that they would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the three months ended September 30, 2011 and for the period from April 1, 2011 through September 30, 2011 the Company recognized approximately $0.3 million and $0.6 million of interest income, respectively.

7.	Acquisition of a TownePlace Suites Hotel

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

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

Approximately $2.1 million was allocated to land, $8.9 million was allocated to building and improvements, $0.5 million was allocated to furniture and fixtures and the remaining $0.7 million was allocated to finite lived intangibles with a life of 25 years. The finite lived intangibles are included in prepaid expenses and other assets on the consolidated balance sheets. Amortization expense for the finite lived intangibles was approximately $7 and $19 for the three and nine months ended September 30, 2011, respectively. Based solely on the finite lived intangibles acquired from the TownePlace Suites Hotel acquisition, amortization expense is estimated to be approximately $7 for the remainder of 2011 and approximately $28 per year for each year for the next five years.

The following table provides the amounts of revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30. 2011	September 30. 2011
Revenue	$656	$2,284
Net income	$168	$420

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma net revenue	$656	$805	$2,470	$2,415
Pro forma net income/(loss)	$526	$(65)	$(57)	$(195)
Pro forma earnings/(loss) per share	$0.13	$(0.02)	$(0.01)	$(0.08)

8.	Option Agreement to Acquire an Interest in Festival Bay Mall

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

9.	Selling Commission, Dealer Manager Fees and Other Offering Costs

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Selling commissions and dealer manager fees	$219	$598	$693	$2,258
Other offering costs	$298	$203	$1,018	$577

Since commencement of its initial public offering through September 30, 2011, the Company has incurred approximately $5.0 million in selling commissions and dealer manager fees and $3.2 million of other offering costs.

10.	Subscription Receivable

As of September 30, 2011 and December 31, 2010, the Company recorded a subscription receivable of $27 and $366, respectively, as an adjustment in the Company’s equity on the consolidated balance sheets. The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

11.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 9), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$141	$75
Asset management fees	71	4	194	12
Total	$71	$4	$335	$87

At both September 30, 2011 and December 31, 2010, $0.1 million was due to the Company’s Sponsor for unpaid asset management fees. As of September 30, 2011, the Company owns a 34.413% membership interest in Brownmill, a 20% interest in the CP Boston Joint Venture and a 10% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities.

12.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and margin loan approximate their fair values because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximates the fair value based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

13.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, the Company is not a party to any material pending legal proceedings.

14.	Subsequent Events

Distribution Payment

On October 15, 2011, the distribution for the three-month period ending September 30, 2011 was paid in full using a combination of cash (approximately $0.3 million) and approximately 34,000 shares (approximately $0.3 million) of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The Company used proceeds from its offering of common stock to fund the cash portion of its distributions.

Follow-on Offering

On November 4, 2011, in connection with a follow-on offering (the “Follow-on Offering”) to its Initial Public Offering, the Company filed a Registration Statement on Form S-11 to register (i) an offering of up to 22,500,000 shares of common stock, at a price $10.00 per share, and (ii) 2,500,000 shares of common stock, at an initial price of $9.50 per share, available for issuance under its DRIP. The Company previously commenced its Initial Public Offering on April 24, 2009. Prior to the filing of the Registration Statement on Form S-11 for the Follow-on Offering, the Initial Public Offering was scheduled to expire on February 17, 2012, three years after its effective date. However, as permitted by Rule 415 of the Securities Act of 1933, the Company will now continue its Initial Public Offering until the earlier of August 15, 2012 or the date that the SEC declares the Registration Statement on Form S-11 for the Follow-on Offering effective.

Distribution Declaration

On November 11, 2011, our Board of Directors declared a distribution for the three-month period ending December 31, 2011. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2012 to shareholders of record as of December 31, 2011. The shareholders have an option to elect the receipt of shares under our distributions reinvestment program.

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

Capital required for the purchase of real estate and real estate related investments is expected to be obtained from our initial public offering (the “Initial Public Offering”) of up to 51,000,000 common shares for $10 per share, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our Initial Public Offering was declared effective under the Securities Act of 1933 on February 17, 2009. The Initial Public Offering commenced on April 24, 2009 and will continue until the earlier of (i) we achieve the maximum offering or (ii) February 17, 2012. We are dependent upon the net proceeds from the Initial Public Offering to conduct our proposed activities.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2011	Annualized Revenues based on rents at September 30, 2011

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,002	88%	$2.7 million

Hospitality			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months
	Location	Year Built	Available Rooms	September 30, 2011	Ended September 30, 2011
Wholly-Owned Hospitality Property:
Towne Place Suites	Harahan, Louisiana	2000	31,785	69%	$72

Unconsolidated Affiliated Hospitality Real Estate Entity:
LVP CP Boston, LLC	Danvers, Massachusetts	1978	70,665	47%	$46

Critical Accounting Policies and Estimates

There were no material changes during the three and nine months ended September 30, 2011 to our critical accounting policies as reported in our Annual Report on Form 10-K, for the year ended December 31, 2010.

Results of Operations

We commenced operations on October 1, 2009 upon the release of our offering proceeds from escrow.

For the Three Months Ended September 30, 2011 vs. September 30, 2010

Consolidated

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	$ Change	% Change
Rental revenue	$656	$-	$656	*

Property operating expenses	369	-	369	*
Real estate taxes	32	-	32	*
General and administrative costs	246	234	12	5%
Depreciation and amortization	82	-	82	*
Total operating expenses	729	234	495	*
Operating income/(loss)	(73)	(234)	161	*

Operating loss

The increases in rental revenue, property operating expenses, real estate taxes and depreciation and amortization during the three months ended September 30, 2011 compared to the same period in 2010 are attributable to the operating results of the TownePlace Suites Hotel, which was acquired on January 19, 2011. The Company had no investment property with operating results for the three months ended September 30, 2010. The increase in general and administrative costs during the three months ended September 30, 2011 compared to the same period in 2010 is primarily attributable to higher legal fees.

Interest and other income, net

Interest and other income, net increased by $424 to $510 for the three months ended September 30, 2011 compared to $86 for the same period in 2010. The increase was primarily related to an increase in interest income of $429. Our interest income in the 2011 period was primarily attributable to interest payments on our mortgage loan receivable and our investments in marketable securities as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Income/(loss) from investments in unconsolidated affiliated entities

Our income/(loss) from investments in unconsolidated affiliated entities for the three months ended September 30, 2011 was $89 compared to a loss of $64 during the three months ended September 30, 2010. Our income from investments in unconsolidated affiliated entities in the 2011 period is attributable to our investments in (i) Brownmill (26.25% and 8.163% interests acquired effective April 1, 2010 and October 1, 2010, respectively), (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011) and (iii) LVP Rego Park LLC (10% interest acquired on April 12, 2011), which we account for under the equity method of accounting. Our loss from investments in unconsolidated affiliated entities in the 2010 period is attributable to our investment in Brownmill.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

For the Nine Months Ended September 30, 2011 vs. September 30, 2010

Consolidated

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	$ Change	% Change
Rental revenue	$2,284	$-	$2,284	*

Property operating expenses	1,113	-	1,113	*
Real estate taxes	91	-	91	*
General and administrative costs	1,285	627	658	105%
Depreciation and amortization	219	-	219	*
Total operating expenses	2,708	627	2,081	*
Operating loss	(424)	(627)	203	*

Operating loss

The increases in rental revenue, property operating expenses, real estate taxes, and depreciation and amortization during the nine months ended September 30, 2011 compared to the same period in 2010 are attributable to the operating results of the TownePlace Suites Hotel, which was acquired on January 19, 2011. The Company had no investment property with operating results for the nine months ended September 30, 2010. The increase in general and administrative costs during the nine months ended September 30, 2011 compared to the same period in 2010 reflects higher (i) acquisition and transaction related fees of $283, (ii) accounting and legal fees of $266, and (iii) asset management fees of $114, partially offset by a net decrease in all other costs of $18.

Interest and other income. net

Interest and other income, net increased by $554 to $782 for the three months ended September 30, 2011 compared to $228 for the same period in 2010. The increase was primarily related to an increase in interest income of $551. Our interest income in the 2011 period was primarily attributable to interest payments on our mortgage loan receivable and our investment in marketable securities as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities for the nine months ended September 30, 2011 was $270 compared to $116 during the nine months ended September 30, 2010. Our loss from investments in unconsolidated affiliated entities in the 2011 period are attributable to our investments in (i) Brownmill (26.25% and 8.163% interests acquired effective April 1, 2010 and October 1, 2010, respectively), (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011) and (iii) LVP Rego Park LLC (10% interest acquired on April 12, 2011), which we account for under the equity method of accounting. Our loss from investments in unconsolidated affiliated entities in the 2010 period is attributable to our investment in Brownmill.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2011, our primary source of funds was from $5.7 million proceeds from our Initial Public Offering, net of commissions and offering costs paid during the period. We are dependent upon the net proceeds to be received from our Initial Public Offering to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our Initial Public Offering and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our sources of funds in the future will primarily be the net proceeds of our Initial Public Offering and/or follow-on offerings, operating cash flows and borrowings. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have a margin loan of $3.6 million. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we borrowed using a margin loan collateralized by the securities held with the financial institution that provided the margin loan.  This loan is due on demand and will be paid upon the liquidation of securities.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$141	$75
Asset management fees	71	4	194	12
Total	$71	$4	$335	$87

In addition, total selling commissions and dealer fees incurred during the three and nine months ended September 30, 2011 were $219 and $693, respectively, and $598 and $2,258 for the three and nine months ended September 30, 2010, respectively.

Summary of Cash Flows

 The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2011	2010

Cash flows provided by/(used in) operating activities	$1,095	$(1,162)
Cash flows used in investing activities	(20,551)	(7,346)
Cash flows provided by financing activities	5,687	13,953
Net change in cash and cash equivalents	(13,769)	5,445
Cash and cash equivalents, beginning of the period	18,177	8,596
Cash and cash equivalents, end of the period	$4,408	$14,041

Our principal source of cash flow was derived from the net offering proceeds received. In the future, we intend to acquire properties which will provide a relatively consistent stream of cash flow that provides us with resources to fund operating expenses, debt service and quarterly distributions.

Our principal demands for liquidity currently are acquisition and development activities as well as costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities.

Operating activities

The net cash provided by operating activities during the 2011 period primarily related to our net income of $0.1 million, non cash expenses of $0.5 million and the net changes in assets and liabilities of approximately $0.5 million.

Investing activities

The net cash used in investing activities during the 2011 period reflects our purchase of a TownePlace Suites Hotel for approximately $12.3 million, our purchases of a 20% and 10% ownership interests in CP Boston Joint Venture for $2.1 million and the Rego Park Joint Venture for $1.5 million, respectively, and our purchases of $4.3 million of marketable securities.

Financing activities

The net cash provided by financing activities during the 2011 period primarily consists of proceeds from the issuance of our common stock of $7.4 million, and a contribution from non-controlling interests of approximately $0.9 million partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $1.4 million and distributions to common stockholders of $0.9 million.

CP Boston Property Improvements

The CP Boston Property was purchased “as is” and it is currently expected that approximately $13.0 million, of which our share is approximately $2.6 million, of additional renovations and improvements will be funded proportionately by the owners of CP Boston Joint Venture over the next twelve months.

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

Below is a reconciliation of net income/(loss) to FFO and MFFO for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income/(loss)	$526	$(212)	$88	$(515)
FFO adjustments:
Depreciation and amortization of real estate assets	82	-	219	-
Adjustments to equity in earnings from unconsolidated entities, net	134	119	437	232
FFO	742	(93)	744	(283)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed	-	124	499	213
Adjustments to equity in earnings from unconsolidated entities, net	(54)	-	133	(22)
MFFO	$688	$31	$1,376	$(92)

Net income/(loss)	$526	$(212)	$88	$(515)
Less: income attributable to noncontrolling interests	(2)	-	(16)	-
Net income/(loss) applicable to company's common shares	$524	$(212)	$72	$(515)
Net income/(loss) per common share, basic and diluted	$0.13	$(0.07)	$0.02	$(0.23)

FFO	$742	$(93)	$744	$(283)
Less: FFO attributable to noncontrolling interests	(13)	-	(33)	-
FFO attributable to company's common shares	$729	$(93)	$711	$(283)
FFO per common share, basic and diluted	$0.18	$(0.03)	$0.18	$(0.12)

MFFO	$688	$31	$1,376	$(92)
Less: MFFO attributable to noncontrolling interests	(13)	-	(54)	-
MFFO attributable to company's common shares	$675	$31	$1,322	$(92)

Weighted average number of common shares outstanding, basic and diluted	4,107	2,899	3,844	2,276

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
September 30, 2011

FFO	$71
Distributions	$3,678

Sources of Distribution

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

The following table provides a summary of the quarterly distributions declared for the three and nine months ended September 30, 2011. We used proceeds from our offering of common stock to fund the cash portion of our distributions.

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Distribution period:		Q3 2011	Q2 2011	Q1 2011

Date distribution declared		August 13, 2011	May 13, 2011	March 4, 2011

Date distribution paid		October 15, 2011	July 15, 2011	April 15, 2011

Distributions Paid	$956	$347	$319	$290
Distributions Reinvested	933	327	319	287
Total Distributions	$1,889	$674	$638	$577

The following table provides a summary of the quarterly distributions declared for the three and nine months ended September 30, 2010. We used proceeds from our offering of common stock to fund the cash portion of our distributions.

	Year to Date	Quarter ended	Quarter ended	Quarter ended
	September 30, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Distribution period:		Q3 2010	Q2 2010	Q1 2010

Date distribution declared		September 16, 2010	July 9, 2010	March 23, 2010

Date distribution paid		October 29, 2010	July 15, 2010	April 15, 2010

Distributions Paid	$555	$240	$193	$122
Distributions Reinvested	532	231	175	126
Total Distributions	$1,087	$471	$368	$248

Information Regarding Dilution

In connection with this ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of September 30, 2011, our net tangible book value per share was $7.33. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at September 30, 2011 was $10.00.

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

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2011, we did not have any derivative agreements outstanding.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2011, there were no such material developments.

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

We issued 20,000 shares to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million. Through September 30, 2011, cumulative gross offering proceeds of $40.9 million were released to the Company. The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at September 30, 2011 in the Operating Partnership’s common units.

Lightstone SLP II LLC will purchase subordinated profits interests in the Operating Partnership at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the offering proceeds. Lightstone SLP II LLC may elect to purchase the subordinated profits interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the subordinated profits interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs. In June 2011, Lightstone SLP II LLC purchased 2 subordinated profit interests for $0.2 million. In order to fulfill its commitment to purchase subordinated profits interests during 2010, on June 30, 2010 and December 29, 2010, Lightstone SLP II LLC purchased 25 and 8 subordinated profits interests, respectively, valued at $2.5 million and $0.8 million, respectively, by contributing a 26.25% interest and an 8.163% interest in Brownmill LLC (see Note 3 for further discussion regarding Brownmill LLC)..

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from inception through September 30, 2011 in connection with the issuance and distribution of the registered securities.

Type of Expense:
Underwriting discounts and commissions	$4,987
Other expenses incurred to non-affiliates	3,218
Total offering expenses incurred through September 30, 2011	$8,205

As of September 30, 2011, the total costs of raising capital associated with our offering which we have funded, including fees paid to our Dealer Manager was approximately 20% of total proceeds. As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of approximately 10% of offering proceeds. As we sell more shares, this percentage will decline over time.

Cumulatively through September 30, 2011, we have used the net offering proceeds received of $32.7 million, after deduction of offering expenses paid since inception of $8.2 million, as follows:

Purchase of investment property, net	$12,473
Purchase of investments in unconsolidated affiliated entities	3,796
Purchase of mortgage loan	7,857
Purchase of marketable securities, net of margin loan	4,342
Cash and cash equivalents (as of September 30, 2011)	4,408
Subscriptions Receivable (as of September 30, 2011)	27
Fund cash distributions	1,537
Other inflows	(1,753)

Total uses	$32,687

As of November 4, 2011, we have sold 4.1 million shares at an aggregate of price of approximately $41.3 million. In addition, we have sold approximately 189,000 shares at an aggregate price of approximately $1.8 million under our Distribution Reinvestment Plan.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 14, 2011	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)