Form 10-K
period 2011-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-03-30
CIK 1436975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common shares held by non-affiliates of the registrant was $39.4 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2012, there were approximately 4.7 million shares of common stock held by non-affiliates of the registrant.

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

Offering and Structure

Our sponsor David Lichtenstein (the “Sponsor”), who does business as the Lightstone Group and wholly owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.3 million square feet of industrial space, 4 hotels, and 4.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 450 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10 per share (the “Primary Offering”) and 6.5 million shares of common stock available pursuant to our dividend reinvestment plan. We also have 75,000 shares of common stock reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering shares of our common stock for sale to the public. Lightstone Securities, LLC (the “Dealer Manager”), an affiliate of our Sponsor, is serving as the dealer manager of our Primary Offering.

We issued 20,000 shares of common stock to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering by receiving subscriptions of our shares of common stock, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009, the date that our Operating Partnership commenced its operations. As of December 31, 2011, we had received aggregate gross proceeds of approximately $43.4 million from the sale of approximately 4.3 million shares of our common stock in our Primary Offering. Since we have received in excess of $25.5 million in aggregate gross proceeds from our Primary Offering, we have satisfied the minimum offering requirements for all states. We have invested the proceeds from the Primary Offering and from the Advisor in the Operating Partnership, and as a result, we held a 99.9% general partnership interest at December 31, 2011 in the Operating Partnership’s common units. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Primary Offering and our ongoing distribution reinvestment program in the Operating Partnership.

Our Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, our Board of Directors approved an extension of our Offering of up to 51.0 million shares of common stock and up to 6.5 million shares of common stock pursuant to our distribution reinvestment program until the earlier of the sale of all 57.5 million shares of common stock or February 17, 2012. We reserve the right to reallocate the shares of common stock registered in our Offering between the Primary Offering and the distribution reinvestment program. We may terminate our Offering at any time.

On November 4, 2011 we filed a registration statement on Form S-11 (the “Follow-On Offering”) with the U.S. Securities and Exchange Commission (the “SEC”) to register 22.5 million shares of our common stock (exclusive of shares of common stock to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for aggregate gross offering proceeds of $225.0 million, pursuant to a follow-on offering to our Offering. As permitted by Rule 415 under the Securities Act of 1933, we will now continue our Offering until the earlier of August 15, 2012 or the date the SEC declares the registration statement for the Follow-On Offering effective.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager of the Company’s Primary Offering pursuant to an Assignment and Amendment of Dealer Manager Agreement (the “Assignment and Amendment”). Pursuant to the Assignment and Amendment, ICON Securities was assigned the Dealer Manager Agreement between Lightstone Securities LLC (“Lightstone Securities”) and the Company dated February 17, 2009 and assumes all of Lightstone Securities’ rights and obligations there under from and after the effective date of the Assignment and Amendment. Prior to July 8, 2011, Lightstone Securities served as the dealer manager for the Company’s Primary Offering. All further references to the dealer manager will be deemed to refer to either Lightstone Securities or ICON Securities during the respective period of time that each was serving in such capacity.

As of July 8, 2011, upon the effectiveness of the Assignment and Amendment, the Wholesaling Agreement between the Company, Lightstone Securities and ICON Securities, dated as of November 11, 2010 was terminated. Under the agreement, ICON Securities had agreed to identify and introduce to us and Lightstone Securities additional selling agents, assist Lightstone Securities with the sale of shares of our common stock through such additional selling agents, and provide other assistance to Lightstone Securities in connection with the marketing of our common stock. Lightstone Securities paid ICON Securities a distribution fee equal to 3% of the purchase price of the shares of common stock sold by each additional selling agent.

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

We have utilized and will continue to utilize a portion of public offering proceeds towards funding dealer manager fees, selling commissions and organizational and other offering costs. If our Sponsor purchases Subordinated Profits Interests in cash, such proceeds may offset a portion of these costs.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares of common stock at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our Primary Offering, our charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

Noncontrolling Interest — Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert Operating Partnership units into cash or, at our option, an equal number of our shares of our common stock, as allowed by the limited partnership agreement.

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

From our inception through December 31, 2011, our Sponsor contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 40.0% in Brownmill, LLC (“Brownmill”) in exchange for 41.0 Subordinated Profits Interests with an aggregate value of $4.1 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests.

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2011:

•	a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;
•	a mortgage loan secured by a Fairfield Inn hotel located in East Rutherford, New Jersey, on June 29, 2010;
•	an aggregate 40.0% equity interest in Brownmill, LLC, or Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to an 8.163% equity interest) and December 28, 2011 (with respect to an 5.587% equity interest);
•	a 95% ownership interest in a TownePlace Suites hotel located in Harahan, Louisiana, on January 19, 2011;
•	a 20% participation in LVP CP Boston Holdings, LLC, a joint venture which owns a hotel and water park located in Danvers, Massachusetts, on March 21, 2011;
•	a 10% participation in LVP Rego Park, LLC, a joint venture which owns a second mortgage loan secured by a residential apartment complex located in Queens, New York on April 12, 2011; and
•	through our operating partnership, an option to acquire a membership interest of up to 10% in A.S. Holdings LLC, a wholly owned entity of Mr. Lichtenstein, which owns Festival Bay Mall, a retail property located in Orlando, Florida, on March 4, 2011.

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to our public offerings and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from our public offerings to acquire and operate a diversified portfolio of real estate investments.

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

We are not limited in the number, size or geographical location of any real estate assets. The number and mix of assets we acquire depends, in part, upon real estate and market conditions and other circumstances existing at the time we acquire our assets and, in part, on the net proceeds raised in our public offerings. We may expand our focus to include properties located outside the United States. If we invest in properties outside of the United States, we intend to focus on properties which we believe to have similar characteristics as those properties in which we have previous investment and management expertise. We do not anticipate that these international investments would comprise more than 10% of our portfolio. Investment in areas outside of the United States may be subject to risks different than those impacting properties in the United States.

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

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally s used cash proceeds from the sale of shares of our common stock to fund such distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate

Total dividends declared during the years ended December 31, 2011, 2010 and 2009 were $2.6 million, $1.6 million and $0.2 million, respectively.

On March 30, 2012, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 13, 2012.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our distribution reinvestment program.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2011 and 2010, we received requests to redeem 48,154 and 2,675 shares of common stock, respectively, pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of common stock of $9.00. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares of common stock pursuant to our distribution reinvestment plan and from our operating funds.

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

As of December 31, 2011 and 2010, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

Economic Dependence

We are dependent upon the net proceeds received from our public offerings to conduct our proposed activities. The capital required to acquire real estate and real estate related investments will be obtained from the proceeds from our public offerings and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter.

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at http://www.sec.gov. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. ICON Securities, our dealer manager, maintains a website on our behalf at www.iconinvestments.com/securities/lightstone.

ITEM 1A. RISK FACTORS:

Set forth below are the risk factors that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 1. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected.

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

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

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

Our sponsor and its affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours. Because the sponsor and its affiliates have interests in other real estate programs and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the Advisor, may own equity interests in entities affiliated with our sponsor from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with the sponsor other than us. As a result of these interests, they could pursue transactions that may not be in our best interest. Also, if our sponsor suffers financial or operational problems as the result of any of its activities, whether or not related to our business, the ability of our sponsor and its affiliates, our Advisor and Property Manager to operate our business could be adversely impacted.

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

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The annual statement of value that we will be sending to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value will report the value of each common share as of the close of our fiscal year. The value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to a liquidation. However, the net asset value of each share of common stock will be deemed to be $10 until the end of the first year following the completion of our Offering. Thereafter, our Advisor or its affiliates will determine the net asset value of each share of common stock. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;
•	stockholders may not realize that value if they were to attempt to sell their common stock; or
•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2011	Annualized Revenues based on rents at December 31, 2011	Annualized Revenues per Square Foot at December 31, 2011
Unconsolidated Affiliated Real Estate Entities:
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,002	88%	$2.7 million	$17.08

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2011	Revenue per Available Room for the Year Ended December 31, 2011
Consolidated Hospitality Property:
TownePlace Suites	Harahan, Louisiana	2000	43,375	69%	$67
Unconsolidated Affiliated Hospitality Real Estate Entity:
LVP CP Boston, LLC	Danvers, Massachusetts	1978	104,153	47%	$47

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2011 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust, Inc. and us seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. On February 8, 2012, the court granted Defendant’s Motion to Dismiss on all counts.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2012, we had approximately 4.7 million shares of common stock outstanding, held by a total of 1,825 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares of common stock at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its Primary Offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the share repurchase program. Subject to the limitations described in the Registration Statement, we will also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	during the current offering period, $9.00 per share of common stock. This is a reduction of $1.00 from the $10.00 current offering price per share of common stock;
•	during the 18 months following the termination of the current offering period, the lesser of (i) $9.50 per share of common stock or (ii) the purchase price per share of common stock if purchased from the dealer manager at a reduced price; and
•	after 18 months following the termination of the current offering period, the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased from the dealer manager at a reduced price.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any 12-month period to two (2.0%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares of common stock under our distribution reinvestment plan and other operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

Our Board of Directors, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, change the price per share of common stock under the share repurchase program, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our

Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that we are currently conducting a public offering of our shares of common stock at the price of $10.00 per share.

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

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally used cash proceeds from the sale of shares of our common stock to fund such distributions. We may continue to fund such distributions with cash proceeds from the sale of shares of our common stock or borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2011, 2010 and 2009 and were $2.6 million, $1.6 million, and $0.2 million, respectively.

On March 30, 2012, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2012 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 13, 2012.

The following table provides a summary of the quarterly distributions declared during 2011 and 2010:

2011
	Year ended December 31,		Quarter ended December 31,		Quarter ended September 30,		Quarter ended June 30,		Quarter ended March 31,
Distribution period	2011 Year	Percentage of Distributions	Q4 2011	Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions
Date distribution declared			November 11, 2011		August 12, 2011		May 13, 2011		March 4, 2011
Date distribution paid			January 13, 2012		October 14, 2011		July 15, 2011		April 15, 2011
Distribution Paid	$1,331		$375		$347		$319		$290
Distribution Reinvested	$1,256		342		326		300		288
Total Distribution	$2,587		$717		$673		$619		$578
Source of distributions
Cash flows provided by operations	$976	38%	$310	43%	$347	52%	$319	52%	$—	0%
Offering proceeds, investment in affiliates and excess cash	355	14%	65	9%	—	0%	—	0%	290	50%
Proceeds from issuance of common stock through distribution reinvestment program	$1,256	48%	342	48%	326	48%	300	48%	288	50%
Total Sources	$2,587		$717		$673		$619		$578
Cash flows provided by (used in) operations (GAAP basis)	$1,405		$310		$1,471		$556		$(932)

Number of shares of common stock issued pursuant to the Company's DRIP	132		36		34		32		30

	2010
(Dollars in Thousands) Distribution period	Year ended December 31,		Quarter ended
		December 31,	September 30,	June 30,	March 31,
Date distribution declared			November 12, 2010	September 16, 2010	July 9, 2010	March 23, 2010
Date distribution paid			January 15, 2011	October 29, 2010	July 15, 2010	April 15, 2010
Distribution Paid(1)	$830		$275	$240	$193	$122
Distribution Reinvested	802		269	232	174	127
Total Distribution	$1,632		$544	$472	$367	$249
Number of shares of common stock issued pursuant to the Company’s DRIP	83		28	24	18	13

(1)	100% of dividends paid to stockholders declared in 2010 were paid from offering proceeds.

On March 30, 2012, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2012 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 13, 2012.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our distribution reinvestment program.

Recent Sales of Unregistered Securities

None.

Use of Public Offering Proceeds

On February 17, 2009, our Registration Statement on Form S-11 (File No. 333-151532), covering an initial public offering, which we refer to as the “Offering,” of up to 51.0 million shares of common stock for $10 per share (exclusive of 6.5 million shares of common stock available pursuant to our dividend reinvestment program, 75,000 shares of common stock that are reserved for issuance under our stock option plan and 255,000 shares of common stock reserved for issuance under our employee and director incentive restricted share plan) was declared effective under the Securities Act of 1933.

We issued 20,000 shares of common stock to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering requirement by receiving subscriptions for our shares of common stock, representing gross offering proceeds of approximately $6.5 million. Through December 31, 2011, cumulative gross offering proceeds of $43.4 million were released to us. We have invested the proceeds from our Offering and our Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of December 31, 2011.

Our Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, our Board of Directors approved an extension of our Offering of up to 51.0 million shares of common stock (the “Primary Offering”) and up to 6.5 million shares of common stock pursuant to our distribution reinvestment program until the earlier of the sale of all 57.5 million shares of common stock or February 17, 2012. We reserve the right to reallocate the shares of common stock registered in our Offering between the Primary Offering and the distribution reinvestment program. We may terminate our Offering at any time.

On November 4, 2011 we filed a registration statement on Form S-11 (the “Follow-On Offering”) with the U.S. Securities and Exchange Commission (the “SEC”) to register 22.5 million shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for aggregate gross offering proceeds of $225 million, pursuant to a follow-on offering to our Offering. As permitted by Rule 415 under the Securities Act of 1933, we will now continue our Offering until the earlier of August 15, 2012 or the date the SEC declares the registration statement for the Follow-On Offering effective.

Lightstone SLP II, LLC has and will continue to purchase subordinated general partner participation units (“Subordinated Profits Interests”) in the Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests, if any, with either cash or an interest in real property of equivalent value. The cash proceeds received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2011, Lightstone SLP II, LLC had purchased 41.0 units of Subordinated Profits Interests with a cash contribution of $0.2 million and by contributing an aggregate 40.0% equity interest it owned in Brownmill, LLC (see Note 3 of the Notes to Consolidated Financial Statements).

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$5,239
Other expenses incurred to be paid non-affiliates	3,811
Total offering expenses incurred from inception through December 31, 2011	$9,050

As of December 31, 2011, the total costs of raising capital associated with our public offerings which we have funded, including fees paid to our Dealer Manager was approximately 20% of total proceeds. As a significant amount of offering costs associated with accounting, legal and marketing costs are incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is higher than our estimate of approximately 10% of offering proceeds. As we sell more shares, this percentage will decline over time.

Cumulatively through December 31, 2011, we have used the net offering proceeds of $34.3 million, after deduction of offering expenses paid since inception of $9.0 million, as follows:

(Dollars in Thousands)
Purchase of investment property, net	$12,564
Purchase of investments in unconsolidated affiliated entities	3,993
Purchase of mortgage loan, net of collections	7,029
Purchase of marketable securities, net of margin loan	4,575
Cash and cash equivalents (as of December 31, 2011)	5,114
Subscriptions receivable (as of December 31, 2011)	104
Fund cash distributions	1,910
Other uses (primarily timing of payables)	(949)
Total uses	$34,340

As of March 15, 2012, we have sold approximately 4.7 million shares of common stock at an aggregate of price of approximately $45.7 million, these include, approximately 0.2 million shares of common stock at an aggregate price of approximately $2.1 million under our distribution reinvestment program.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended			As of December 31, 2008 and for the Period April 28, 2008 (date of inception) through December 31,
(In Thousands, Except Per Share Amounts)	2011	2010	2009	2008
Operating Data:
Revenues	$2,978	$—	$—	$—
Net income/(loss)	$430	$(780)	$(248)	$—
Less: net income attributable to noncontrolling interest	(28)	—	—	—
Net income/(loss) applicable to Company’s common shares	$402	$(780)	$(248)	$—
Basic and diluted earnings/(loss) per Company’s common shares	$0.10	$(0.31)	$(0.98)	$—
Dividends declared on Company’s common shares	$2,587	$1,632	$157	$—
Weighted average common shares outstanding – basic and diluted	3,978	2,540	255	—
Balance Sheet Data:
Total assets	$38,072	$29,535	$10,395	$202
Long-term obligations	$—	$—	$—	$—
Company’s Stockholder’s Equity	$28,547	$24,919	$7,557	$200
Other financial data:
Funds from operations (FFO) attributable to Company’s common shares(1)	$1,279	$(391)	$(248)	$—

(1)	We consider Funds from Operations, or FFO. For more information about FFO and MFFO, please see “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT” or “Company”) intends to continue to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Lightstone Value Plus REIT II, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering (the “Offering”) was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering commenced on April 24, 2009 and is ongoing. We are dependent upon the net proceeds from the Offering to conduct our proposed activities.

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

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities at a pace consistent with the capital raised through our public offerings will directly impact our financial performance.

Through our Operating Partnership, we will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in North America. Our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. We may acquire and operate all such properties alone or jointly with another party. In addition, we may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly.

The following summarizes our completed acquisitions and investments from our inception through December 31, 2011:

•	a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;
•	a mortgage loan secured by a Fairfield Inn hotel located in East Rutherford, New Jersey, on June 29, 2010;
•	an aggregate 40.0% equity interest in Brownmill, LLC, or Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to an 8.163% equity interest) and December 28, 2011 (with respect to an 5.587% equity interest);
•	a 95% ownership interest in a TownePlace Suites hotel located in Harahan, Louisiana, on January 19, 2011;
•	a 20% participation in LVP CP Boston Holdings, LLC, a joint venture which owns a hotel and water park located in Danvers, Massachusetts, on March 21, 2011;
•	a 10% participation in LVP Rego Park, LLC, a joint venture which owns a second mortgage loan secured by a residential apartment complex located in Queens, New York on April 12, 2011; and
•	through our operating partnership, an option to acquire a membership interest of up to 10% in A.S. Holdings LLC, a wholly owned entity of Mr. Lichtenstein, which owns Festival Bay Mall, a retail property located in Orlando, Florida, on March 4, 2011.

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

Revenue Recognition and Valuation of Related Receivables.

Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity. Revenues from the operations of the hotel are recognized when the services are provided.

In addition, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target which triggers the contingent rental income is achieved. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred.

Investments in Real Estate.

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which is approximately 39 years for buildings and improvements, 5 to 10 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

We make subjective assessments as to whether there are impairments in the values of our investments in real estate. We evaluate our ability to collect both interest and principal related to any real estate related investments in which we invest. If circumstances indicate that such investment is impaired, we reduce the carrying value of the investment to its net realizable value. Such reduction in value is reflected as a charge to operations in the period in which the determination is made.

Real Estate Purchase Price Allocation.

When we make an investment in real estate, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operations. Transaction costs incurred related to our investment in unconsolidated real estate entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets and identified intangible assets and liabilities, assumed debt and contingent liabilities at the date of acquisition, based upon an evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interest, if any. As final information regarding fair value of the assets acquired and liabilities assumed and noncontrolling interest is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized within twelve months of the acquisition date.

We allocate the purchase price of an acquired property to tangible assets based on the estimated fair values of those tangible assets assuming the building was vacant. We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

We measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. The fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based upon independent appraisals and management’s consideration of current market costs to execute similar leases. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized over the remaining terms of the respective lease. The value of customer relationship intangibles are amortized to expense over the initial term in the respective leases, but in no event is the amortization period for intangible assets in excess of the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

Investments in Unconsolidated Entities.

We evaluate investments in other entities for consolidation. We consider the percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining if the investment qualifies for consolidation.

Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The net income or loss of each investor is allocated in accordance with the provisions of the applicable operating agreements of the entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities are recorded as interest income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

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

Lightstone SLP II, LLC, which is majority owned and controlled by our sponsor, has purchased and will continue to purchase subordinated general partner participation units (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2011, Lightstone SLP II, LLC had purchased 41 units of Subordinated Profits Interests by contributing $0.2 million and an aggregate 40.0% equity interest it owned in Brownmill (see Note 3 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2011 and 2010, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Comparison of the year ended December 31, 2011 vs. December 31, 2010

Consolidated

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	$ Change	% Change
Rental revenues	$2,978	$—	$2,978	*
Property operating expenses	1,500	—	1,500	*
Real estate taxes	173	—	173	*
General and administrative costs	1,579	1,051	528	50%
Depreciation and amortization	295	—	295	*
Total operating expenses	3,547	1,051	2,496	237%
Operating loss	(569)	(1,051)	482	-46%

Operating loss

The increases in rental revenue, property operating expenses, real estate taxes and depreciation and amortization during the year ended December 31, 2011 compared to the year ended December 31, 2010 are attributable to the operating results of the TownePlace Suites Hotel, which was acquired on January 19, 2011. The Company had no investment property with operating results for the year ended December 31, 2010. The increase in general and administrative costs during the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to higher legal and accounting fees.

Interest income

Interest income increased by $1.1 million to $1.3 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. Our interest income in the 2011 period was primarily attributable to interest payments on our mortgage loan receivable and our investments in marketable securities as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities for the year ended December 31, 2011 was $0.3 million compared to a loss of $0.2 million during the year ended December 31, 2010. Our income from investments in unconsolidated affiliated entities in the 2011 period is attributable to our investments in (i) Brownmill (26.25%, 8.163% and 5.587% interests acquired effective April 1, 2010, October 1, 2010 and October 1, 2011, respectively), (ii) the CP Boston Joint Venture (20% interest acquired on March 21, 2011) and (iii) LVP Rego Park LLC (10% interest acquired on April 12, 2011), which we account for under the equity method of accounting. Our loss from investments in unconsolidated affiliated entities in the 2010 period is attributable to our investment in Brownmill.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

Comparison of the year ended December 31, 2010 vs. December 31, 2009

Consolidated

General and administrative expenses

General and administrative costs increased by $0.8 million to $1.1 million for the year ended December 31, 2010 compared to $0.3 million for the year ended December 31, 2009 primarily due to insurance costs and consulting and accounting fees which were incurred during the 2010 period but not during the 2009 period because we did not commence operations until October 2009. The 2010 period also includes $0.1 million in acquisition and legal fees associated with the purchase of a mortgage loan.

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

Loss from Investment in Unconsolidated Affiliated Entities

Our loss from investment in unconsolidated affiliated real estate entity for the year ended December 31, 2010 was $0.2 million compared to zero during the year ended December 31, 2009. This account represents our equity earnings on our investment in Brownmill which we initially obtained during the second quarter of 2010. The majority of the loss represents the additional depreciation expense recorded associated with the difference in our cost of this investment in excess of its historical net book value.

Noncontrolling interests

The loss allocated to noncontrolling interests relates to the interest in the Operating Partnership held by our Sponsor.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2011, our primary source of funds was from $7.3 million of proceeds from our Offering, net of commissions and offering costs paid during the period. We are dependent upon the net proceeds to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments will be obtained from our public offerings and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our sources of funds in the future will primarily be the net proceeds of our public offerings, operating cash flows, borrowings and the selective sale of our assets. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have a margin loan of $3.3 million. We intend to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

In addition to making investments in accordance with our investment objectives, we expect have and expect to continue use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Managers during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Selling commissions and dealer manager fees	$943	$2,600	$1,696
Other offering costs	$1,611	$184	$2,016

Since commencement of our Offering through December 31, 2011, we have incurred approximately $5.2 million in selling commissions and dealer manager fees and $3.8 million of other offering costs.

During the acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our advisor and its affiliates:

	For the Years Ended December 31,
	2011	2010	2009
Acquisition fees	$141	$75	$16
Asset management fees	268	96	3
Total	$409	$171	$19

During the years ended December 31, 2011, 2010 and 2009, we did not incur any fees associated with payments to our Property Managers.

Summary of Cash Flows.  The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows provided by/(used in) operating activities	$1,405	$(1,355)	$(178)
Cash flows used in investing activities	(21,072)	(5,218)	(1,690)
Cash flows provided by financing activities	6,604	16,154	10,364
Net change in cash and cash equivalents	(13,063)	9,581	8,496
Cash and cash equivalents, beginning of the year	18,177	8,596	100
Cash and cash equivalents, end of the year	$5,114	$18,177	$8,596

Our principal source of cash flow was derived from the net proceeds from our Offering. In the future, we intend to continue to acquire properties and other real estate related investments with net proceeds from public offerings and financings, which we expect will provide a relatively consistent stream of cash flow in order to provide us with sufficient resources to fund operating expenses, scheduled debt service and quarterly distributions.

Our principal demands for liquidity currently are acquisition activities as well as costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities and cash flow from operations.

Operating activities

The net cash provided by operating activities during the year ended December 31, 2011 primarily related to our net income of $0.4 million, noncash expenses of $0.6 million and the net changes in assets and liabilities of approximately $0.4 million.

Investing activities

The net cash used in investing activities during the year ended December 31, 2011 reflects our purchase of a TownePlace Suites Hotel for approximately $12.6 million, our purchases of a 20% and 10% ownership interests in CP Boston Joint Venture for $2.5 million and the Rego Park Joint Venture for $1.5 million, respectively, and our net purchases of $4.6 million of marketable securities.

Financing activities

The net cash provided by financing activities during the year ended December 31, 2011 primarily consists of proceeds from the issuance of shares of our common stock of $9.8 million and a contribution from noncontrolling interests of approximately $0.9 million; partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $2.4 million, distributions to common stockholders of $1.2 million and redemptions of shares of common stock of approximately $0.4 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the year ended December 31, 2011 and 2010, we received requests to redeem 48,154 and 2,675 shares of common stock, respectively, pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of common stock of $9.00. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our distribution reinvestment plan and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

We currently have a margin loan of $3.3 million that is due on demand.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.

Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the Primary Offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net income/(loss)	$430	$(780)	$(248)
FFO adjustments:
Depreciation and amortization of real estate assets	295	—	—
Adjustments to equity in earnings from unconsolidated entities, net	596	389	—
FFO	1,321	(391)	(248)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed	509	302	—
Gain on sale of unconsolidated real estate entity	—	(181)	—
Adjustments to equity in earnings from unconsolidated entities, net	67	(39)	—
MFFO	$1,897	$(309)	$(248)
Net income/(loss)	$430	$(780)	$(248)
Less: income attributable to noncontrolling interests	(28)	—	—
Net income/(loss) applicable to company’s common shares	$402	$(780)	$(248)
Net income/(loss) per common share, basic and diluted	$0.10	$(0.31)	$(0.97)
FFO	$1,321	$(391)	$(248)
Less: FFO attributable to noncontrolling interests	(42)	—	—
FFO attributable to company’s common shares	$1,279	$(391)	$(248)
FFO per common share, basic and diluted	$0.32	$(0.15)	$(0.97)
MFFO	$1,897	$(309)	$(248)
Less: MFFO attributable to noncontrolling interests	(65)	—	—
MFFO attributable to company’s common shares	$1,832	$(309)	$(248)
Weighted average number of common shares outstanding, basic and diluted	3,978	2,540	255

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008 (date of inception) through December 31, 2011
FFO	$639
Distributions	$4,376

For the year ended December 31, 2011, we paid distributions of $2.6 million, including $1.3 million of distributions paid in cash and $1.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2011 was $1.3 million and cash flow from operations was $1.4 million. See the reconciliation of FFO to net income (loss) above.

Information Regarding Dilution

In connection with our ongoing Offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of December 31, 2011, our net tangible book value per share of common stock was $7.39. The offering price of shares of our common stock under our Offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2011 was $10.00.

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

Subsequent Events

See Note 18 of the notes to consolidated financial statements for further information related to subsequent events during the period from January 1, 2012 through March 30, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2011, we did not have any other swap or derivative agreements outstanding.

We also hold equity/debt securities for general investment return purposes. We regularly review the market prices of these investments for impairment purposes. As of December 31, 2011, a hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
(a Maryland corporation)

Index

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey
March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
March 31, 2010

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2011	2010
Assets
Investment property, at cost	$12,514	$—
Less accumulated depreciation	(293)	—
Net investment property	12,221	—
Investments in unconsolidated affiliated entities	7,388	3,135
Cash and cash equivalents	5,114	18,177
Marketable securities, available for sale	5,701	—
Restricted escrow	374	1,053
Mortgage loan receivable, net	7,029	7,089
Prepaid expenses and other assets	245	81
Total Assets	$38,072	$29,535
Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$659	$687
Margin loan	3,340	—
Due to sponsor	74	84
Distributions payable	717	543
Total liabilities	4,790	1,314
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 4,503 and 3,467 shares issued and outstanding in 2011 and 2010, respectively	45	35
Additional paid-in-capital	35,822	28,067
Subscription receivable	(104)	(366)
Accumulated other comprehensive loss	(2,214)	—
Accumulated distributions in excess of net earnings	(5,002)	(2,817)
Total Company stockholders’ equity	28,547	24,919
Noncontrolling interests	4,735	3,302
Total Stockholders’ Equity	33,282	28,221
Total Liabilities and Stockholders’ Equity	$38,072	$29,535

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Rental revenue	$2,978	$—	$—
Expenses:
Property operating expenses	1,500	—	—
Real estate taxes	173	—	—
General and administrative costs	1,579	1,051	299
Depreciation and amortization	295	—	—
Total operating expenses	3,547	1,051	299
Operating loss	(569)	(1,051)	(299)
Interest income	1,332	255	51
Other income, net	(46)	—	—
Gain on sale of unconsolidated real estate entity	—	181	—
Loss from investments in unconsolidated affiliated entities	(287)	(165)	—
Net income/(loss)	430	(780)	(248)
Less: net income attributable to noncontrolling interests	(28)	—	—
Net income/(loss) applicable to Company’s common shares	$402	$(780)	$(248)
Net income/(loss) per Company’s common share, basic and diluted	$0.10	$(0.31)	$(0.98)
Weighted average number of common shares outstanding, basic and diluted	3,978	2,540	255

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPRESHENSIVE LOSS
(Amounts in thousands)

	Common Shares		Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Accumulated Distributions in Excess of Net Earnings	Total Company Stockholders’ Equity	Total Noncontrolling Interests	Total Equity
	Common Shares	Amount
BALANCE, December 31, 2008	20	$—	$200	$—	$—	$—	$200	$2	$202
Comprehensive loss:
Net loss	—	—	—	—	—	(248)	(248)	—	(248)
Total comprehensive loss	—	—	—	—	—	(248)	(248)	—	(248)
Distributions declared	—	—	—	—	—	(157)	(157)	—	(157)
Proceeds from offering	1,216	12	12,128	(666)	—	—	11,474	—	11,474
Selling commissions and dealer manager fees	—	—	(1,696)	—	—	—	(1,696)	—	(1,696)
Other offering costs	—	—	(2,016)	—	—	—	(2,016)	—	(2,016)
BALANCE, December 31, 2009	1,236	12	8,616	(666)	—	(405)	7,557	2	7,559
Comprehensive loss:
Net loss	—	—	—	—	—	(780)	(780)	—	(780)
Total comprehensive loss	—	—	—	—	—	(780)	(780)	—	(780)
Distributions declared	—	—	—	—	—	(1,632)	(1,632)	—	(1,632)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	3,300	3,300
Proceeds from offering	2,170	22	21,656	300	—	—	21,978	—	21,978
Selling commissions and dealer manager fees	—	—	(2,600)	—	—	—	(2,600)	—	(2,600)
Other offering costs	—	—	(184)	—	—	—	(184)	—	(184)
Redemption and cancellation of shares	(3)	—	(24)	—	—	—	(24)	—	(24)
Shares issued from distribution reinvestment program	64	1	603	—	—	—	604	—	604
BALANCE, December 31, 2010	3,467	35	28,067	(366)	—	(2,817)	24,919	3,302	28,221
Comprehensive loss:
Net income	—	—	—	—	—	402	402	28	430
Unrealized loss on available for sale securities					(2,214)	—	(2,214)	—	(2,214)
Total comprehensive loss	—	—	—	—	(2,214)	402	(1,812)	28	(1,784)
Distributions declared	—	—	—	—	—	(2,587)	(2,587)	—	(2,587)
Distributions paid								(39)	(39)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	—	—	—	—	—	—	—	548	548
Contributions from noncontrolling interests	—	—	—	—	—	—	—	896	896
Proceeds from offering	960	10	9,561	262	—	—	9,833	—	9,833
Selling commissions and dealer manager fees	—	—	(943)	—	—	—	(943)	—	(943)
Other offering costs	—	—	(1,611)	—	—	—	(1,611)	—	(1,611)
Redemption and cancellation of shares	(48)	(1)	(433)	—	—	—	(434)	—	(434)
Shares issued from distribution reinvestment program	124	1	1,181	—	—	—	1,182	—	1,182
BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$28,547	$4,735	$33,282

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$430	$(780)	$(248)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	295	—	—
Loss from investments in unconsolidated affiliated entities	287	165	—
Gain on sale of investment in unconsolidated real estate entity	—	(181)	—
Changes in assets and liabilities:
Decrease/(increase) in restricted escrow	474	(715)	—
(Increase)/decrease in prepaid expenses and other assets	(20)	28	(109)
Increase in tenant accounts receivable	(66)	—	—
Increase in accounts payable and other accrued expenses	15	63	160
(Decrease)/increase in due to sponsor	(10)	65	19
Net cash provided by/(used in) operating activities	1,405	(1,355)	(178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(12,564)	—	—
Purchase of marketable securities, net of margin loan	(4,575)	—	—
Purchase of investments in unconsolidated affiliated entities	(3,993)	—	—
Purchase of mortgage loan receivable	—	(7,857)	—
Collections on mortgage loan receivable	60	768	—
Proceeds from sale of investment in unconsolidated real estate entity	—	1,871	—
Investment in unconsolidated real estate entity	—	—	(1,690)
Net cash used in investing activities	(21,072)	(5,218)	(1,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in due from sponsor	—	102	—
Payment of loan fees and expenses	(30)	—	—
Proceeds from issuance of common stock	9,833	21,978	11,474
Redemption and cancellation of common shares	(434)	(24)	—
Distributions to noncontrolling interests	(39)	—	—
Distributions to common stockholders	(1,231)	(640)	—
Contribution of non-controlling interests	896	—	—
Payment of commissions and offering costs	(2,391)	(5,262)	(1,110)
Net cash provided by financing activities	6,604	16,154	10,364
Net change in cash and cash equivalents	(13,063)	9,581	8,496
Cash and cash equivalents, beginning of year	18,177	8,596	100
Cash and cash equivalents, end of year	$5,114	$18,177	$8,596
Supplemental disclosure of cash flow information:
Distributions declared	$2,587	$1,632	$157
Marketable securities purchased with margin loan, net	$3,340	$—	$—
Noncash commissions and other offering costs in accounts payable and other accrued expenses	$286	$123	$2,602
Subscription receivable	$(262)	$(300)	$666
Value of shares issued from distribution reinvestment program	$1,182	$604	$—
Issuance of units in exchange for investment in unconsolidated affiliated entities	$548	$3,300	$—
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$205	$338	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization

The Lightstone REIT is a Maryland corporation, formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America, as well as other real estate-related securities, such as collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Lightstone REIT is structured as an umbrella partnership REIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership formed on April 30, 2008, the “Operating Partnership,” in which it, as the general partner, holds a majority general partnership interest.

We refer to the Lightstone REIT and the Operating Partnership as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our sponsor David Lichtenstein (the “Sponsor”), who does business as the Lightstone Group and wholly owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.3 million square feet of industrial space, 4 hotels and 4.5 million square feet of retail space. These residential, office, industrial and retail properties are located in 20 states, the District of Columbia and Puerto Rico. Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 450 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization  – (continued)

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

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10 per share (the “Primary Offering”) and 6.5 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”). We also have 75,000 shares reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our shares of common stock for sale to the public.

We issued 20,000 shares of common stock to the Advisor on May 20, 2008, for $10 per share. In addition, as of September 30, 2009, we reached our minimum offering by receiving subscriptions of our shares of common stock, representing gross offering proceeds of approximately $6.5 million, and investors were admitted as stockholders on October 1, 2009, the date that our Operating Partnership commenced its operations. As of December 31, 2011, we had received aggregate gross proceeds of approximately $43.4 million from the sale of approximately 4.3 million shares of our common stock in our Primary Offering. Since we have received in excess of $25.5 million in aggregate gross proceeds from our Primary Offering, we have satisfied the minimum offering requirements for all states. We have invested the proceeds from the Primary Offering and from the Advisor in the Operating Partnership, and as a result, we held a 99.9% general partnership interest at December 31, 2011 in the Operating Partnership’s common units. We expect that our ownership percentage in the Operating Partnership will remain significant as we plan to continue to invest all net proceeds from the Primary Offering and our ongoing DRIP in the Operating Partnership.

Our Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, our Board of Directors approved an extension of our Offering of up to 51.0 million shares of common stock and up to 6.5 million shares of common stock pursuant to our DRIP until the earlier of the sale of all 57.5 million shares of common stock or February 17, 2012. We reserve the right to reallocate the shares of common stock registered in our Offering between the Primary Offering and the DRIP. We may terminate our Offering at any time.

On November 4, 2011 we filed a registration statement on Form S-11 (the “Follow-On Offering”) with the U.S. Securities and Exchange Commission (the “SEC”) to register 22.5 million shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for aggregate gross offering proceeds of $225.0 million, pursuant to a follow-on offering to our Offering. As permitted by Rule 415 under the Securities Act of 1933, we will now continue our Offering until the earlier of August 15, 2012 or the date the SEC declares the registration statement for the Follow-On Offering effective.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization  – (continued)

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager of the Company’s Primary Offering pursuant to an Assignment and Amendment of Dealer Manager Agreement (the “Assignment and Amendment”). Pursuant to the Assignment and Amendment, ICON Securities was assigned the Dealer Manager Agreement between Lightstone Securities LLC (“Lightstone Securities”) and the Company dated February 17, 2009 and assumes all of Lightstone Securities’ rights and obligations there under from and after the effective date of the Assignment and Amendment. Prior to July 8, 2011, Lightstone Securities served as the dealer manager for the Company’s Primary Offering. All further references to the dealer manager will be deemed to refer to either Lightstone Securities or ICON Securities during the respective period of time that each was serving in such capacity.

As of July 8, 2011, upon the effectiveness of the Assignment and Amendment, the Wholesaling Agreement between the Company, Lightstone Securities and ICON Securities, dated as of November 11, 2010 was terminated. Under the agreement, ICON Securities had agreed to identify and introduce to us and Lightstone Securities additional selling agents, assist Lightstone Securities with the sale of shares of our common stock through such additional selling agents, and provide other assistance to Lightstone Securities in connection with the marketing of our common stock. Lightstone Securities paid ICON Securities a distribution fee equal to 3% of the purchase price of the shares of common stock sold by each additional selling agent.

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

We have utilized and will continue to utilize a portion of public offering proceeds towards funding dealer manager fees, selling commissions and organization and other offering costs. If our Sponsor purchases Subordinated Profits Interests in cash, such proceeds may offset a portion of these costs.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its Primary Offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the Company.

Noncontrolling Interest — Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert Operating Partnership units into cash or, at our option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization  – (continued)

Lightstone SLP II LLC, a subsidiary majority owned and controlled by our Sponsor, through an agreement with us and our Operating Partnership, committed to purchase Subordinated Profits Interests of our Operating Partnership on a semiannual basis, beginning with the quarter ended June 30, 2010, at a price of $100,000 for each $1.0 million in subscriptions that we have accepted as part of our Primary Offering until we achieve the maximum offering. Our Sponsor may elect to purchase Subordinated profits interests with cash or may contribute interests in real property of equivalent value. The proceeds received from the cash sale of the Subordinated Profits Interests, if any, will be used to offset payments made by the Company from our Primary Offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs.

From our inception through December 31, 2011, our Sponsor contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 40.0% in Brownmill, LLC (“Brownmill”) in exchange for 41.0 Subordinated Profits Interests with an aggregate value of $4.1 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests.

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

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Primary Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 15 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2011, the Company had a 99.9% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities, depreciable lives of long-lived assets and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

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

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

The Company invests in real estate assets that generate rental income. Minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred. Revenues from the operations of the hotel are recognized when the services are provided.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Investment in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred and recorded in general and administrative costs in the consolidated statements of operation. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are be made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. The Company estimates the value of below market rental renewal options for acquired below market leases when the exercise of such renewal options is reasonably assured. The estimated value of any such below market rental renewal options are deferred and amortized over the corresponding reasonably assured renewal period.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Optional renewal periods are not be considered.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Carrying Value of Assets

The amounts capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets are depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2011 and 2010, the Company did not recognize any impairment charges.

Depreciation and Amortization

Depreciation expense for real estate assets is computed based on the straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs associated with financing and leasing activities. The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan is originated. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

Investments in Unconsolidated Affiliated Entities

The Company evaluates its investments in other entities for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the investment qualifies for consolidation.

The Company accounts for its investments in unconsolidated affiliated entities using the equity or cost method of accounting, as appropriate. Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in net income/(loss) and cash contributions and distributions. The net income/(loss) of each investor is allocated in accordance with the provisions of the applicable operating agreements of the entities. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

respective joint venture and the Company’s share of the underlying equity of such unconsolidated affiliated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as income or loss from investments in unconsolidated affiliated entities. Under the cost method of accounting, the investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Dividends earned from the underlying entities are recorded as interest income in the consolidated statements of operations.

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2011 and 2010.

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

As of December 31, 2011 and 2010, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5. The tax years subsequent to and including 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Selling Commission, Dealer Manager Fees and Organization and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. Through December 31, 2011, the Company has incurred approximately $5.2 million in selling commissions and dealer manager fees and $3.8 million of other offering costs. From the commencement of its initial public offering through December 31, 2011, the Company has recorded approximately $9.0 million of these expenses against APIC.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2. Summary of Significant Accounting Policies  – (continued)

Concentration of Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed U.S. federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Basic and Diluted Net Earnings per Common Share

Net earnings per common share is computed by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding. The numerator and the denominator used in computing both basic and diluted net earnings per share allocable to common stockholders for each year presented are the same because there were no potentially dilutive securities outstanding during each year.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued amended guidance for presenting comprehensive income, which will be effective for the Company beginning January 1, 2012. The amended guidance eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company may elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2011	December 31, 2010
Brownmill LLC (“Brownmill”)	Various	40.000%	$3,463	$3,135
LVP CP Boston, LLC (“CP Boston Joint Venture”)	March 21, 2011	20.000%	2,218	—
LVP Rego Park, LLC (“Rego Park Joint Venture”)	April 12, 2011	10.000%	1,707	—
Total investments in unconsolidated affiliated entities			$7,388	$3,135

Brownmill

On June 30, 2010, the Company, through its Operating Partnership, entered into a Contribution Agreement, with an effective date of April 1, 2010, between the Operating Partnership and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of our Sponsor, pursuant to which LGH contributed to the Operating Partnership a 26.25% equity interest in Brownmill in order to fulfill the Sponsor’s commitment to purchase Subordinated Profit Interests with cash or contributed property. In exchange, the Operating Partnership issued 25 units of Subordinated Profits Interests, at $100,000 per unit (at total value of $2.5 million), to Lightstone SLP II LLC. The fair value of the 26.25% interest in Brownmill as determined by the Company was approximately $8.4 million, of which $2.5 million was in the form of equity and $5.9 million in the form of mortgage indebtedness.

On December 29, 2010, the Company, through its Operating Partnership, entered into another Contribution Agreement, with an effective date of October 1, 2010, with LGH, pursuant to which LGH contributed to our Operating Partnership an additional interest in Brownmill of 8.163% in order to fulfill our Sponsor’s commitment for the quarter ended December 31, 2010. In exchange, the Operating Partnership issued 8 units of Subordinated Profits Interests, at $100,000 per unit (at total value of approximately $0.8 million), to Lightstone SLP II LLC. The fair value of our additional 8.163% interest in Brownmill was approximately $2.5 million of which $0.8 million was in the form of equity and $1.7 million was in the form of mortgage indebtedness.

On December 28, 2011, the Company, through its Operating Partnership, entered into another Contribution Agreement, with an effective date of October 1, 2011, with LGH, pursuant to which LGH contributed to our Operating Partnership an additional interest in Brownmill of 5.587% in order to fulfill our Sponsor’s commitment for the quarter ended December 31, 2011. In exchange, the Operating Partnership issued 5 units of Subordinated Profits Interests, at $100,000 per unit (at total value of approximately $0.5 million), to Lightstone SLP II LLC. The fair value of our additional 5.587% interest in Brownmill was approximately $2.2 million of which $0.5 million was in the form of equity and $1.7 million was in the form of mortgage indebtedness.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Entities  – (continued)

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2011, the Operating Partnership owns a 40.0% membership interest in Brownmill. Our interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage.

The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the interest in Brownmill, the Company did not incur any transactions fees.

Brownmill owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey, which collectively, are referred to as the “Brownmill Properties.”

Brownmill Condensed Financial Information

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

The following table represents the condensed income statement for Brownmill for the period indicated:

	For the Year Ended December 31, 2011	For the Period April 1, 2010 through December 31, 2010
Revenue	$3,821	$2,820
Property operating expenses	1,723	1,162
Depreciation and amortization	824	647
Operating income	1,274	1,011
Interest expense and other, net	(1,178)	(903)
Net income	$96	$108
Company’s share of net income	$23	$37
Additional depreciation and amortization expense(1)	(243)	(202)
Company’s loss from investment	$(220)	$(165)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Entities  – (continued)

The following table represents the condensed balance sheet for Brownmill:

	As of December 31, 2011	As of December 31, 2010
Real estate, at cost (net)	$17,500	$17,997
Cash and restricted cash	642	559
Other assets	1,677	1,815
Total assets	$19,819	$20,371
Mortgage payable	$21,589	$22,001
Other liabilities	597	833
Members’ deficiency	(2,367)	(2,463)
Total liabilities and members’ deficiency	$19,819	$20,371

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Entities  – (continued)

The capitalization rate for the acquisition of the CP Boston Property during 2011 was 9.0%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

Our interest in the CP Boston Joint Venture is a non-managing interest. All distributions from the CP Boston Joint Venture will be made on a pro rata basis in proportion to each member’s equity interest percentage. The Company accounts for its ownership interest in the CP Boston Joint Venture in accordance with the equity method of accounting. The Company commenced allocating its portion of profit and cash distributions beginning as of March 21, 2011 with respect to its membership interest of 20%. During the year ended December 31, 2011, the Company made an additional capital contribution to the CP Boston Joint Venture of $0.4 million.

CP Boston Joint Venture Financial Information

The following table represents the condensed income statement for the CP Boston Joint Venture for the period indicated:

For the Period March 21, 2011 through December 31, 2011
Revenue	$10,919
Property operating expenses	10,684
Franchise cancellation expense	1,235
Depreciation and amortization	288
Operating loss	(1,288)
Other income	17
Net loss	$(1,271)
Company’s share of net loss	$(254)

The following table represents the condensed balance sheet for CP Boston Joint Venture:

As of December 31, 2011
Investment property, at cost (net)	$10,820
Intangible assets	93
Cash and restricted cash	1,754
Other assets	997
Total assets	$13,664
Other liabilities	$2,692
Members’ capital	10,972
Total liabilities and members’ capital	$13,664

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Investments in Unconsolidated Affiliated Entities  – (continued)

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

Rego Park Joint Venture Financial Information

The following table represents the condensed income statement for the Rego Park Joint Venture for the period indicated:

For the Period April 12, 2011 through December 31, 2011
Operating expenses	$202
Operating loss	(202)
Interest income	2,068
Net income	$1,866
Company’s share of net income	$187

The following table represents the unaudited condensed balance sheet for Rego Park Joint Venture:

As of December 31, 2011
Cash and restricted cash	$656
Mortgage note receivable, net	16,260
Total assets	$16,916
Members’ capital	$16,916
Total liabilities and members’ capital	$16,916

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011. The Company had no investment property as of December 31, 2010. Investment property consists of the following:

As of December 31, 2011
Land	$1,800
Buildings and improvements	9,930
Total land, buildings and improvements	11,730
Furniture, fixtures and equipment	784
Investment property at cost	12,514
Less – Accumulated depreciation	(293)
Investment property at cost, net	$12,221
Construction in progress included above	$513

5. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$—	$(2,214)	$5,701

Since the Company purchased all of it equity securities on or after July 1, 2011, all of the equity securities with unrealized losses as of December 31, 2011 were in a loss position for less than 12 months. The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan is $3.3 million at December 31, 2011 and is due on demand. The margin loan bears interest at libor + 0.85% (1.134% at December 31, 2011) and interest expense on the margin loan was $19 for the year ended December 31, 2011.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2011 and 2010, the Company did not recognize any impairment charges. As of December 31, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Marketable Securities and Fair Value Measurements  – (continued)

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2011 all of the Company’s equity securities were classified as Level 2 assets. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

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

The Company initially recorded the Loan as a mortgage loan receivable at $7.9 million, net of a discount of $10.8 million, on its consolidated balance sheet. As the Loan is in default, the Company is not amortizing the discount. During the year ended December 31, 2011 and 2010, the Company applied $0.1 million and $0.8 million, respectively, of excess cash received to outstanding principal.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Mortgage Loan Receivable and Restricted Escrow  – (continued)

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition). On April 1, 2011, the Company determined that it was no longer probable that they would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the years ended December 31, 2011 and 2010, the Company recognized approximately $1.0 million and zero of interest income, respectively.

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

The Company has established a taxable REIT subsidiary, LVP Metairie Holding Corp. (“LVP Metairie Holding”), which has entered into an operating lease agreement for the TownePlace Suites Hotel. LVP Metairie Holding has also entered into management agreement (the “TownePlace Suites Management Agreement”) with Trans Inns Management, Inc., an unrelated third party, for the management of the TownePlace Suites Hotel, and the Franchise Agreement with Marriott. The Towne Place Suites Management Agreement, which had an initial term of one-year commencing on January 19, 2011, provides for (i) monthly base management fees equal to 3% of gross revenues, as defined and (ii) certain incentive fees. The TownePlace Suites Management Agreement provides for nine additional one-year extensions and may be terminated by either party with no less than 90-days written notice, by either party, in advance of the anniversary date.

The capitalization rate for the acquisition of the TownePlace Suites during 2011 was 10.7%. The Company calculates the capitalization rate for real property by dividing the net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation and amortization.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7. Acquisition of a TownePlace Suites Hotel  – (continued)

The Company’s interest in TownePlace Suites is a managing interest. Generally, quarterly distributions from TownePlace Suites have been made, beginning on May 10, 2011, (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12% is achieved on their invested capital and (ii) thereafter, 85% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, the Company has consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition.

Approximately $1.8 million was allocated to land, $9.9 million was allocated to building and improvements and $0.8 million was allocated to furniture and fixtures.

The following table provides the amounts of revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition (January 19, 2011) for the period indicated:

For the Year Ended December 31, 2011
Revenue	$2,978
Net income	$536

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

	For the Years Ended December 31,
	2011	2010	2009
Pro forma net revenue	$3,164	$3,220	$2,859
Pro forma net income/(loss)	$257	$(222)	$11
Pro forma earnings/(loss) per share	$0.06	$(0.09)	$0.04

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8. Option Agreement to Acquire an Interest in Festival Bay Mall  – (continued)

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

9. Investment in Unconsolidated Real Estate Entity

In November 2009, the Company, through its Operating Partnership, acquired for $1.7 million, a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invests in CMBS. The Company accounted for its Class D Member Interest in HGF using the cost method as the Company was a passive investor and did not have any influence or control.

The Class D Members in HGF as of November 2009 owned collectively two CMBS bonds. For the years ended December 31, 2010 and 2009, the Company recorded interest income, net of fees related to its investment in HGF, of $208 and $50 within interest income on the consolidated statements of operations.

On October 28, 2010, HGF sold the two CMBS bonds and the Company received net cash proceeds of $1.9 million which resulted in a gain on the sale of the bonds of $181 which is includes on the Consolidated Statement of Operations.

10. Selling Commission, Dealer Manager Fees and Other Offering Costs

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

	For the Years Ended December 31,
	2011	2010	2009
Selling commissions and dealer manager fees	$943	$2,600	$1,696
Other offering costs	$1,611	$184	$2,016

Since commencement of its initial public offering through December 31, 2011, the Company has incurred approximately $5.2 million in selling commissions and dealer manager fees and $3.8 million of other offering costs.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

11. Subscription Receivable

As of December 31, 2011 and 2010, the Company recorded a subscription receivable of $0.1 million and $0.4 million, respectively, as a reduction in the Company’s equity on the consolidated balance sheets. The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Stockholder’s Equity  – (continued)

Under its charter, the Company cannot make any material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets. Share exchanges in which the Company is the acquirer, however, do not require stockholder approval. The Company had 4,503 and 3,467 shares of common stock outstanding as of December 31, 2011 and 2010, respectively.

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

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally used cash proceeds from the sale of shares of our common stock to fund such distributions. We may continue to pay such distributions from the sale of shares of our common stock or borrowings if we do not generated sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared the Annualized Distribution Rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution is calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate

Total distributions declared during the years ended December 31, 2011, 2010 and 2009 were $2.6 million, $1.6 million and $0.2 million, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

13. Stockholder’s Equity  – (continued)

On March 30, 2012, the our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 13, 2012.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP.

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

The Company has adopted a stock option plan under which its independent directors may receive grants of options to purchase shares of the Company’s common stock. The Company has authorized 75,000 shares of its common stock for issuance under its plan. The plan indicates that the Company shall not grant options to its independent directors unless and until such time as either the Company offers options to the general public on the same terms or the rules of the North American Securities Administrators Association permit REITs to grant compensatory stock options to independent directors without offering such options to the general public. The exercise price for options granted under the stock option plan will be at least 100% of the fair market value of the common stock as of the date the option is granted. The term of each such option will be 10 years. For the years ended December 31, 2011, 2010 and 2009, no stock options have been granted to the Company’s independent directors.

Notwithstanding any other provisions of the Company’s stock option plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize the Company’s status as a REIT under the Code.

14. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in LVP Metairie JV which are not owned by the Company. The units may include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 include (i) the 2,000 limited partner units held by the Advisor and (ii) 41 and 33 Subordinated Profits Interests units held by Lightstone SLP II LLC as of December 31, 2011 and 2010, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

14. Noncontrolling Interests  – (continued)

Share Description

See Note 7 and Note 15 for discussion of rights related to LVP Metairie JV and Subordinated Profits Interests, respectively. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2011, the Company paid distributions to noncontrolling interests in LVP Metairie JV of $39. No distributions were paid to noncontrolling interests during the years ended December 31, 2010 and 2009.

15. Related Party Transactions

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

Fees	Amount
Selling Commission	The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $35.7 million if the maximum offering of 51.0 million shares of common stock are sold under our Primary Offering. From inception of the Primary Offering through December 31, 2011, approximately $3.0 million of selling commissions have been incurred.
Dealer Management Fee	The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $15.3 million if the maximum offering of 51.0 million shares of common stock are sold under our Primary Offering. From inception of the Primary Offering through December 31, 2011, approximately $2.2 million of dealer management fees have been incurred.
Reimbursement of Offering Expenses	Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $51.0 million if the maximum offering of 51.0 million shares of common stock are sold under our Primary Offering. The Company will sell subordinated profits interests in the Operating Partnership to Lightstone SLP II LLC (an affiliate of the Sponsor) for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of subordinated profits interests, if any, will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the subordinated profits participation interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

Fees	Amount
Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $19.4 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering is sold, assuming aggregate long-term permanent leverage of approximately 75%.
Property Management – Residential/Retail/ Hospitality	The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Property Management – Office/Industrial	The Property Manager will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.
Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.
Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

Lightstone SLP II, LLC, a majority owned and controlled subsidiary of the Sponsor, has and will purchase subordinated profits interests in the Operating Partnership. These subordinated profits interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There have been no distributions to date. Any future distributions will be paid at a 7% annualized rate of return to Lightstone SLP II, LLC and will always be subordinated until stockholders receive a stated preferred return, as described below.

The subordinated profits interests may also entitle Lightstone SLP II, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return, as described below:

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
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

15. Related Party Transactions  – (continued)

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

In addition to certain related party payments made to the Dealer Manager (see Note 15), the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.

From our inception through December 31, 2009, we did not reimburse our Advisor for any organization and other offering expenses. During the years ended December 31, 2011 and 2010, we reimbursed our Advisor zero and $1.7 million, respectively, for organization and other offering expenses.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods:

	For the Years Ended December 31,
	2011	2010	2009
Acquisition fees	$141	$75	$16
Asset management fees	268	96	3
Total	$409	$171	$19

As of December 31, 2011 and 2010, $74 and $84 respectively, was due to our Sponsor for unpaid asset management fees. As of December 31, 2011, the Company owns a 40.0% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 3.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

16. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone Value Plus Real Estate Investment Trust, Inc. and us (collectively “Defendant”), seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. On February 8, 2012, the court granted Defendant’s Motion to Dismiss on all counts.

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

17. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2011 and 2010:

	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Total revenue	$694	$656	$934	$694
Operating income/(loss)	$(145)	$(73)	$58	$(409)
Net income/(loss)	$342	$526	$108	$(546)
Less (income)/loss attributable to noncontrolling interests	(6)	(9)	(15)	2
Net income/loss applicable to Company’s common shares	$336	$517	$93	$(544)
Net income/(loss) per common share, basic and diluted	$0.08	$0.13	$0.02	$(0.15)

	Quarter ended December 31,	Quarter ended September 30,	Quarter ended June 30,	Quarter ended March 31,
Operating loss	$(424)	$(234)	$(242)	$(151)
Net loss applicable to Company’s common shares	$(265)	$(212)	$(207)	$(96)
Net loss per common share, basic and diluted	$(0.09)	$(0.07)	$(0.09)	$(0.06)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

18. Subsequent Events

On March 30, 2012, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2012, in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 13, 2012.

On March 14, 2012, LVP Metairie JV, entered into a mortgage agreement (the “Mortgage”) with a bank to borrow $6.0 million. The Mortgage has an initial term of 3 years, bears interest at a floating rate of Libor plus 3.75%, subject to a 6.00% floor, and requires monthly principal and interest payments of $39 through its stated maturity and a commitment fee of approximately $0.1 million. The Mortgage provides for two, one year extension periods, at the borrowers option, that require the payment on an extension fee of 0.25% of the then outstanding principal balance. The mortgage loan is secured by the TownePlace Suites Hotel and the Company has provided a guaranty to the lender for non-recourse carve-outs.

On February 20, 2012, the Company completed the disposition of its 20% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10% interest-bearing demand note from the operating partnership of Lightstone REIT I.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2011

	Encumbrance	Initial Cost(A)		Costs Capitalized Subsequent to Acquisition	Gross amount at which carried at end of period			Accumulated Depreciation(C)	Date Acquired	Depreciable Life(D)
		Land	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total(B)
TownePlace Suites Hotel Harahan, LA	$—	$1,800	$9,700	$230	$1,800	$9,930	$11,730	$(228)	1/19/2011	(D)
Total	$—	$1,800	$9,700	$230	$1,800	$9,930	$11,730	$(228)

Notes to Schedule III:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)	Reconciliation of total real estate owned:

	2011	2010	2009
Balance at beginning of year	$—	$—	$—
Purchases of investment properties	11,500	—	—
Improvements	230	—	—
Balance at end of year	$11,730	$—	$—
(C)	Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2011	2010	2009
Balance at beginning of year	$0	$—	$—
Depreciation expense	228	—	—
Balance at end of year	$228	$—	$—
(D)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15 – 39 years
Tenant improvements and equipment	5 – 10 years

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2011, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control — Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2012 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupations and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	51	Chief Executive Officer and Chairman of the Board of Directors	2012	2008
Edwin J. Glickman	79	Director	2012	2008
George R. Whittemore	62	Director	2012	2008
Shawn R. Tominus	52	Director	2012	2008
Bruno de Vinck	66	Secretary and Director	2012	2008

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 25 states, the District of Columbia and Puerto Rico. From 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Lightstone Value Plus REIT LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and NAREIT. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

EDWIN J. GLICKMAN is one of our independent directors and the Chairman of our audit committee. From 2004 to the present, Mr. Glickman has served as a member of the board of directors of Lightstone I. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as a director due to his extensive experience in mortgage lending and finance.

GEORGE R. WHITTEMORE is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I. Mr. Whittemore also presently serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as a director because of his extensive experience in accounting, banking, finance and real estate.

SHAWN R. TOMINUS is one of our independent directors. Since July 2006 to the present, Mr. Tominus has served as a member of the board of directors of Lightstone I. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus has been selected to serve as a director because of his extensive experience, and networking relationships, in the real estate industry, along with his experience in acquisitions, construction and redevelopment of real estate.

BRUNO DE VINCK is our Senior Vice President, secretary and a director. Mr. de Vinck is a Senior Vice President with The Lightstone Group, and has been employed by the Lightstone Group since April 1994 to the present. From 2004 to the present, Mr. de Vinck also has served as Chief Operating Officer, Senior Vice President, Secretary and a member of the board of directors of Lightstone I and Lightstone Value Plus REIT LLC, its advisor. Mr. de Vinck is also a director of the privately held Park Avenue Bank Corp, and he was a director of the privately held Park Avenue Bank that was taken over by the FDIC in March 2010. He was also a director of Prime Group Realty Trust, a publicly registered REIT, from 2005 through 2011. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding President of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. de Vinck is no longer affiliated with Extended Stay. Mr. de Vinck has been selected to serve as a director because of his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 15, 2012 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	51	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	66	Secretary
Peyton Owen	54	President and Chief Operating Officer
Joseph Teichman	38	General Counsel
Donna Brandin	55	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see “Management — Directors.”

PEYTON OWEN is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of The Lightstone Group. Prior to joining The Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc.’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Owen is no longer affiliated with Extended Stay.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay.

DONNA BRANDIN is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2011.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.iconinvestments.com/securities/lightstone or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.iconinvestments.com/securities/lightstone

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2011, the Company has not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2012 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II
David Lichtenstein	20,000	0.42%
Edwin J. Glickman	—	—
George R. Whittemore	—	—
Shawn Tominus	—	—
Bruno de Vinck	—	—
Peyton Owen	—	—
Donna Brandin	—	—
Joseph Teichman	—	—
Our directors and executive officers as a group (9 persons)	20,000	0.42%

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

From our inception through December 31, 2011, we have not issued any options to purchase shares of our common stock to our independent directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and Property Managers are majority owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is wholly owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

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

We have not incurred any fees to the Property Manager for the years ended December 31, 2011, 2010 and 2009.

Dealer Manager

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $35.7 million if the maximum offering of 51.0 million shares of common stock are sold under our Primary Offering, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds, or approximately $15.3 million, if the maximum offering is sold, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2011, 2010 and 2009 were $0.9 million and $2.6 million and $1.7 million, respectively.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contract purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $19.4 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2011, 2010 and 2009 were $409, $171 and $19, respectively.

Sponsor

The Sponsor has agreed to purchase subordinated profits interests in the Company’s operating partnership semiannually at a price of $100,000 per $1.0 million in subscriptions until the maximum offering is achieved. The Sponsor may elect to purchase subordinated profits interests with cash or contributions of interests in real property. The proceeds received from the cash sale of subordinated profits interests, if any, will be used to offset amounts paid by the Company for the dealer manager fees, selling commissions and other offering costs.

From our inception through December 31, 2011, our Sponsor elected to contribute equity interests totaling 40.0% in Brownmill, LLC (“Brownmill”) in exchange for 41 Subordinated Profits Interests with an aggregate value of $4.1 million. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

As the sole member of our Sponsor, which majority owns and controls Lightstone SLP II, LLC, Mr. Lichtenstein is the indirect, beneficial owner of such subordinated profits interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amper, Politziner and Mattia, LLP (“Amper”), audited our financial statements for the year ended December 31, 2009. Amper reported directly to our audit committee.

On August 16, 2010, we were notified that Amper, combined its practice with that of Eisner LLP and the name of the combined practice operates under the name EisnerAmper LLP. The Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm. EisnerAmper LLP audited our financial statements for the years ended December 31, 2011 and 2010. EisnerAmper LLP reports directly to our audit committee.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firms:

	Year ended December 31, 2011	Year ended December 31, 2010
Audit Fees – Amper(a)	$—	$44,100
Audit Fees – EisnerAmper LLP(a)	277,580	87,675
Audit-Related Fees – Amper(b)	—	—
Audit-Related Fees – EisnerAmper LLP(b)	—	—
Tax Fees(c)	—	—
All Other Fees – Amper(d)	—	47,250
All Other Fees – EisnerAmper LLP(d)	97,750	47,250
Total Fees	$375,330	$226,275

(a)	Fees for audit services consisted of the audit of the Lightstone REIT’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings including registration statement consents.
(b)	There were no fees for audit related services.
(c)	There were no fees for tax services billed.
(d)	Fees under all other fees relate to audits of entities that the Company has acquired or is in the process of acquiring.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2011.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

Audit Committee
George R. Whittemore
Edwin J. Glickman
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Annual Report on Form 10-K
For the fiscal year ended December 31, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

EXHIBIT NO.	DESCRIPTION
1.1#	Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Securities, LLC.
1.2###	Form of Soliciting Dealers Agreement by and between ICON Securities Corp. and the Soliciting Dealers.
3.1**	Form of Amended and Restated Charter of Lightstone Value Plus Real Estate Investment Trust II, Inc.
3.2**	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1**	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP
4.3*	Agreement by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein
4.4#	Amended and Restated Agreement dated as of January 9, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5##	Wholesaling agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc. Lightstone Securities, LLC and ICON Securities Corp.
10.1**	Escrow Agreement by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Wells Fargo Bank, National Association and Lightstone Securities, LLC.
10.2+	Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.3+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Retail Property Management, LLC.
10.4+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC. Form of the Company’s Stock Option Plan.
10.5+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and HVM, LLC.
10.6+	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Prime Group Realty Trust.
10.7**	Form of the Employee and Director Incentive Restricted Share Plan.
10.8***	Form of the Stock Option Plan.
21.1	Subsidiaries of the Registrant.
25.1##	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP.
25.2##	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.

EXHIBIT NO.	DESCRIPTION
25.3##	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
25.4##	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
25.5##	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on August 22, 2008.
*	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on October 6, 2008.
**	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on November 17, 2008.
***	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K For The Fiscal Year Ended December 31, 2009.
#	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Registration Statement on Form S-11 (File No. 333-151532) as amended on February 17, 2009.
##	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust, Inc.’s Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-151532) as filed with the Securities and Exchange Commission on February 11, 2011.
###	Incorporated by reference from Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Registration Statement on Form S-11 (333-151532) as amended on February 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.
Date: March 30, 2012	By: /s/ David Lichtenstein David Lichtenstein Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2012
/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
/s/ Bruno de Vinck Bruno de Vinck	Director	March 30, 2012
/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 30, 2012
/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 30, 2012
/s/ George R. Whittemore George R. Whittemore	Director	March 30, 2012