Form 10-Q
period 2012-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-05-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54047

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1
Lakewood, New Jersey	08701
(Address of Principal Executive Offices)	(Zip Code)

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

Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 7, 2012, there were approximately 4.9 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Investment property, at cost	$12,531	$12,514
Less accumulated depreciation	(385)	(293)
Net investment property	12,146	12,221

Investments in unconsolidated affiliated entities	5,216	7,388
Cash and cash equivalents	12,498	5,114
Marketable securities, available for sale	6,727	5,701
Restricted escrows	981	374
Mortgage loan receivable, net	7,029	7,029
Note receivable from affiliate	2,400	-
Prepaid expenses and other assets	723	245
Total Assets	$47,720	$38,072

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$583	$659
Margin loan	3,185	3,340
Mortgage payable	6,000	-
Due to sponsor	72	74
Distributions payable	757	717
Total liabilities	10,597	4,790

Commitments and contingencies (Note 14)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 4,810 and 4,503 shares issued and outstanding in 2012 and 2011, respectively	48	45
Additional paid-in-capital	38,240	35,822
Subscription receivable	(14)	(104)
Accumulated other comprehensive loss	(1,188)	(2,214)
Accumulated distributions in excess of net earnings	(4,715)	(5,002)
Total Company stockholders' equity	32,371	28,547

Noncontrolling interests	4,752	4,735

Total Stockholders' Equity	37,123	33,282

Total Liabilities and Stockholders' Equity	$47,720	$38,072

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Rental revenue	$957	$694

Expenses:
Property operating expenses	425	312
Real estate taxes	45	26
General and administrative costs	321	710
Depreciation and amortization	92	55

Total operating expenses	883	1,103

Operating income/(loss)	74	(409)

Interest and dividend income	227	9

Gain on disposition of unconsolidated affiliated entity	741	-
Income/(loss) from investments in unconsolidated affiliated entities	47	(150)
Other (expense)/income, net	(28)	4

Net income/(loss)	1,061	(546)

Less: net (income)/loss attributable to noncontrolling interests	(17)	2

Net income/(loss) attributable to Company's common shares	$1,044	$(544)

Net income/(loss) per Company's common share, basic and diluted	$0.22	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	4,675	3,598

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net income/(loss)	$1,061	$(546)

Other comprehensive income:
Unrealized gain on available for sale securities	1,026	-

Other comprehensive income	1,026	-

Comprehensive income/(loss)	2,087	(546)

Less: Comprehensive income attributable to non-controlling interests	(17)	2

Comprehensive income/(loss) attributable to the Company's common shares	$2,070	$(544)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

						Accumulated	Total
	Common Shares		Additional			Distributions in	Company	Total
	Common		Paid-In	Subscription	Accumulated Other	Excess of Net	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Comprehensive Loss	Earnings	Equity	Interests	Equity
BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$28,547	$4,735	$33,282

Net income	-	-	-	-	-	1,044	1,044	17	1,061
Other comprehensive income	-	-	-	-	1,026	-	1,026		1,026
Distributions declared	-	-	-	-	-	(757)	(757)	-	(757)
Proceeds from offering	283	3	2,820	90	-	-	2,913	-	2,913
Selling commissions and dealer manager fees	-	-	(293)	-	-	-	(293)	-	(293)
Other offering costs	-	-	(345)	-	-	-	(345)	-	(345)
Redemption and cancellation of shares	(12)	(1)	(106)	-	-	-	(107)	-	(107)
Shares issued from distribution reinvestment program	36	1	342	-	-	-	343	-	343
					-
BALANCE, March 31, 2012	4,810	$48	$38,240	$(14)	$(1,188)	$(4,715)	$32,371	$4,752	$37,123

 The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,061	$(546)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Income)/loss from investments in unconsolidated affilated entities	(47)	150
Depreciation and amortization	92	55
Amortization of deferred financing costs	6	-
Gain on disposition of investment in unconsolidated affiliated entity	(741)	-
Changes in assets and liabilities:
Decrease in restricted escrow	289	213
Increase in prepaid expenses and other assets	(301)	(558)
Increase/(decrease) in accounts payable and other accrued expenses	28	(215)
Decrease in due to sponsor	(2)	(31)

Net cash provided by/(used) in operating activities	385	(932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(18)	(12,207)
Purchase of investments in unconsolidated affiliated entities	-	(2,030)
Proceeds from disposition of investment in unconsolidated affiliated entity	560	-
Refundable deposit for investment in real estate	(975)	-
Collections on mortgage loan receivable	-	60

Net cash used in investing activities	(433)	(14,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	6,000	-
Payment of loan fees and expenses	(184)	-
Payments on margin loan	(155)	-
Proceeds from issuance of common stock	2,913	2,242
Payment of commissions and offering costs	(661)	(374)
Contribution of non-controlling interests	-	655
Redemption and cancellation of common shares	(107)	(281)
Distributions to common stockholders	(374)	(277)

Net cash provided by financing activities	7,432	1,965

Net change in cash and cash equivalents	7,384	(13,144)
Cash and cash equivalents, beginning of period	5,114	18,177
Cash and cash equivalents, end of period	$12,498	$5,033

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$-
Distributions declared	$757	$577
Value of shares issued from distribution reinvestment program	$343	$267
Commissions and other offering costs accrued but not paid	$263	$161
Subscription receivable	$(90)	$(159)
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$2,400	$-

 The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

1.	Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) is a Maryland corporation formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America, as well as other real estate-related securities, such as collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008.

The Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership and its subsidiaries or the Company as required by the context in which such pronoun is used.

The Company is currently offering to sell a maximum of 51,000,000 shares of common stock (exclusive of 6,500,000 shares available pursuant to the Company’s distribution reinvestment plan (the “DRIP”), and 255,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Company’s Registration Statement on Form S-11 was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering was originally set to expire on February 17, 2011. However, as permitted under Rule 415 of the Securities Act of 1933, on December 13, 2010, the Company’s Board of Directors approved an extension of the Offering of up to 51,000,000 primary shares and up to 6,500,000 shares pursuant to its DRIP until the earlier of (i) the sale of all 57,500,000 shares or (ii) February 17, 2012. The Company also reserves the right to reallocate the shares of common stock registered in its Offering between the primary offering and the DRIP. The Company may terminate the Offering at any time.

On November 4, 2011, the Company filed a registration statement on Form S-11 (the “Follow-On Offering”) with the Securities and Exchange Commission (the “SEC”) to register 22,500,000 share of its common stock (exclusive of shares to be sold pursuant to its DRIP) at a price of $10.00 per share (subject to certain volume discounts), for aggregate gross offering proceeds of $225.0 million, pursuant to a follow-on offering to our Offering. As permitted by Rule 415 under the Securities Act of 1933, the Company may continue its Offering until the earlier of August 15, 2012 or the date the SEC declares the registration statement for the Follow-On Offering effective.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager (“Dealer Manager”) of the primary shares under the Company’s Offering pursuant to an Assignment and Amendment of Dealer Manager Agreement (the “Assignment and Amendment”). Pursuant to the Assignment and Amendment, ICON Securities was assigned the Dealer Manager Agreement between Lightstone Securities LLC ("Lightstone Securities”) and the Company dated February 17, 2009 and assumed all of Lightstone Securities’ rights and obligations thereunder from and after the effective date of the Assignment and Amendment. Prior to July 8, 2011, Lightstone Securities served as the dealer manager for the primary shares under the Company’s Offering. All further references to the Dealer Manager will be deemed to refer to either Lightstone Securities or ICON Securities during the respective period of time that each was serving in such capacity. As of July 8, 2011, upon the effectiveness of the Assignment and Amendment, the Wholesaling Agreement between the Company, Lightstone Securities LLC and ICON Securities, dated as of November 11, 2010 was terminated.

Our Sponsor and ICON Capital Corp. (“ICON Capital”), an affiliate of ICON Securities, have entered into a joint venture with respect to its management. Pursuant to the joint venture, ICON Capital has been admitted as a member to Lightstone Value Plus REIT II, LLC (the “Advisor”), the advisor to the Company, and Lightstone SLP II LLC, the holder of subordinated profits interests in the Operating Partnership (the “Subordinated Profits Interests”), which is majority owned and controlled by the Sponsor.

The Company issued 20,000 shares to the Advisor on May 20, 2008, for $10.00 per share. In addition, as of September 30, 2009, the Company had reached its minimum offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through March 31, 2012, cumulative gross offering proceeds of $46.2 million were released to the Company. The Company invested the proceeds from this sale and proceeds from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at March 31, 2012 in the Operating Partnership’s common units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its Offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

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

Lightstone SLP II LLC, which is majority owned and controlled by the Company’s Sponsor committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the Subordinated Profits Interests, if any, will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and other offering costs.

From our inception through March 31, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 40.0% in Brownmill, LLC (“Brownmill”) in exchange for 41.0 Subordinated Profits Interests with an aggregate value of $4.1 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 for additional information regarding Brownmill.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2012, the Lightstone REIT II had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries (have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

New Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (the “FASB”) to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

Entity	Date of Ownership	Ownership Interest as of March 31, 2012	As of March 31, 2012	As of December 31, 2011
Brownmill LLC ("Brownmill")	Various	40.0%	$3,433	$3,463
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	0.0%	-	2,218
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	1,783	1,707

Total investments in unconsolidated affiliated entities			$5,216	$7,388

Brownmill

During 2010 and 2011, the Company, through its Operating Partnership, entered into three separate contribution agreements between the Operating Partnership and Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Operating Partnership an aggregate 40.0% equity interest (34.413% and 5.587% in 2010 and 2011, respectively) in Brownmill in order to fulfill the Sponsor’s semi-annual commitment to purchase Subordinated Profit Interests with cash or contributed property. In exchange, the Operating Partnership issued an aggregate of 38 units (33 and 5 in 2010 and 2011, respectively) of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $3.8 million, of which $3.3 million and $0.5 million were in 2010 and 2011, respectively), to Lightstone SLP II LLC.

The aggregate fair value of the Company’s 40.0% interest in Brownmill, based on estimated fair values as of the effective dates of the applicable contributions, was approximately $13.1 million, of which $3.8 million was in the form of equity and $9.3 million was in the form of mortgage indebtedness.

As a result of these contributions in exchange for Subordinated Profit Interests, as of March 31, 2012, the Operating Partnership owns a 40.0% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees.

Brownmill owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey, which collectively, are referred to as the ‘‘Brownmill Properties.’’

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

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Revenue	$942	$1,015

Property operating expenses	317	459
Depreciation and amortization	217	184

Operating income	408	372

Interest expense and other, net	(296)	(294)
Net income	$112	$78
Company's share of net income	$45	$27
Additional depreciation and amortization expense (1)	(74)	(65)
Company's loss from investment	$(29)	$(38)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the periods indicated:

	As of	As of
	March 31, 2012	December 31, 2011

Investment property, at cost (net)	$17,324	$17,500
Cash and restricted cash	777	642
Other assets	1,669	1,677
Total assets	$19,770	$19,819

Mortgage payable	$21,482	$21,589
Other liabilities	548	602
Members' deficiency	(2,260)	(2,372)
Total liabilities and members' deficiency	$19,770	$19,819

CP Boston Joint Venture

On March 21, 2011, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”), acquired, through LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture) a 366-room, eight-story, full-service hotel and a 65,000 square foot water park located at 50 Ferncroft Road, Danvers, Massachusetts from WPH Boston, LLC, an unrelated third party, for an aggregate purchase price of approximately $10.1 million, excluding closing and other related transaction costs. The Company and Lightstone REIT I had 20.0% and 80.0% joint venture ownership interests, respectively, in the CP Boston Joint Venture and the Company’s share of the aggregate purchase price was approximately $2.0 million. Additionally, in connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 0.95% of the acquisition price, or approximately $19.

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from the operating partnership of Lightstone REIT I, which is reflected in Note Receivable from Affiliate in the consolidated balance sheet as of March 31, 2012. The Lightstone REIT I Note requires monthly interest payments. During the three months ended March 31, 2012 the Company recognized $61 of interest income on the Lightstone REIT I Note.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

In connection with the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture, the Company recognized a gain on disposition of investment in unconsolidated affiliated entity of $0.7 million in its consolidated statements of operations during the first quarter of 2012.

The Company’s 20.0% joint venture ownership interest in the CP Boston Joint Venture was a non-managing interest, which it accounted for in accordance with the equity method of accounting from the date of acquisition through the date of disposition.

CP Boston Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the period from March 21, 2011 through March 31, 2011:

For the Period March 21, 2011 through March 31, 2011
Revenue	$340

Property operating expenses	900
Operating loss	(560)
Other expense	-
Net loss	$(560)
Company's share of net loss	$(112)

The following table represents the unaudited condensed balance sheet for the CP Boston Joint Venture as of December 31, 2011:

As of
December 31, 2011

Investment property, at cost (net)	$10,820
Intangible assets	93
Cash and restricted cash	1,754
Other assets	997
Total assets	$13,664

Other liabilities	$2,692
Members' capital	10,972
Total liabilities and members' capital	$13,664

Rego Park Joint Venture

On April 12, 2011, LVP Rego Park, LLC, (“the Rego Park Joint Venture”) a joint venture in which the Company and Lightstone REIT I have 10.0% and 90.0%, ownership interests, respectively, acquired a $19.5 million, nonrecourse second mortgage note (the “Second Mortgage Loan”) for approximately $15.1 million from Kelmar Company, LLC ( “Kelmar”), an unrelated third party. The purchase price reflected a discount of approximately $4.4 million to the outstanding principal balance. The Company’s share of the aggregate purchase price was approximately $1.5 million. The Company accounts for its investment in the Rego Park Joint Venture in accordance with the equity method of accounting. Additionally, in connection with the purchase, the Company’s Advisor received an acquisition fee equal to 0.95% of its portion of the acquisition price, or approximately $14. The Company’s portion of the acquisition was funded with cash.

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The Rego Park Joint Venture is amortizing the discount using the effective interest rate method through maturity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the period indicated:

Three Months Ended March 31, 2012

Operating expenses	$3
Operating loss	(3)
Interest income	763
Net income	$760
Company's share of net income	$76

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the periods indicated:

	As of	As of
	March 31, 2012	Decemer 31, 2011

Cash and restricted cash	$897	$656
Mortgage note receivable, net	16,779	16,260
Total assets	$17,676	$16,916

Members' capital	$17,676	$16,916
Total liabilities and members' capital	$17,676	$16,916

4.	Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011. Investment property consists of the following:

	As of	As of
	March 31, 2012	December 31, 2011

Land	$1,800	$1,800
Buildings and improvements	9,947	9,930
Total land, buildings and improvements	11,747	11,730
Furniture, fixtures and equipment	784	784
Investment property at cost	12,531	12,514
Less - Accumulated depreciation	(385)	(293)
Investment property at cost, net	$12,146	$12,221
Construction in progress included above	$18	$513

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(1,188)	$6,727

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(2,214)	$5,701

Since the Company purchased all of it equity securities in July 2011, all of the equity securities with unrealized losses as of March 31, 2012 and December 31, 2011 were in a loss position for less than 12 months. The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan, which is due on demand, bears interest at Libor plus 0.85% (1.10% as of March 31, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $3.2 million and $3.3 million as of March 31, 2012 and December 31, 2011, respectively. Interest expense on the margin loan was $9 during the three months ended March 31, 2012.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2012 and 2011, the Company did not recognize any impairment charges. As of March 31, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

As of March 31, 2012 and December 31, 2011, all of the Company’s equity securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2012.

6.	Mortgage Loan Receivable and Restricted Escrow

On June 29, 2010, the Company purchased a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) from Citigroup Global Markets Realty Corp. (“CGMC”), an unrelated third party, for $7.9 million. The Loan was originated by the CGMC in August 2007 with an original principal balance of $18.7 million and is collateralized by a 141-room limited service hotel located in East Rutherford, New Jersey. The hotel is currently operating under a Marriott Franchise Agreement as a Fairfield Inn. The Loan was scheduled to mature in September 2017 under its original term, and has been in default since February 2009.

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

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition). On April 1, 2011, the Company determined that it was no longer probable that it would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the three months ended March 31, 2012 and 2011 the Company did not recognize any interest income on the Loan.

7.  Acquisition of a TownePlace Suites Hotel

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture subsidiary of its Operating Partnership, completed the acquisition of a 95.0% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (the “TownePlace Suites Hotel”) from Citrus Suites, LLC, an unrelated third party. The remaining 5.0% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the three months ended March 31, 2011, TPS Metairie contributed $0.7 million to LVP Metairie JV. The TownePlace Suites Hotel, which has immediate access to the New Orleans Airport, operates as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (“Franchise Agreement”) with Marriott International, Inc. (“Marriott”).

The aggregate purchase price for the TownePlace Suites Hotel was approximately $12.2 million, inclusive of closing and other transaction-related costs. Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee of $0.1 million which was equal to 0.95% of the Company’s proportionate share of the total contract price of $12.0 million, or $11.4 million. The Company’s share of the acquisition was funded with cash proceeds from the sale of shares of its common stock.

The Company has established a taxable REIT subsidiary, LVP Metairie Holding Corp. (“LVP Metairie Holding”), which has entered into an operating lease agreement for the TownePlace Suites Hotel. LVP Metairie Holding has also entered into management agreement (the “TownePlace Suites Management Agreement”) with Trans Inns Management, Inc., an unrelated third party, for the management of the TownePlace Suites Hotel, and the Franchise Agreement with Marriott.  The Towne Place Suites Management Agreement, which had an initial term of one-year commencing on January 19, 2011, provides for (i) monthly base management fees equal to 3% of gross revenues, as defined and (ii) certain incentive fees.  The TownePlace Suites Management Agreement , which was extended for an additional one-year commencing on January 19, 2012 now provides for eight additional one-year extensions and may be terminated by either party with no less than 90-days written notice, by either party, in advance of the anniversary date.

The Company’s interest in TownePlace Suites is a managing interest. Generally, quarterly distributions from TownePlace Suites have been made, beginning on May 10, 2011, (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12.0% is achieved on their invested capital and (ii) thereafter, 85.0% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15.0% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, the Company has consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

The acquisition was accounted for under the purchase method of accounting with the LVP Metairie JV treated as the acquiring entity. Accordingly, the consideration paid by the LVP Metairie JV to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition.

Approximately $1.8 million was allocated to land, $9.9 million was allocated to building and improvements and $0.8 million was allocated to furniture and fixtures.

The following table provides the amounts of revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31. 2012	March 31. 2011
Revenue	$957	$694
Net income (loss)	$341	$(30)

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

For the Three Months Ended March 31, 2011

Pro forma net revenue	$880
Pro forma net loss	$(691)
Pro forma loss per share	$(0.19)

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

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10.0% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. The Company has not exercised its option, in whole or in part, as of the date of this filing. There can be no assurance that the Company will elect to exercise its option, in whole or in part, to purchase up to a 10.0% ownership interest in Festival Bay Mall.

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

9.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Selling commissions and dealer manager fees	$293	$175
Other offering costs	$345	$237

Since the commencement of its Offering through March 31, 2012, the Company has incurred approximately $5.0 million in selling commissions and dealer manager fees and $4.7 million of other offering costs.

10.	Mortgage Payable

On March 14, 2012, the LVP Metairie JV obtained a mortgage (the ‘‘Mortgage’’) in the principal amount of $6.0 million from the Bank of the Ozarks. The Mortgage has an initial term of 3 years, bears interest at a floating rate of Libor plus 3.75%, subject to a 6.00% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

In connection with the financing, the LVP Metairie JV paid loan fees and expenses totaling approximately $0.2 million, which are being amortized into interest expense in accordance with the effective interest method over the initial term of the Mortgage. Subject to certain conditions, the Mortgage provides for two, one-year extension periods, at the borrowers option, that require the payment of an extension fee of 0.25% of the then outstanding principal balance. The Mortgage is secured by the TownePlace Suites Hotel and the Company has provided a guaranty to the lender for non-recourse carve-outs.

The following table, based on the initial term of the Mortgage, sets forth the estimated contractual principal maturities, including a balloon payment at maturity in the amount of $5.7 million, as of March 31, 2012:

Remainder of 2012	2013	2014	2015	Total

$77	$111	$117	$5,695	$6,000

Libor as of March 31, 2012 was 0.24%. As of March 31, 2012, the estimated fair value of the Mortgage approximated its carrying value.

11.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

12.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 9 for additional information), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Acquisition fees	$-	$127
Asset management fees	72	59
Total	$72	$186

As of both March 31, 2012 and December 31, 2011, $0.1 million was due to the Company’s Sponsor for unpaid asset management fees. As of March 31, 2012, the Company owns a 40.0% membership interest in Brownmill and a 10.0% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities.

13.	Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of March 31, 2012 because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximated its fair value as of March 31, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

14.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, the Company is not a party to any material pending legal proceedings.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

15.	Subsequent Events

Distribution Payment

On April 13, 2012, the distribution for the three-month period ending March 31, 2012 was paid in full using a combination of cash and approximately 37,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from offering proceeds (approximately $22 or 3%), cash flows provided from operations (approximately $385 or 51%) and excess cash proceeds from the issuance of common stock through REIT II's Distribution Reinvestment Program (approximately $350 or 46%).

Distribution Declaration

On May 14, 2012, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 13, 2012 to shareholders of record as of June 30, 2012. The shareholders have an option to elect the receipt of shares under our distributions reinvestment program.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT, L.P. and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statement on Form S-11 (File No. 333-151532), as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

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

  Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) and Lightstone Value Plus REIT II, LP, (the “Operating Partnership”) and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Lightstone REIT II intends to continue to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Operating Partnership, our future acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

Capital required for the future purchases of real estate and/or real estate related investments is expected to be obtained from the public offering of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. A Registration Statement on Form S-11 covering our initial public offering (the “Offering”) was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering commenced on April 24, 2009 and is ongoing. We are dependent upon the net proceeds from our current Offering or future offerings to conduct our proposed activities.

We do not have employees. We entered into an advisory agreement, dated February 17, 2009, with Lightstone Value Plus REIT II LLC, a Delaware limited liability company, which we refer to as the “Advisor,” pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our board of directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies.  Our business and financial performance may be adversely affected by current and future economic conditions, such as availability of credit, financial markets volatility, and recession.

U.S. and global credit and equity markets have undergone significant volatility and disruption over the last several years, making it difficult for many businesses to obtain financing on acceptable terms or at all.  As a result of this disruption, in general there has been an increase in costs associated with borrowings and refinancing as well as limited availability of funds for borrowings and refinancing. If these conditions continue or worsen, our cost of borrowings may increase and it may be more difficult to finance investment opportunities in the short term.

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

Portfolio Summary –

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2012	Annualized Revenues based on rents as of March 31, 2012	Annualized Revenues per Square Foot as of March 31, 2012
						(not in thousands)
Unconsolidated Affiliated Real Estate Entity:
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	87%	$2.6 million	$16.97

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2012	Revenue per Available Room ("RevPAR") for the Three Months Ended March 31, 2012
					(not in thousands)
Consolidated Hospitality Property:
Towne Place Suites	Harahan, Louisiana	2000	11,284	74%	$85

Annualized revenue is defined as the minimum monthly payments due as of March 31, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The Company’s primary financial measure for evaluating its properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. The Company believes that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s properties.

For the periods presented, the Company’s only consolidated operating property was the TownePlace Suites Hotel, which was acquired on January 19, 2011.

For the Three Months Ended March 31, 2012 vs. March 31, 2011

Consolidated

Rental revenue

Rental revenue increased by $263 to $957 during the three months ended March 31, 2012 compared to $694 for the same period in 2011. The increase reflects the timing of the TownePlace Suites acquisition and higher RevPAR in the 2012 period ($85 and $75 in the 2012 and 2011 periods, respectively).

Property operating expenses

Property operating expenses increased by $113 to $425 during the three months ended March 31, 2012 compared to $312 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suites Hotel.

Real estate taxes

Real estate taxes increased by $19 to $45 during the three months ended March 31, 2012 compared to $26 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suite Hotel.

General and administrative expenses

General and administrative decreased by $389 to $321 during the three months ended March 31, 2012 compared to $710 for the same period in 2011. The decrease is primarily attributable to higher acquisition fees and accounting fees in the 2011 period related to the acquisition of the TownePlace Suites Hotel.

Depreciation and amortization

Depreciation and amortization expense increased by $37 to $92 during the three months ended March 31, 2012 compared to $55 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suite Hotel.

Interest and dividend income

Interest income increased by $218 to $227 for the three months ended March 31, 2012 compared to $9 for the same period in 2011. The 2012 amount includes(i) $61 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture), effective January 1, 2012, (ii) $165 of dividend income earned on our investments in marketable securities, which were acquired in July 2011, and $1 of interest on our cash and cash equivalents. The 2011 amount consisted solely of interest on our cash and cash equivalents.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”) with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $741 in our consolidated statements of operations during the three months ended March 31, 2012.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended March 31, 2012 was $47 compared to a loss of $150 for the three months ended March 31, 2011. Our income from investments in unconsolidated affiliated entities is attributable to our investments in (i) Brownmill (40.0% and 34.413% ownership interests during the 2012 and 2011 periods, respectively), (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) LVP Rego Park LLC (10.0% interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities in under the equity method of accounting commencing with their respective dates of acquisition. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Other (expense)/income, net

Other expense, net was $28 during the three months ended March 31, 2012 compared to income of $4 for the same period in 2011. The decrease is primarily attributable to interest expense of $27 in the 2012 period, of which $18 related to our mortgage payable obtained on March 14, 2012 and $9 related to our margin loan obtained in July 2011.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2012, our primary sources of funds were $2.9 million of proceeds from the sale of shares under our Offering, net of commissions and offering costs paid during the period, and $6.0 million of mortgage financing proceeds related to our TownePlace Suites Hotel. We are dependent upon future net proceeds expected to be received from our current Offering or subsequent offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

We have and intend to continue to utilize leverage either in connection with acquiring our properties or subsequent to their acquisition. The number of different properties we will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us or within a timeframe that is acceptable to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan at a later time.

Our future sources of funds will primarily be the net proceeds from our current Offering and/or future offerings, operating cash flows and borrowings. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have a mortgage payable of $6.0 million on our TownePlace Suites Hotel and a margin loan of $3.2 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2012, our total borrowings aggregated $9.2 million which represented 25% of our net assets.

Our future borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

 In general the types of future financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance future acquisitions using long-term fixed rate debt. However there may certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing.  To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate caps instruments.

We may also obtain lines of credit to be used to acquire properties. If obtained, these lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We may draw upon lines of credit to acquire properties pending our receipt of proceeds from our offerings. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended March 31,
	2012	2011
Acquisition fees	$-	$127
Asset management fees	72	59

Total	$72	$186

In addition, total selling commissions and dealer fees incurred during the three months ended March 31, 2012 and 2011 were $293 and $175, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2012	2011

Net cash flows provided by/(used in) operating activities	$385	$(932)
Net cash flows used in investing activities	(433)	(14,177)
Net cash flows provided by financing activities	7,432	1,965
Net change in cash and cash equivalents	7,384	(13,144)
Cash and cash equivalents, beginning of the period	5,114	18,177
Cash and cash equivalents, end of the period	$12,498	$5,033

Our principal sources of cash flow were derived from net offering proceeds received and proceeds from a mortgage financing. In the future, we intend to acquire properties which will provide a relatively consistent stream of cash flow in order to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, scheduled debt service on our mortgage payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. Additionally, we have a demand note receivable in the amount of $2.4 million received from Lightstone REIT I in connection with the sale of our 20.0% joint venture ownership interest in the CP Boston Joint Venture.

Operating activities

The net cash provided by operating activities during the 2012 period primarily related to our net income of $1.1 million and non-cash expenses of aggregating $0.1 million less a nonrecurring gain on disposition in the amount of $0.7 million related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Join Venture.

Investing activities

The net cash used in investing activities during the 2012 period reflects the placement in escrow of a $1.0 million refundable deposit for investment in real estate partially offset by $0.6 million of cash proceeds received from Lightstone I in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture.

Financing activities

The net cash provided by financing activities during the 2012 period primarily consists of proceeds from the issuance of our common stock of $2.9 million and net mortgage financing proceeds of $5.8 million on our TownePlace Suites Hotel partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $0.7 million, distributions to common stockholders of $0.4 million, and a paydown on our margin loan of $0.2 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. We redeemed redemption requests at an average price per share of common stock of $9.00. We fund share redemptions from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP. Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders. As of March 31, 2012, the share price determined by our Board of Directors for the share redemption program is $9.00 per share.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of March 31, 2012.

Contractual Obligations	2012	2,013	2,014	2,015	2,016	Thereafter	Total

Mortgage Payable(1)	$77	$111	$117	$5,695	$-	$-	$6,000
Interest Payments(2)	242	357	350	92	-	-	1,041

Total Contractual Obligations	$319	$468	$467	$5,787	$-	$-	$7,041

(1)	Our mortgage payable provides for monthly principal payments through its initial term. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made. These amounts represent future estimated principal payments based on the floor interest rate of 6.00%, which was in effect as of March 31, 2012.
(2)	Our mortgage payable bears interest at Libor plus 3.75%, subject to a floor of 6.00%. These amounts represent estimated future interest payments based on the floor rate of 6.00%, which was in effect as of March 31, 2012.

In addition to the mortgage payable described above, in July 2011, we used a margin loan that is available from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $3.2 million as of March 31, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.10% as of March 31, 2012).

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under generally accepted accounting principles in the United States, or GAAP.

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

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net income/(loss)	$1,061	$(546)
FFO adjustments:
Depreciation and amortization of real estate assets	92	55
Gain on disposition of unconsolidated affiliated entity	(741)	-
Adjustments to equity in earnings from unconsolidated entities, net	161	126
FFO	573	(365)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	10	379
Adjustments to equity in earnings from unconsolidated entities, net	(68)	(8)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-
Mark-to-market adjustments(3)	-	-
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-
MFFO	515	6
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$515	$6

Net income/(loss)	$1,061	$(546)
Less: (income)/loss attributable to noncontrolling interests	(17)	2
Net income/(loss) applicable to Company's common shares	$1,044	$(544)
Net income/(loss) per common share, basic and diluted	$0.22	$(0.15)

FFO	$573	$(365)
Less: FFO attributable to noncontrolling interests	(22)	(1)
FFO attributable to Company's common shares	$551	$(366)
FFO per common share, basic and diluted	$0.12	$(0.10)

MFFO - IPA recommended format	$515	$6
Less: MFFO attributable to noncontrolling interests	(22)	(18)
MFFO attributable to Company's common shares	$493	$(12)

Weighted average number of common shares outstanding, basic and diluted	4,675	3,598

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared for the three months ended March 31, 2012 and 2011, respectively. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Distribution period:	Q1 2012	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared	March 30, 2012		March 4, 2011

Date distribution paid	April 13, 2012		April 15, 2011

Distributions paid	$407		$290
Distributions reinvested	350		288
Total Distributions	$757		$578

Source of distributions:
Cash flows provided by operations	$385	51%	$-	0%
Offering proceeds	22	3%	290	50%
Proceeds from issuance of common stock through DRIP	350	46%	288	50%
Total Sources	$757	100%	$578	100%

Cash flows provided by/(used in) operations (GAAP basis)	$385		$(932)

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	36		30

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
March 31, 2012

FFO	$1,190
Distributions	$5,133

Information Regarding Dilution

In connection with our ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of March 31, 2012, our net tangible book value per share was $7.72. The offering price of primary shares under our current Offering (ignoring purchase price discounts for certain categories of purchasers) as of March 31, 2012 was $10.00.

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

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2012 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2012 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2012, we did not have any derivative agreements outstanding.

As of March 31, 2012, we held marketable securities with a fair value of a $6.7 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2012, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.7 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of March 31, 2012:

Contractual Obligations	2012	2,013	2,014	2,015	2,016	Thereafter	Total

Mortgage Payable	$77	$111	$117	$5,695	$-	$-	$6,000

As of March 31, 2012, our mortgage payable bore interest at a variable rate of Libor plus 3.75%, subject to a floor of 6.00%. Accordingly, the interest expense associated with this instrument is subject to changes in market interest rates. However, based on the Libor rate of 0.24% as of March 31, 2012, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of March 31, 2012 because of the short maturity of these instruments. The carrying amount of our mortgage loan receivable approximated its fair value as of March 31, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan. The estimated fair value of our mortgage payable, which we obtained on March 14, 2012, is as follows:

	As of March 31, 2012
	Carrying Amount	Estimated Fair Value
Mortgage payable	$6,000	$6,000

The fair value of our mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance debt in the future. As of March 31, 2012, we had no off-balance sheet arrangements.

 We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes. As of the date hereof, the Company is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2012, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Offering Proceeds

On February 17, 2009, our Registration Statement on Form S-11 (File No. 333-151532), covering a public offering, which we refer to as the “Offering,” of up to 51,000,000 primary share of our common stock for $10.00 per share (exclusive of 6,500,000 shares available pursuant to our DRIP, and 255,000 shares reserved for issuance under our employee and director incentive restricted share plan) was declared effective under the Securities Act of 1933.

We issued 20,000 shares to our Advisor on May 20, 2008, for $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering by receiving subscriptions of common shares representing gross offering proceeds of approximately $6.5 million. Through March 31, 2011, cumulative gross offering proceeds of $46.4 million have been released to us. We have invested the proceeds from this sale of our common stock and proceeds from our Advisor in our Operating Partnership, and as a result, held a 99.99% general partnership interest as of March 31, 2012 in our Operating Partnership’s common units.

Lightstone SLP II LLC committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. The proceeds received from the cash sale of the Subordinated Profits Interests, if any, will be used to offset payments made by us from offering proceeds to pay the dealer manager fees and selling commissions and other offering costs.

From our inception through March 31, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 40.0% in Brownmill, LLC (“Brownmill”) in exchange for 41.0 Subordinated Profits Interests with an aggregate value of $4.1 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding Brownmill. .

We will utilize a portion of offering proceeds towards funding the dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through March 31, 2012 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$5,011
Other expenses incurred and paid to non-affiliates	4,676
Total offering expenses incurred	$9,687

As of March 31, 2012, the total costs of raising capital associated with our offerings which we have funded, including fees paid to our Dealer Manager was approximately 21% of total proceeds. As a significant amount of the offering costs associated with accounting, legal and marketing costs were incurred prior to the sale of shares, the percentage of proceeds utilized towards commissions, dealer manager fees and other offering costs is currently higher than our estimate of approximately 10% of offering proceeds. As more shares are sold, we expect this percentage to decline over time.

From our inception date through March 31, 2012, we have used the cumulative net offering proceeds received of $36.7 million, after deducting offering expenses paid of $9.7 million, as follows:

(Dollars in thousands)
Purchase of investment property, net of mortgage financings	$6,582
Purchase of investments in unconsolidated affiliated entities	3,993
Purchase of mortgage loan receivable, net of collections	7,029
Purchase of marketable securities, net of margin loan	4,730
Cash and cash equivalents (as of March 31, 2012)	12,498
Subscriptions receivable (as of March 31, 2012)	14
Cash distributions not funded by operations	1,268
Other uses (primarily timing of payables)	611

Total uses	$36,725

From our inception date through May 7, 2012, we have sold 4.9 million shares for an aggregate amount of approximately $49.2 million, including approximately 0.3 million shares for an aggregate amount of approximately $2.5 million under our DRIP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 14, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

