Form 10-Q
period 2012-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐  No ☑

As of August 7, 2012, there were approximately 5.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investment property, at cost	$12,536	$12,514
Less accumulated depreciation	(477)	(293)
Net investment property	12,059	12,221

Investments in unconsolidated affiliated entities	5,644	7,388
Cash and cash equivalents	12,826	5,114
Marketable securities, available for sale	7,115	5,701
Restricted escrows	2,085	374
Mortgage loan receivable, net	7,029	7,029
Note receivable from affiliate	2,340	-
Prepaid expenses and other assets	776	245

Total Assets	$49,874	$38,072

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$815	$659
Margin loan	3,029	3,340
Mortgage payable	5,977	-
Due to sponsor	73	74
Distributions payable	805	717

Total liabilities	10,699	4,790

Commitments and contingencies (Note 14)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 5,054 and 4,503 shares issued and outstanding in 2012 and 2011, respectively	51	45
Additional paid-in-capital	40,235	35,822
Subscription receivable	-	(104)
Accumulated other comprehensive loss	(800)	(2,214)
Accumulated distributions in excess of net earnings	(5,285)	(5,002)
Total Company stockholders' equity	34,201	28,547
Noncontrolling interests	4,974	4,735

Total Stockholders' Equity	39,175	33,282

Total Liabilities and Stockholders' Equity	$49,874	$38,072

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Rental revenue	$952	$934	$1,909	$1,628

Expenses:
Property operating expenses	439	432	864	744
Real estate taxes	45	33	90	59
General and administrative costs	472	329	793	1,039
Depreciation and amortization	92	82	184	137

Total operating expenses	1,048	876	1,931	1,979

Operating (loss)/income	(96)	58	(22)	(351)

Interest and dividend income	413	254	640	263
Gain on disposition of unconsolidated affiliated entity	-	-	741	-
Income/(loss) from investments in unconsolidated affiliated entities	39	(209)	86	(359)
Interest expense	(114)	-	(147)	-
Other income, net	6	5	11	9

Net income/(loss)	248	108	1,309	(438)

Less: net income attributable to noncontrolling interests	(13)	(15)	(30)	(13)

Net income/(loss) attributable to Company's common shares	$235	$93	$1,279	$(451)

Net income/(loss) per Company's common share, basic and diluted	$0.05	$0.02	$0.27	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	4,971	3,820	4,823	3,710

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income/(loss)	$248	$108	$1,309	$(438)

Other comprehensive income:
Unrealized gain on available for sale securities	388	-	1,414	-

Other comprehensive income	388	-	1,414	-

Comprehensive income/(loss)	636	108	2,723	(438)

Less: Comprehensive income attributable to non-controlling interests	(13)	(15)	(30)	(13)

Comprehensive income/(loss) attributable to the Company's common shares	$623	$93	$2,693	$(451)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares					Accumulated	Total
			Additional			Distributions in	Company	Total
	Common		Paid-In	Subscription	Accumulated Other	Excess of Net	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Comprehensive Loss	Earnings	Equity	Interests	Equity

BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$28,547	$4,735	$33,282

Net income	-	-	-	-	-	1,279	1,279	30	1,309
Other comprehensive income	-	-	-	-	1,414	-	1,414		1,414
Distributions declared	-	-	-	-	-	(1,562)	(1,562)	-	(1,562)
Distributions paid	-	-	-	-	-	-	-	(291)	(291)
Units issued to noncontrolling interests in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	500	500
Proceeds from offering	506	5	5,045	104	-	-	5,154	-	5,154
Selling commissions and dealer manager fees	-	-	(510)	-	-	-	(510)	-	(510)
Other offering costs	-	-	(561)	-	-	-	(561)	-	(561)
Redemption and cancellation of shares	(28)	(1)	(252)	-	-	-	(253)	-	(253)
Shares issued from distribution reinvestment program	73	2	691	-	-	-	693	-	693
					-
BALANCE, June 30, 2012	5,054	$51	$40,235	$-	$(800)	$(5,285)	$34,201	$4,974	$39,175

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,309	$(438)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Income)/loss from investments in unconsolidated affilated entities	(86)	359
Depreciation and amortization	184	137
Amortization of deferred financing costs	20	-
Gain on disposition of investment in unconsolidated affiliated entity	(741)	-
Changes in assets and liabilities:
Decrease/(increase) in restricted escrows	152	(311)
Increase in prepaid expenses and other assets	(402)	(161)
Increase in accounts payable and other accrued expenses	150	59
Decrease in due to sponsor	(1)	(21)

Net cash provided by/(used) in operating activities	585	(376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(23)	(12,327)
Purchase of investments in unconsolidated affiliated entities	-	(3,677)
Proceeds from disposition of investment in unconsolidated affiliated entity	560	-
Collections on note receivable from affiliate	60	-
Deposits for investment in real estate	(1,875)	-
Collections on mortgage loan receivable	-	60
Distributions from unconsolidated affiliated entities	110	-

Net cash used in investing activities	(1,168)	(15,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	6,000	-
Payment of loan fees and expenses	(150)	-
Payments on margin loan	(311)	-
Payments on mortgage indebtedness	(23)	-
Proceeds from issuance of common stock	5,154	4,775
Payment of commissions and offering costs	(1,050)	(908)
Contribution of non-controlling interests	-	897
Redemption and cancellation of common shares	(253)	(287)
Distributions to noncontrolling interests	(291)	-
Distributions to common stockholders	(781)	(564)

Net cash provided by financing activities	8,295	3,913

Net change in cash and cash equivalents	7,712	(12,407)
Cash and cash equivalents, beginning of period	5,114	18,177
Cash and cash equivalents, end of period	$12,826	$5,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$97	$-
Distributions declared	$1,562	$1,195
Value of shares issued from distribution reinvestment program	$693	$555
Commissions and other offering costs accrued but not paid	$307	$409
Subscription receivable	$(104)	$(128)
Issuance of subordinated profits interests in exchange for investment in unconsolidated affiliated entity	$500	$-
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$2,400	$-

The accompanying notes are an integral part of these consolidated financial statements

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

The Lightstone REIT II and the Operating Partnership are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company’s registration statement on Form S-11, pursuant to which it offered to sell a maximum of 51,000,000 shares of its common stock (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”), and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering will terminate no later than August 15, 2012.

The Company has filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 2,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under the its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). As of the date of this filling, the Follow-On Offering has not been declared effective by SEC under the Securities Act of 1933.

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

As of June 30, 2012, our Advisor owned 20,000 shares which were issued by us on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through June 30, 2012, cumulative gross offering proceeds of $48.6 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest at June 30, 2012 in the Operating Partnership’s common units.

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

Lightstone SLP II LLC, which is majority owned and controlled by the Company’s Sponsor committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering, which has not yet been declared effective, on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests, , will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and other offering costs.

From our inception through June 30, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 45.1% in Brownmill, LLC (“Brownmill”) in exchange for a total of 46.0 Subordinated Profits Interests with an aggregate value of $4.6 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 for additional information regarding Brownmill.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2012, the Lightstone REIT II had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

		Ownership
Entity	Date of Ownership	Interest as of June 30, 2012	As of June 30, 2012	As of December 31, 2011
Brownmill LLC ("Brownmill")	Various	45.1%	$3,892	$3,463
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	0.0%	-	2,218
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	1,752	1,707
Total investments in unconsolidated affiliated entities			$5,644	$7,388

Brownmill

During 2010, 2011 and 2012, the Company, through its Operating Partnership, entered into four separate contribution agreements between the Operating Partnership and Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Operating Partnership an approximate aggregate 45.1% equity interest (34.4%, 5.6% and 5.1% in 2010, 2011 and 2012, respectively) in Brownmill in order to fulfill the Sponsor’s semi-annual commitment to purchase Subordinated Profits Interests with cash or contributed property. In exchange, the Operating Partnership issued an aggregate of 44 units (33, 6 and 5 in 2010, 2011 and 2012, respectively) of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.4 million, of which $3.3 million, $0.6 million and $0.5 million were in 2010, 2011 and 2012, respectively), to Lightstone SLP II LLC.

The aggregate fair value of the Company’s 45.1% interest in Brownmill, based on estimated fair values as of the effective dates of the applicable contributions, was approximately $14.8 million, of which $4.4 million was in the form of equity and $10.4 million was in the form of mortgage indebtedness.

As a result of these contributions in exchange for Subordinated Profit Interests, as of June 30, 2012, the Operating Partnership owns an approximate 45.1% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

 The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$895	$923	$1,837	$1,938

Property operating expenses	310	298	627	757
Depreciation and amortization	218	213	435	397

Operating income	367	412	775	784

Interest expense and other, net	(294)	(289)	(590)	(583)

Net income	$73	$123	$185	$201

Company's share of net income	$33	$42	$78	$69

Additional depreciation and amortization expense (1)	(73)	(75)	(147)	(140)

Company's loss from investment	$(40)	$(33)	$(69)	$(71)

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the periods indicated:

	As of	As of
	June 30, 2012	December 31, 2011

Investment property, at cost (net)	$17,128	$17,500
Cash and restricted cash	903	642
Other assets	1,642	1,677

Total assets	$19,673	$19,819

Mortgage payable	$21,377	$21,589
Other liabilities	483	602
Members' deficiency	(2,187)	(2,372)

Total liabilities and members' deficiency	$19,673	$19,819

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

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received approximately $3.0 million in total consideration, consisting of approximately $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from the operating partnership of Lightstone REIT I, which is reflected in Note Receivable from Affiliate in the consolidated balance sheet as of June 30, 2012. The Lightstone REIT I Note requires monthly interest payments. During the three and six months ended June 30, 2012 the Company recognized $59 and $120, respectively, of interest income on the Lightstone REIT I Note. Additionally, the Company received a principal paydown of $60 during the second quarter of 2012 and the outstanding balance of the Lightstone REIT I Note was $2,340 as of June 30, 2012.

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

CP Boston Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the periods indicated:

	Three Months Ended June 30, 2011	For the Period March 21, 2011 through June 30, 2011

Revenue	$3,875	$4,215

Property operating expenses	3,584	4,483
Franchise cancellation expense	1,234	1,234
Depreciation and amortization	144	144
Operating loss	(1,087)	(1,646)
	-	-
Other expense	(2)	(2)
	$(1,089)	$(1,648)
Net loss	$(1,089)	$(1,648)
	$(2,180)	$(3,298)
Company's share of net loss	$(217)	$(329)

The following table represents the unaudited condensed balance sheet for the CP Boston Joint Venture as of December 31, 2011:

As of
December 31, 2011

Investment property, at cost (net)	$10,820
Intangible assets	93
Cash and restricted cash	1,754
Other assets	997
Total assets	$13,664

Other liabilities	$2,692
Members' capital	10,972
Total liabilities and members' capital	$13,664

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

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The Rego Park Joint Venture is amortizing the discount using the effective interest rate method through maturity. During the second quarter of 2012, the Rego Park Joint Venture made a distribution of $1,100 to its members, of which the Company’s share was $110.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the period indicated:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	April 12, 2011 through June 30, 2011

Operating expenses	$1	4	$202
Operating loss	(1)	(4)	(202)
Interest income	787	1,550	612
Net income	$786	$1,546	$410
Company's share of net income	$79	$155	$41

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the periods indicated:

	As of	As of
	June 30, 2012	Decemer 31, 2011

Cash and restricted cash	$40	$656
Mortgage note receivable, net	17,321	16,260
Other assets	1	-
Total assets	$17,362	$16,916

Members' capital	$17,362	$16,916
Total liabilities and members' capital	$17,362	$16,916

4.	Investment Property

All of the Company’s investment property resulted from the TownePlace Suites Hotel acquisition on January 19, 2011. Investment property consists of the following:

	As of	As of
	June 30, 2012	December 31, 2011

Land	$1,800	$1,800
Buildings and improvements	9,952	9,930
Total land, buildings and improvements	11,752	11,730
Furniture, fixtures and equipment	784	784
Investment property at cost	12,536	12,514
Less - Accumulated depreciation	(477)	(293)
Investment property at cost, net	$12,059	$12,221
Construction in progress included above	$23	$513

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(800)	$7,115

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(2,214)	$5,701

Since the Company purchased all of it equity securities in July 2011, all of the equity securities with unrealized losses as of June 30, 2012 and December 31, 2011 were in a loss position for less than 12 months. The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

Beginning in July 2011, the Company has had access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan, which is due on demand, bears interest at Libor plus 0.85% (1.10% as of June 30, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $3.0 million and $3.3 million as of June 30, 2012 and December 31, 2011, respectively. Interest expense on the margin loan was $9 and $18 during the three and six months ended June 30, 2012, respectively.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the six months ended June 30, 2012 and 2011, the Company did not recognize any impairment charges. As of June 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

As of June 30, 2012 and December 31, 2011, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the six months ended June 30, 2012.

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

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition). On April 1, 2011, the Company determined that it was no longer probable that it would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the three and six months ended June 30, 2012 the Company recognized interest income of $189 and $189, respectively, on the mortgage loan receivable. During the three and six months ended June 30, 2011, the Company recognized interest income of $251 and $251, respectively on the mortgage loan receivable.

7.	Acquisition of a TownePlace Suites Hotel

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture subsidiary of its Operating Partnership, completed the acquisition of a 95.0% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (the “TownePlace Suites Hotel”) from Citrus Suites, LLC, an unrelated third party. The remaining 5.0% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the first quarter of 2011, TPS Metairie, LLC contributed $0.7 million to LVP Metairie JV. The TownePlace Suites Hotel, which has immediate access to the New Orleans Airport, operates as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (the “Franchise Agreement”) with Marriott International, Inc. (“Marriott”).

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

The Company has established a taxable REIT subsidiary, LVP Metairie Holding Corp. (“LVP Metairie Holding”), which has entered into an operating lease agreement for the TownePlace Suites Hotel. LVP Metairie Holding has also entered into management agreement (the “TownePlace Suites Management Agreement”) with Trans Inns Management, Inc., an unrelated third party, for the management of the TownePlace Suites Hotel, and the Franchise Agreement with Marriott.  The Towne Place Suites Management Agreement, which had an initial term of one-year commencing on January 19, 2011, provides for (i) monthly base management fees equal to 3% of gross revenues, as defined and (ii) certain incentive fees.  The TownePlace Suites Management Agreement, which was extended for an additional one-year commencing on January 19, 2012, now provides for eight additional one-year extensions and may be terminated by either party with no less than 90-days written notice, by either party, in advance of the anniversary date.

The Company’s interest in LVP Metairie JV is a managing interest. Generally, quarterly distributions from LVP Metairie JV are made (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12.0% is achieved on their invested capital and (ii) thereafter, 85.0% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15.0% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, the Company has consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

During the year ended December 31, 2011, LVP Metairie JV made total distributions of approximately $784 ($745 and $39 to the Company and TPS Metairie, LLC, respectively), all of which related to the annualized preferred return. During the six months ended June 30, 2012, LVP Metairie JV made total distributions of approximately $5,816 ($5,525 and $291 to the Company and TPS Metairie, LLC, respectively). The 2012 distributions consisted of approximately $1,271 ($1,208 and $63 to the Company and TPS Metairie LLC, respectively) of annualized preferred returns and approximately $4,545 ($4,317 and $228 to the Company and LVP Metairie LLC, respectively) of return of invested capital. The 2012 distributions include the net proceeds from a $6.0 million mortgage loan (see Note 10 for additional information).

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

The following table provides the amounts of revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel since the date of acquisition for the periods indicated:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue	$952	$934	$1,909	$1,628
Net income	$268	$282	$609	$252

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

For the Six Months Ended June 30, 2011

Pro forma revenue	$1,814
Pro forma net loss	$583
Pro forma income/(loss) per common share	$(0.16)

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

On March 4, 2011, the Company, through its Operating Partnership, entered into an agreement with A.S. Holdings, providing the Operating Partnership an option to acquire a membership interest of up to 10.0% in A.S. Holdings. The option was exercisable in whole or in part, up to two times, by the Operating Partnership at any time, but in no event later than June 30, 2012. The Company did not exercise its option, in whole or in part, and it expired on June 30, 2012.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Selling commissions and dealer manager fees	$217	$298	$510	$474
Other offering costs	$216	$484	$561	$721

Since the Company’s inception through June 30, 2012, it has incurred approximately $5.1million in selling commissions and dealer manager fees and $5.0 million of other offering costs in connection with the public offering of shares of its common stock.

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

The following table, based on the initial term of the Mortgage, sets forth the estimated contractual principal maturities, including a balloon payment at maturity in the amount of $5.7 million, as of June 30, 2012:

Remainder of 2012	2013	2014	2015	Total
$52	$109	$116	$5,700	$5,977

Libor as of June 30, 2012 was 0.25%. As of June 30, 2012, the estimated fair value of the Mortgage approximated its carrying value.

11.	Earnings per Share

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Acquisition fees	$-	$14	$-	$141
Asset management fees	73	64	145	123
Total	$73	$78	$145	$264

As of both June 30, 2012 and December 31, 2011, $0.1 million was due to the Company’s Sponsor for unpaid asset management fees. As of June 30, 2012, the Company owns a 45.1% membership interest in Brownmill and a 10.0% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities. Additionally, as of June 30, 2012 the Company has a $2.3 million remaining outstanding balance on the Lightstone REIT I Note it received in connection with the sale of its 20.0% joint venture ownership interest in the CP Boston Joint Venture, effective January 1, 2012. See Note 3 for additional information.

13.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of June 30, 2012 because of the short maturity of these instruments. The carrying amount of the mortgage loan receivable approximated its fair value as of June 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

14.	Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone Value Plus Real Estate Investment Trust, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. We continue to believe these claims to be without merit and will defend the case vigorously, and anticipate filing another motion to dismiss shortly.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceeding is remote. No provision for loss has been recorded in connection therewith.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

15.	Subsequent Events

Acquisition of a SpringHill Suites Hotel

On July 13, 2012, the Company, through LVP SHS Peabody Holdings, LLC  (“LVP SHS”), a subsidiary of its Operating Partnership, entered into an Assignment and Assumption of Purchase and Sale Agreement (the “Assignment”) with Lightstone Acquisitions V LLC (the “Assignor”), a related-party.  Under the terms of the Assignment, LVP SHS was assigned to the rights and assumed the obligations of the Assignor with respects to certain Purchase and Sale Agreement (the “Purchase Agreement”), dated March 12, 2012, made between the Assignor as the Purchaser and Springhill Peabody HH LLC as the Seller, as amended, whereby the Assignor contracted to purchase a 164-suite limited service hotel located in Peabody, Massachusetts which operates as a SpringHill Suites by Marriott (the “SpringHill Suites Hotel”) pursuant to an existing management agreement with Marriott.

On July 13, 2012, the Company, through LVP SHS, completed the acquisition of the SpringHill Suites Hotel from the Seller, an unrelated third party.  In connection with the acquisition, LVP SHS assumed the existing management agreement with Marriott and simultaneously gave the requisite 30-day notice for early termination, which required the payment of a termination fee (the “Termination Fee”) of approximately $1.2 million to Marriott on August 10, 2012. Additionally, LVP SHS entered into a 20-year franchise agreement (the “SHS Franchise Agreement”) with Marriott, pursuant to which the SpringHill Suites Hotel continued to operate as a “Spring Hill Suites by Marriot”, commencing on August 11, 2012. The SHS Franchise Agreement requires the completion of certain improvements to the SpringHill Suites Hotel at an estimated cost of $2.3 million pursuant to a property improvement plan (the “PIP”) no later than August 10, 2013.

The aggregate cost for the SpringHill Suites Hotel was approximately $10.1 million, including the Termination Fee, approximately $0.8 million for a furniture, fixtures and equipment reserve (the “FFE Reserve”) which was held in escrow by Marriott and closing and other transaction-related costs.  Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $8.9 million, or approximately $85.  The acquisition was funded with cash and proceeds from a $5.2 million mortgage (the “SHS Mortgage”) obtained by LVP SHS from the Bank of the Ozarks. The FFE Reserve was released from escrow by Marriott upon termination of the existing management agreement.

The SHS Mortgage has an initial term of 3 years, bears interest at a floating rate of Libor plus 3.75%, subject to a 5.75% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

In connection with the financing, LVP SHS paid loan fees and expenses totaling approximately $56 and approximately $2.3 million of the loan proceeds were placed in an escrow to fund the PIP. Subject to certain conditions, the SHS Mortgage provides for two, one-year extension periods, at the borrowers option, that require the payment of an extension fee of 0.25% of the then outstanding principal balance. The SHS Mortgage is secured by the SpringHill Suites Hotel and the Company (i) provided a guaranty to the lender for non-recourse carve-outs and (ii) a full recourse guaranty which was reduced to 50% of the SHS Mortgage balance commencing when the SHS Franchise Agreement became effective.

The Company has established a taxable subsidiary, LVP SHS Holding Corp (“LVP SHS TRS”), which has entered into an operating lease agreement for the SpringHill Suites Hotel.  LVP SHS TRS has also entered into management agreement with SSH Peabody, LLC, an unrelated third party, for the management of the SpringHill Suites Hotel which commenced on August 11, 2012.

The capitalization rate for the SHS Hotel as of the closing of the acquisition was approximately 10.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

Distribution Payment

On July 13, 2012, the total distribution for the three-month period ending June 30, 2012 of approximately $805 was paid in full using a combination of cash and approximately 39,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from offering proceeds (approximately $233 or 29%), cash flows provided from operations (approximately $200 or 25%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $372 or 46%).

Distribution Declaration

On August 10, 2012, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2012 to shareholders of record as of September 30, 2012. The shareholders have an option to elect the receipt of shares under our DRIP.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

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

Capital required for the future purchases of real estate and/or real estate related investments is expected to be obtained from public offerings of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter. We are dependent upon the net proceeds from public offerings of our common stock to conduct our proposed activities.

The Company’s registration statement on Form S-11, pursuant to which it offered to sell a maximum of 51,000,000 shares of its common stock (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”), and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering will terminate no later than August 15, 2012.

The Company has filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 6,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under the its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). As of the date of this filling, the Follow-On Offering has not been declared effective by SEC under the Securities Act of 1933.

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

Portfolio Summary –

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2012	Annualized Revenues based on rents as of June 30, 2012	Annualized Revenues per Square Foot as of June 30, 2012
Unconsolidated Affiliated Real Estate Entity:				(not in thousands)
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	86%	$2.6 million	$16.88

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2012	Revenue per Available Room ("RevPAR") for the Three Months Ended March 31, 2012
Consolidated Hospitality Property:					(not in thousands)
Towne Place Suites	Harahan, Louisiana	2000	17,219	76%	$85

Annualized revenue is defined as the minimum monthly payments due as of June 30, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the Three Months Ended June 30, 2012 vs. June 30, 2011

Consolidated

Rental revenue

Rental revenue increased slightly by $18 to $952 during the three months ended June 30, 2012 compared to $934 for the same period in 2011. The increase reflects slightly higher RevPAR and occupancy during the 2012 period.

Property operating expenses

Property operating expenses increased slightly by $7 to $439 during the three months ended June 30, 2012 compared to $432 for the same period in 2011. The increase is attributable to increased occupancy during the 2012 period.

Real estate taxes

Real estate taxes increased by $12 to $45 during the three months ended June 30, 2012 compared to $33 for the same period in 2011.

General and administrative expenses

General and administrative increased by $143 to $472 during the three months ended June 30, 2012 compared to $329 for the same period in 2011. The increase is primarily attributable to higher acquisition related costs in the 2012 period.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $10 to $92 during the three months ended June 30, 2012 compared to $82 for the same period in 2011.

Interest and dividend income

Interest and dividend income increased by $159 to $413 during the three months ended June 30, 2012 compared to $254 for the same period in 2011. The 2012 amount includes (i) $59 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), effective January 1, 2012, (ii) $165 of dividend income earned on our investments in marketable securities, which were acquired in July 2011 and (iii) $189 of interest income on our mortgage loan receivable. The 2011 amount consisted of (i) $251 of interest income on our mortgage loan receivable and (ii) $3 of interest on our cash and cash equivalents.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended June 30, 2012 was $39 compared to a loss of $209 for the three months ended June 30, 2011. Our income/(loss) from investments in unconsolidated affiliated entities is attributable to our investments in (i) Brownmill (45.1% and 34.4% ownership interests during the 2012 and 2011 periods, respectively), (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) LVP Rego Park LLC (10.0% interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities in under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $114 during the three months ended June 30, 2012 compared to zero for the same period in 2011. Interest expense during the 2012 period consists of $105 and $9 related to our mortgage payable (obtained on March 14, 2012) and our margin loan (obtained in July 2011), respectively. We did not have any indebtedness during the 2011 period.

Other income, net

Other income, net was relatively flat at $6 during the three months ended June 30, 2012 compared to $5 for the same period in 2011.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

For the Six Months Ended June 30, 2012 vs. June 30, 2011

Consolidated

Rental revenue

Rental revenue increased by $281 to $1,909 during the six months ended June 30, 2012 compared to $1,628 for the same period in 2011. The increase reflects the timing of the TownePlace Suites acquisition and slightly higher RevPAR and occupancy in the 2012 period.

Property operating expenses

Property operating expenses increased by $120 to $864 during the six months ended June 30, 2012 compared to $744 for the same period in 2011. The increase is attributable to the timing of the acquisition of the TownePlace Suites Hotel and its increased occupancy during the 2012 period.

Real estate taxes

Real estate taxes increased by $31 to $90 during the six months ended June 30, 2012 compared to $59 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suite Hotel.

General and administrative expenses

General and administrative decreased by $246 to $793 during the six months ended June 30, 2012 compared to $1,039 for the same period in 2011. The decrease is primarily attributable to higher acquisition fees and accounting fees in the 2011 period related to the acquisition of the TownePlace Suites Hotel.

Depreciation and amortization

Depreciation and amortization expense increased by $47 to $184 during the six months ended June 30, 2012 compared to $137 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suite Hotel.

Interest and dividend income

Interest and dividend income increased by $377 to $640 during the six months ended June 30, 2012 compared to $263 for the same period in 2011. The 2012 amount consists of (i) $120 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $330 of dividend income earned on our investments in marketable securities, which were acquired in July 2011, (iii) $189 of interest income on our mortgage loan receivable and (iv) $1 of interest on our cash and cash equivalents. The 2011 amount consisted of (i) $251 of interest income on our mortgage loan receivable and (ii) $12 of interest on our cash and cash equivalents.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in the “CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $741 in our consolidated statements of operations during the first quarter of 2012.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the six months ended June 30, 2012 was $86 compared to a loss of $359 for the six months ended June 30, 2011. Our income/(loss) from investments in unconsolidated affiliated entities is attributable to our investments in (i) Brownmill (40.0% and 45.1% ownership interest during the first and second quarters of 2012, respectively, and 34.4% ownership interest during the 2011 period), (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) LVP Rego Park LLC (10.0% interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities in under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $147 during the six months ended June 30, 2012 compared to zero for the same period in 2011. Interest expense in the 2012 period consists of $129 and $18 related to our mortgage payable (obtained on March 14, 2012) and our margin loan (obtained in July 2011), respectively. We did not have any indebtedness during the 2011 period.

Other income, net

Other income, net was relatively flat at $11 during the six months ended June 30, 2012 compared $9 for the same period in 2011.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2012, our primary sources of funds were $4.1 million of net proceeds from the sale of shares of common stock under our Offering and $5.8 million of net mortgage financing proceeds related to our TownePlace Suites Hotel. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

Our future sources of funds will primarily be (i) the net proceeds from our public offerings, (ii) our operating cash flows, (iii) the repayment of the note receivable from affiliate and (iv) our borrowings. We currently believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have a mortgage payable of $6.0 million on our TownePlace Suites Hotel and a margin loan of $3.0 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2012, our total borrowings aggregated $9.0 million which represented 23% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition fees	$-	$14	$-	$141
Asset management fees	73	64	145	123

Total	$73	$78	$145	$264

In addition, total selling commissions and dealer manager fees incurred were $217 and $510 during the three and six months ended June 30, 2012 , respectively, and $298 and $474 during the three and six months ended June 30, 2011, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2012	2011

Net cash provided by/(used in) operating activities	$585	$(376)
Net cash used in investing activities	(1,168)	(15,944)
Net cash provided by financing activities	8,295	3,913
Net change in cash and cash equivalents	7,712	(12,407)
Cash and cash equivalents, beginning of the period	5,114	18,177
Cash and cash equivalents, end of the period	$12,826	$5,770

Our principal sources of cash flow were derived from net offering proceeds received and proceeds from a mortgage financing. In the future, we intend to acquire properties which will provide a relatively consistent stream of cash flow in order to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, scheduled debt service on our mortgage payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. Additionally, we have a demand note receivable received from Lightstone REIT I in connection with the sale of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an outstanding balance of $2.3 million as of June 30, 2012.

Operating activities

The net cash provided by operating activities of $0.6 million during the 2012 period primarily related to our net income of $1.3 million less a nonrecurring gain on disposition in the amount of $0.7 million related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Join Venture.

Investing activities

The net cash used in investing activities of $1.2 million during the 2012 period reflects the placement in escrow of an aggregate of $1.9 million of deposits towards the acquisition of a hotel, which was acquired on July 13, 2012 (see Note 15 of the Notes to Consolidated Financial Statements for additional information) partially offset by (i) $0.6 million of aggregate cash proceeds received from Lightstone I related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture and (ii) $0.1 million of distributions received from our investments in unconsolidated affiliated entities.

Financing activities

The net cash provided by financing activities of $8.3 million during the 2012 period primarily consists of proceeds from the issuance of our common stock of $5.2 million and net mortgage financing proceeds of $5.8 million on our TownePlace Suites Hotel partially offset by the payment of selling commissions, dealer manager fees and other offering costs of $1.1 million, distributions to common stockholders of $0.8 million, distributions to noncontrolling interests of $0.3 million, redemptions and cancellations of shares of common stock of $0.2 million and paydowns on our margin loan of $0.3 million.

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

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of June 30, 2012.

	Remainder of
Contractual Obligations	2012	2,013	2,014	2,015	2,016	Thereafter	Total
Mortgage Payable(1)	$52	$109	$116	$5,700	$-	$-	$5,977
Interest Payments(2)	182	357	351	92	-	-	982

Total Contractual Obligations	$234	$466	$467	$5,792	$-	$-	$6,959

(1)	Our mortgage payable provides for monthly principal payments through its initial term. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made. These amounts represent future estimated principal payments based on the floor interest rate of 6.00%, which was in effect as of June 30, 2012.
(2)	Our mortgage payable bears interest at Libor plus 3.75%, subject to a floor of 6.00%. These amounts represent estimated future interest payments based on the floor rate of 6.00%, which was in effect as of June 30, 2012.

In addition to the mortgage payable described above, in July 2011, we used a margin loan that is available from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $3.0 million as of June 30, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.10% as of June 30, 2012).

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

The below table illustrates the items deducted in the calculation of FFO and MFFO. Items are presented net of noncontrolling interest portions where applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income/(loss)	$248	$108	$1,309	$(438)
FFO adjustments:
Depreciation and amortization of real estate assets	92	82	184	137
Gain on disposition of unconsolidated affiliated entity	-	-	(741)	-
Adjustments to equity in earnings from unconsolidated entities, net	170	176	331	303
FFO	510	366	1,083	2
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	153	120	163	498
Adjustments to equity in earnings from unconsolidated entities, net	(61)	195	(129)	187
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	-	-	-	-
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
MFFO	602	681	1,117	687
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$602	$681	$1,117	$687

Net income/(loss)	$248	$108	$1,309	$(438)
Less: income attributable to noncontrolling interests	(13)	(15)	(30)	(13)
Net income/(loss) applicable to Company's common shares	$235	$93	$1,279	$(451)
Net income/(loss) per common share, basic and diluted	$0.05	$0.02	$0.27	$(0.12)

FFO	$510	$366	$1,083	$2
Less: FFO attributable to noncontrolling interests	(18)	(19)	(39)	(20)
FFO attributable to Company's common shares	$492	$347	$1,044	$(18)
FFO per common share, basic and diluted	$0.10	$0.09	$0.22	$-

MFFO - IPA recommended format	$602	$681	$1,117	$687
Less: MFFO attributable to noncontrolling interests	(18)	(24)	(40)	(41)
MFFO attributable to Company's common shares	$584	$657	$1,077	$646

Weighted average number of common shares outstanding, basic and diluted	4,971	3,820	4,823	3,710

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following tables provides a summary of our quarterly distributions declared for the three months ended June 30, 2012 and March 31, 2012, respectively and the three months ended June 30, 2011 and March 31, 2011, respectively. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			May 14, 2012		March 30, 2012

Date distribution paid			July 13, 2012		April 13, 2012

Distributions paid	$840		$433		$407
Distributions reinvested	722		372		350
Total Distributions	$1,562		$805		$757

Source of distributions:
Cash flows provided by operations	$585	37%	$200	25%	$385	51%
Offering proceeds	255	16%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	722	47%	372	46%	350	46%
Total Sources	$1,562	100%	$805	100%	$757	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$585		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	75		39		36

	Six Months Ended June 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			May 13, 2011		March 4, 2011

Date distribution paid			July 15, 2011		April 15, 2011

Distributions paid	$609		$319		$290
Distributions reinvested	588		300		288
Total Distributions	$1,197		$619		$578

Source of distributions:
Cash flows provided by operations	$319	27%	$319	52%	$-	0%
Offering proceeds	290	24%	-	0%	290	50%
Proceeds from issuance of common stock through DRIP	588	49%	300	48%	288	50%
Total Sources	$1,197	100%	$619	100%	$578	100%

Cash flows provided by/(used in) operations (GAAP basis)	$(376)		$556		$(932)

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	62		32		30

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
June 30, 2012

FFO	$1,682
Distributions	$5,938

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of June 30, 2012, our net tangible book value per share was $7.75. The offering price of primary shares under our offering (ignoring purchase price discounts for certain categories of purchasers) as of June 30, 2012 was $10.00.

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

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2012 and certain accounting standards, if any, that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2012 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2012, we did not have any derivative agreements outstanding.

As of June 30, 2012, we held marketable securities with a fair value of a $7.1 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2012, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.7 million.

The following table shows the mortgage payable obligations maturing during the next five years and thereafter as of June 30, 2012:

	Remainder of
Contractual Obligations	2012	2,013	2,014	2,015	2,016	Thereafter	Total
Mortgage Payable	$52	$109	$116	$5,700	$-	$-	$5,977

As of June 30, 2012, our mortgage payable bore interest at a variable rate of Libor plus 3.75%, subject to a floor of 6.00%. Accordingly, the interest expense associated with this instrument is subject to changes in market interest rates. However, based on the Libor rate of 0.25% as of June 30, 2012, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of June 30, 2012 because of the short maturity of these instruments. The carrying amount of our mortgage loan receivable approximated its fair value as of June 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan. The estimated fair value of our mortgage payable, which we obtained on March 14, 2012, is as follows:

	As of June 30, 2012
	Carrying Amount	Estimated Fair Value
Mortgage payable	$5,977	$5,977

The fair value of our mortgage payable was determined by discounting the future contractual interest and principal payments by a market interest rate.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance debt in the future. As of June 30, 2012, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone Value Plus Real Estate Investment Trust, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. We continue to believe these claims to be without merit and will defend the case vigorously, and anticipate filing another motion to dismiss shortly.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceeding is remote. No provision for loss has been recorded in connection therewith.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2012, there were no such material developments.

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

As of June 30, 2012, our Advisor owned 20,000 shares which were issued on May 20, 2008, for $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering by receiving subscriptions of common shares representing gross offering proceeds of approximately $6.5 million. Through June 30, 2012, cumulative gross offering proceeds of $48.6 million have been released to us. We have invested the proceeds from this sale of our common stock and proceeds from our Advisor in our Operating Partnership, and as a result, held a 99.99% general partnership interest as of June 30, 2012 in our Operating Partnership’s common units.

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

From our inception through June 30, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 45.1% in Brownmill, LLC (“Brownmill”) in exchange for 46 Subordinated Profits Interests with an aggregate value of $4.6 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding Brownmill. .

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through June 30, 2012 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$5,096
Other expenses incurred and paid to non-affiliates	5,024
Total offering expenses incurred	$10,120

As of June 30, 2012, the total costs of raising capital associated with our offerings which we have funded, including fees paid to our Dealer Manager was approximately 21% of total proceeds.

From our inception date through June 30, 2012, we have used the cumulative net offering proceeds received of $38.5 million, after deducting offering expenses incurred of $10.1 million, as follows:

(Dollars in thousands)

Purchase of investment property, net of mortgage financings	$6,587
Purchase of investments in unconsolidated affiliated entities	3,993
Purchase of mortgage loan receivable, net of collections	7,029
Purchase of marketable securities, net of margin loan	4,886
Cash and cash equivalents (as of June 30, 2012)	12,826
Cash distributions not funded by operations	1,523
Deposits for investments in real estate	1,875
Other uses (primarily timing of payables)	(200)

Total uses	$38,519

From our inception date through June 30, 2012, we have sold 4.9 million shares under our offering for an aggregate amount of approximately $48.6 million. In addition, we have issued approximately 261,000 shares for an aggregate amount of approximately $2.5 million under our DRIP.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 14, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

