Form 10-Q
period 2012-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-11-16
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐  No ☑

As of November 9, 2012, there were approximately 5.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”), is relying on Release No. 68224 issued by the Securities and Exchange Commission titled “Order Under Section 17a and Section 36 of the Securities Exchange Act Of 1934 Granting Exemptions from Specified Provisions of the Exchange Act And Certain Rules There under,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Lightstone REIT II’s finance department and its independent accountants are located in New Jersey and accordingly, the Lightstone REIT II was unable to file this Report by the original due date of November 14, 2012 due to disruptions caused by Hurricane Sandy.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investment property:
Land and improvements	$4,600	$1,800
Building and improvements	18,887	9,417
Furniture and fixtures	1,814	784
Construction in progress	-	513
Gross investment property	25,301	12,514
Less accumulated depreciation	(664)	(293)
Net investment property	24,637	12,221

Investments in unconsolidated affiliated entities	5,528	7,388
Cash and cash equivalents	7,174	5,114
Marketable securities, available for sale	7,583	5,701
Restricted escrows	3,611	374
Mortgage loan receivable, net	7,029	7,029
Note receivable from affiliate	2,340	-
Prepaid expenses and other assets	1,540	245
Total Assets	$59,442	$38,072

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$918	$659
Margin loan	2,873	3,340
Mortgages payable	11,208	-
Due to sponsor	129	74
Distributions payable	846	717
Total liabilities	15,974	4,790

Commitments and contingencies (Note 13)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 5,198 and 4,503 shares issued and outstanding in 2012 and 2011, respectively	52	45
Additional paid-in-capital	41,092	35,822
Subscription receivable	-	(104)
Accumulated other comprehensive loss	(332)	(2,214)
Accumulated distributions in excess of net earnings	(2,316)	(5,002)
Total Company stockholders' equity	38,496	28,547

Noncontrolling interests	4,972	4,735

Total Stockholders' Equity	43,468	33,282

Total Liabilities and Stockholders' Equity	$59,442	$38,072

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Rental revenue	$2,116	$656	$4,025	$2,284

Expenses:
Property operating expenses	1,221	369	2,085	1,113
Real estate taxes	79	32	169	91
General and administrative costs	412	246	1,205	1,285
Depreciation and amortization	188	82	372	219

Total operating expenses	1,900	729	3,831	2,708

Operating (loss)/income	216	(73)	194	(424)

Interest and dividend income	324	515	964	779
Gain on disposition of unconsolidated affiliated entity	-	-	741	-
Bargain purchase gain	3,500	-	3,500	-
Income/(loss) from investments in unconsolidated affiliated entities	42	89	128	(270)
Interest expense	(164)	(9)	(311)	(9)
Other (expense)/income, net	(90)	4	(79)	12

Net income	3,828	526	5,137	88

Less: net income attributable to noncontrolling interests	(13)	(9)	(43)	(22)

Net income attributable to Company's common shares	$3,815	$517	$5,094	$66

Net income per Company's common share, basic and diluted	$0.74	$0.13	$1.03	$0.02

Weighted average number of common shares outstanding, basic and diluted	5,159	4,107	4,936	3,844

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$3,828	$526	$5,137	$88

Other comprehensive income/(loss):
Unrealized gain/(loss) on available for sale securities	468	(2,505)	1,882	(2,505)

Comprehensive income/(loss)	4,296	(1,979)	7,019	(2,417)

Less: Comprehensive income attributable to noncontrolling interests	(13)	(9)	(43)	(22)

Comprehensive income/(loss) attributable to the Company's common shares	$4,283	$(1,988)	$6,976	$(2,439)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

						Accumulated	Total
	Common Shares		Additional			Distributions in	Company	Total
	Common		Paid-In	Subscription	Accumulated Other	Excess of Net	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Comprehensive Loss	Earnings	Equity	Interests	Equity
BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$28,547	$4,735	$33,282

Net income	-	-	-	-	-	5,094	5,094	43	5,137
Other comprehensive income	-	-	-	-	1,882	-	1,882		1,882
Distributions declared	-	-	-	-	-	(2,408)	(2,408)	-	(2,408)
Distributions paid	-	-	-	-	-	-	-	(306)	(306)
Units issued to noncontrolling interests in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	500	500
Proceeds from offering	622	6	6,209	104	-	-	6,319	-	6,319
Selling commissions and dealer manager fees	-	-	(631)	-	-	-	(631)	-	(631)
Other offering costs	-	-	(1,014)	-	-	-	(1,014)	-	(1,014)
Redemption and cancellation of shares	(40)	(1)	(356)	-	-	-	(357)	-	(357)
Shares issued from distribution reinvestment program	113	2	1,062	-	-	-	1,064	-	1,064
					-
BALANCE, September 30, 2012	5,198	$52	$41,092	$-	$(332)	$(2,316)	$38,496	$4,972	$43,468

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,137	$88
Adjustments to reconcile net income to net cash provided by operating activities:
(Income)/loss from investments in unconsolidated affilated entities	(128)	270
Depreciation and amortization	372	219
Amortization of deferred financing costs	43	-
Gain on disposition of investment in unconsolidated affiliated entity	(741)	-
Bargain purchase gain	(3,500)	-
Changes in assets and liabilities:
Decrease in restricted escrows	272	657
Increase in prepaid expenses and other assets	(1,097)	(146)
Increase in accounts payable and other accrued expenses	440	20
Increase/(decrease) in due to sponsor	55	(13)

Net cash provided by operating activities	853	1,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(9,288)	(12,473)
Purchase of restricted escrow	(835)	-
Purchase of marketable securities, net of margin loan	-	(4,342)
Purchase of investments in unconsolidated affiliated entities	-	(3,796)
Proceeds from disposition of investment in unconsolidated affiliated entity	560	-
Collections on note receivable from affiliate	60	-
Funding of restricted escrows	(2,676)	-
Collections on mortgage loan receivable	-	60
Distributions from unconsolidated affiliated entities	269	-

Net cash used in investing activities	(11,910)	(20,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financing	11,273	-
Payment of loan fees and expenses	(242)	-
Payments on margin loan	(467)	-
Payments on mortgages payable	(65)	-
Proceeds from issuance of common stock	6,319	7,414
Payment of commissions and offering costs	(1,823)	(1,353)
Contribution of noncontrolling interests	-	897
Redemption and cancellation of common shares	(357)	(374)
Distributions to noncontrolling interests	(306)	(14)
Distributions to common stockholders	(1,215)	(883)

Net cash provided by financing activities	13,117	5,687

Net change in cash and cash equivalents	2,060	(13,769)
Cash and cash equivalents, beginning of period	5,114	18,177
Cash and cash equivalents, end of period	$7,174	$4,408

Supplemental disclosure of cash flow information:
Cash paid for interest	$239	$-
Distributions declared	$2,408	$1,889
Marketable securities purchased with margin loan, net	$-	$3,573
Value of shares issued from distribution reinvestment program	$1,064	$875
Commissions and other offering costs accrued but not paid	$108	$482
Subscription receivable	$(104)	$(339)
Issuance of subordinated profits interests in exchange for investment in unconsolidated affiliated entity	$500	$-
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$2,400	$-

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

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group (the “Sponsor”) and wholly owns the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor.

The Company’s registration statement on Form S-11, pursuant to which it offered to sell up to 51,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering, which terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of September 30, 2012, the Company had not sold any shares of common stock under the Follow-On Offering, however, the Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager (“Dealer Manager”) of the Company’s Offering pursuant to an Assignment and Amendment of Dealer Manager Agreement (the “Assignment and Amendment”). Pursuant to the Assignment and Amendment, ICON Securities was assigned the Dealer Manager Agreement between Lightstone Securities LLC ("Lightstone Securities”) and the Company dated February 17, 2009 and assumed all of Lightstone Securities’ rights and obligations thereunder from and after the effective date of the Assignment and Amendment. Prior to July 8, 2011, Lightstone Securities served as the dealer manager for the Company’s Offering. As of July 8, 2011, upon effectiveness of the Assignment and Amendment, the Wholesaling Agreement between the Company, Lightstone Securities and ICON Securities was terminated.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

All further references to the Dealer Manager will be deemed to refer to either Lightstone Securities, ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

As of September 30, 2012, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 30, 2012, cumulative gross offering proceeds of $49.8 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest as of September 30, 2012 in the Operating Partnership’s common units.

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

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through September 30, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 45.1% in Brownmill, LLC (“Brownmill”) in exchange for a total of 46.0 Subordinated Profits Interests with an aggregate value of $4.6 million (see Note 4). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2012, the Lightstone REIT II had a 99.99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

New Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

3.	Acquisitions

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

During the year ended December 31, 2011, LVP Metairie JV made total distributions of approximately $784 ($745 and $39 to the Company and TPS Metairie, LLC, respectively), all of which related to the annualized preferred return. During the nine months ended September 30, 2012, LVP Metairie JV made total distributions of approximately $6,120 ($5,814 and $306 to the Company and TPS Metairie, LLC, respectively). The 2012 distributions consisted of approximately $1,575 ($1,497 and $78 to the Company and TPS Metairie LLC, respectively) of annualized preferred returns and approximately $4,545 ($4,317 and $228 to the Company and LVP Metairie LLC, respectively) of return of invested capital. The 2012 distributions include the net proceeds from a $6.0 million mortgage loan obtained on March 14, 2012 (see Note 9).

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

SpringHill Suites Hotel

On July 13, 2012, the Company, through LVP SHS Peabody, LLC (“LVP SHS”), a subsidiary of its Operating Partnership, entered into an Assignment and Assumption of Purchase and Sale Agreement (the “Assignment”) with Lightstone Acquisitions V LLC (the “Assignor”), an affiliate of the Company’s Sponsor.  Under the terms of the Assignment, LVP SHS was assigned the rights and assumed the obligations of the Assignor with respects to certain Purchase and Sale Agreement (the “Purchase Agreement”), dated March 12, 2012, made between the Assignor as the Purchaser and Springhill Peabody HH LLC as the Seller, as amended, whereby the Assignor contracted to purchase a six story, 164-suite, limited services hotel located in Peabody, Massachusetts which operates as a SpringHill Suites by Marriott (the “SpringHill Suites Hotel”) which was constructed and commenced operations in July 2002.

On July 13, 2012, the Company, through LVP SHS, completed the acquisition of the SpringHill Suites Hotel from the Seller, an unrelated third party.  In connection with the acquisition, LVP SHS assumed the existing Management Agreement with Marriott and simultaneously gave the requisite 30-day notice for early termination, which required the payment of a termination fee (the “Termination Fee”) of approximately $1.2 million to Marriott. Contemporaneously, LVP SHS entered into a 20-year franchise agreement (the “Franchise Agreement”) with Marriott, pursuant to which the SpringHill Suites Hotel continued to operate as a SpringHill Suites by Marriott commencing on August 11, 2012. The Company has established a taxable subsidiary, LVP SHS Holding Corp (“LVP SHS TRS”), which has entered into an operating lease agreement for the SpringHill Suites Hotel.  LVP SHS TRS has also entered into a new management agreement (the SSH Peabody Management Agreement”) with SSH Peabody, LLC, an unrelated third party, for the management of the SpringHill Suites Hotel which commenced on August 11, 2012.

The Franchise Agreement requires the completion of certain improvements to the SpringHill Suites Hotel at an estimated cost of $2.3 million pursuant to a property improvement plan (the “PIP”) no later than August 11, 2013. The SSH Peabody Management Agreement has an initial term of one-year and automatically renews for additional one-year terms on the anniversary date provided 60-day advance written notice is not provided by either party. The SSH Peabody Management Agreement provides for (i) a basic management fee equal to 3% of total revenues, (ii) a centralized accounting services fee of $3 per month, subject annual increases based on the consumer price index, and (iii) an incentive management fee equal to 15% of the amount by which gross operating profit, as defined, exceeds a prescribed threshold, subject to a cap of 2.0% of total annual revenues.

The aggregate cost for the SpringHill Suites Hotel was approximately $10.1 million, including the Termination Fee and approximately $0.8 million for a furniture, fixtures and equipment reserve (the “FFE Reserve”) held in escrow by Marriott.  In connection with the acquisition, the Company’s incurred closing and other transaction costs of approximately $0.2 million, including an acquisition fee equal to 0.95% of the contractual purchase price of $8.9 million (excluding the Termination Fee), or approximately $85, paid to the Company’s advisor.  The acquisition was funded in part with cash and proceeds from a $5.3 million mortgage obtained by LVP SHS from the Bank of the Ozarks. The FFE Reserve was subsequently released from escrow by Marriott in October 2012 as a result of the termination of the existing Management Agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The acquisition was accounted for under the purchase method of accounting with LVP SHS treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $13.6 million exceeded the aggregate cost of $10.1 million, resulting in the recognition of a bargain purchase gain of approximately $3.5 million in the consolidated statements of operations during the third quarter of 2012. The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.8 million was allocated to land, $9.0 million was allocated to building and improvements and $1.0 million was allocated to furniture and fixtures. Additionally, the FFE Reserve, which is included in restricted escrows in the consolidated balance sheet as of September 30, 2012, was recorded at its cost of approximately $0.8 million.

The capitalization rate for the SpringHill Suites Hotel as of the closing of the acquisition was 10.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel and the SpringHill Suites Hotel since their respective dates of acquisition for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$2,116	$656	$4,025	$2,284
Net income(1)	$3,699	$168	$4,308	$420

Note:

(1)	Includes the $3.5 million bargain purchase gain recorded in the third quarter of 2012 in connection with the acquisition of the SpringHill Suites Hotel.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the TownePlace Suites Hotel and the SpringHill Suites Hotel had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma rental revenue	$2,295	$1,641	$5,875	$5,118
Pro forma net income/(loss)(1)	$280	$513	$1,295	$(84)
Pro forma net income/(loss) per Company's common share, basic and diluted(1)	$0.05	$0.12	$0.25	$(0.03)

Note:

(1)	Excludes the $3.5 million bargain purchase gain recorded in the third quarter of 2012 in connection with the acquisition of the SpringHill Suites Hotel.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

4.	Investments in Unconsolidated Affiliated Entities

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

Entity	Date of Ownership	Ownership Interest as of September 30, 2012	As of September 30, 2012	As of December 31, 2011
Brownmill LLC ("Brownmill")	Various	45.1%	$3,719	$3,463
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	0.0%	-	2,218
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	1,809	1,707
Total investments in unconsolidated affiliated entities			$5,528	$7,388

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

As a result of these contributions in exchange for Subordinated Profit Interests, as of September 30, 2012, the Operating Partnership owns an approximate 45.1% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the nine months ended September 30, 2012, Brownmill made distributions of $300 to its members, of which the Company’s share was $135.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$893	$922	$2,730	$2,860

Property operating expenses	319	390	946	1,151
Depreciation and amortization	216	213	651	610

Operating income	358	319	1,133	1,099

Interest expense and other, net	(295)	(295)	(885)	(878)
Net income	$63	$24	$248	$221
Company's share of net income	$28	$7	$106	$74
Additional depreciation and amortization expense(1)	(67)	(32)	(214)	(169)
Company's loss from investment	$(39)	$(25)	$(108)	$(95)

Note:

(2)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	September 30, 2012	December 31, 2011

Investment property, at cost (net)	$16,947	$17,500
Cash and restricted cash	762	642
Other assets	1,636	1,677
Total assets	$19,345	$19,819

Mortgage payable	$21,270	$21,589
Other liabilities	498	602
Members' deficiency	(2,423)	(2,372)
Total liabilities and members' deficiency	$19,345	$19,819

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

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received approximately $3.0 million in total consideration, consisting of approximately $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from the operating partnership of Lightstone REIT I, which is reflected in Note Receivable from Affiliate in the consolidated balance sheet as of September 30, 2012. The Lightstone REIT I Note requires monthly interest payments. During the three and nine months ended September 30, 2012 the Company recognized $60 and $180, respectively, of interest income on the Lightstone REIT I Note. Additionally, the Company received a principal paydown of $60 during the second quarter of 2012 and the outstanding balance of the Lightstone REIT I Note was $2,340 as of September 30, 2012.

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

CP Boston Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2011	For the Period March 21, 2011 through September 30, 2011
Revenue	$3,604	$7,819

Property operating expenses	3,259	7,742
Franchise cancellation expense	-	1,234
Depreciation and amortization	144	288
Operating income/(loss)	201	(1,445)
Other income, net	8	6
Net income/(loss)	$209	$(1,439)

Company's share of net income/(loss)	$42	$(288)

The following table represents the unaudited condensed balance sheet for the CP Boston Joint Venture as of December 31, 2011:

As of
December 31, 2011

Investment property, at cost (net)	$10,820
Intangible assets	93
Cash and restricted cash	1,754
Other assets	997
Total assets	$13,664

Other liabilities	$2,692
Members' capital	10,972
Total liabilities and members' capital	$13,664

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The Rego Park Joint Venture is accreting the discount using the effective interest rate method through maturity. During the nine months ended September 30, 2012, the Rego Park Joint Venture made aggregate distributions of $1,340 to its members, of which the Company’s share was $134.

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Period April 12, 2011 through September 30, 2011

Operating expenses	$-	$-	$4	$202
Operating loss	-	-	(4)	(202)
Interest income	813	717	2,363	1,329
Net income	$813	$717	$2,359	$1,127
Company's share of net income	$81	$72	$236	$113

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2012	December 31, 2011

Cash and restricted cash	$44	$656
Mortgage note receivable, net	17,847	16,260
Other assets	45	-
Total assets	$17,936	$16,916

Other liabilities	$1	$-
Members' capital	17,935	16,916
Total liabilities and members' capital	$17,936	$16,916

5. Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(332)	$7,583

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(2,214)	$5,701

The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

In July 2011, the Company obtained access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan, which is due on demand, bears interest at Libor plus 0.85% (1.06% as of September 30, 2012) and is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.9 million and $3.3 million as of September 30, 2012 and December 31, 2011, respectively. Interest expense on the margin loan was $9 and $27 during the three and nine months ended September 30, 2012, respectively, and $9 and $9 during the three and nine months ended September 30, 2011, respectively.

The Company considers the declines in market value of its investment portfolio to be temporary in nature. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the nine months ended September 30, 2012 and 2011, the Company did not recognize any impairment charges. As of September 30, 2012, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

As of September 30, 2012 and December 31, 2011, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the nine months ended September 30, 2012.

6.	Mortgage Loan Receivable

On June 29, 2010, the Company purchased a fixed-rate of 5.916%, nonrecourse mortgage note (the “Loan”) from Citigroup Global Markets Realty Corp. (“CGMC”), an unrelated third party, for $7.9 million. The Loan was originated by the CGMC in August 2007 with an original principal balance of $18.7 million and is collateralized by a 141-room limited service hotel located in East Rutherford, New Jersey. The hotel is currently operating under a franchise agreement with Marriott as a Fairfield Inn. The Loan was scheduled to mature in September 2017 under its original term, and has been in default since February 2009.

The Company initially recorded the Loan as a mortgage loan receivable at $7.9 million, net of a discount of $10.8 million, on its consolidated balance sheet. As the Loan is in default, the Company is not accreting the discount.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

The borrower under the loan agreement is required to transfer any excess cash to the Company on a monthly basis. Prior to April 1, 2011, the Company, was applying the excess cash to required funding for taxes and insurance and other escrow related disbursements and any remaining cash was applied to outstanding principal and the excess, if any, was to be recognized as interest income (the cost recovery method of income recognition). On April 1, 2011, the Company determined that it was no longer probable that it would take ownership in the foreseeable future and stopped applying the cost recovery method and instead began to apply the cash receipts method of income recognition, whereby the Company will recognize any excess cash, after the required funding for taxes and insurance and other escrow related disbursements, as interest income until such time as the borrower is current on all amounts owed to the Company for interest and then any remaining cash will be applied to outstanding principal. During the three and nine months ended September 30, 2012 the Company recognized interest income of $99 and $288, respectively, on the mortgage loan receivable. During the three and nine months ended September 30, 2011, the Company recognized interest income of $351 and $602, respectively on the mortgage loan receivable.

7.	Option Agreement to Acquire an Interest in Festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of Lichtenstein acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

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

8.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Selling commissions and dealer manager fees	$121	$219	$631	$693
Other offering costs	$453	$297	$1,014	$1,018

Since the Company’s inception through September 30, 2012, it has incurred approximately $5.2 million in selling commissions and dealer manager fees and $5.5 million of other offering costs in connection with the public offering of shares of its common stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

9.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average			Loan Amount Outstanding
Description	Interest Rate	Interest Rate as of September 30, 2012	Maturity Date	Amount Due at Maturity	As of September 30, 2012	As of December 31, 2011

TownePlace Suites Mortgage, secured by TownePlace Suites Hotel located in Metairie, Louisiana	Libor plus 3.75%, subject to 6.00% floor	6.00%	March 14, 2015	$5,663	$5,950	$-

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites Hotel located in Peabody, Massachusetts	Libor plus 3.75%, subject to 5.75% floor	5.75%	July 13, 2015	4,966	5,258	-

		5.88%			$11,208	$-

TownePlace Suites Mortgage

On March 14, 2012, the LVP Metairie JV obtained a mortgage (the ‘‘TownePlace Suites Mortgage’’) in the principal amount of $6.0 million from the Bank of the Ozarks. The TownePlace Suites Mortgage has an initial term of 3 years with an initial maturity date of March 14, 2015, bears interest at a floating rate of Libor plus 3.75%, subject to a 6.00% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

In connection with the financing, the LVP Metairie JV paid loan fees and expenses totaling approximately $0.2 million, which are being amortized into interest expense in accordance with the effective interest method over the initial term of the TownePlace Suites Mortgage. Subject to certain conditions, the Mortgage provides for two, one-year extension periods, at the borrowers option, that require the payment of an extension fee of 0.25% of the then outstanding principal balance. The TownePlace Suites Mortgage is secured by the TownePlace Suites Hotel and the Company has provided a guaranty to the lender for non-recourse carve-outs.

SpringHill Suites Mortgage

On July 13, 2012, the LVP SHS obtained a mortgage (the ‘‘SpringHill Suites Mortgage’’) in the principal amount of $5.3 million from the Bank of the Ozarks. The SpringHill Suites Mortgage has an initial term of 3 years with an initial maturity date of July 13, 2015, bears interest at a floating rate of Libor plus 3.75%, subject to a 5.75% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

In connection with the financing, the LVP SHS paid loan fees and expenses totaling approximately $0.1 million, which are being amortized into interest expense in accordance with the effective interest method over the initial term of the SpringHill Suites Mortgage, and approximately $3.5 million of the loan proceeds were placed in an escrow for the PIP and the Termination Fee, which was subsequently repaid (see Note 3). Subject to certain conditions, the SpringHill Suites Mortgage provides for two, one-year extension periods, at the borrowers option, that require the payment of an extension fee of 0.25% of the then outstanding principal balance. The SpringHill Suites Mortgage is secured by the SpringHill Suites Hotel and the Company has provided a guaranty to the lender for non-recourse carve-outs and also provided a full recourse guaranty through the date the Franchise Agreement became effective, at which time the recourse guaranty was reduced to 50.0% of the SpringHill Suites Mortgage. Additionally, the SpringHill Suites Mortgage provides for an additional single loan advance of up to $1.0 million no later than six months prior to July 13, 2015, subject to the satisfaction of certain conditions, including completion of the PIP and achievement of a debt service coverage ratio of at least 1.75.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2012:

	Remainder of 2012	2013	2014	2015	Total
Principal maturities	$51	$210	$223	$10,724	$11,208

Libor as of September 30, 2012 was 0.21%. As of September 30, 2012, the estimated fair value of the mortgages payable approximated its carrying value.

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.7 million was held in restricted escrow accounts as of September 30, 2012. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

10.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/(loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

11.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 8 for additional information), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition fees	$85	$-	$85	$141
Asset management fees	95	71	240	194
Total	$180	$71	$325	$335

As of both September 30, 2012 and December 31, 2011, $0.1 million was due to the Company’s Sponsor for unpaid asset management fees. As of September 30, 2012, the Company owns a 45.1% membership interest in Brownmill and a 10.0% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities. Additionally, as of September 30, 2012 the Company has a $2.3 million remaining outstanding balance on the Lightstone REIT I Note it received in connection with the sale of its 20.0% joint venture ownership interest in the CP Boston Joint Venture, effective January 1, 2012. See Note 4 for additional information.

12.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of September 30, 2012 because of the short maturity of these instruments. The estimated fair value of the mortgage loan receivable was approximated $11.8 million as of September 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions) (Unaudited)

13.	Commitments and Contingencies

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

14.	Subsequent Events

Distribution Payment

On October 15, 2012, the total distribution for the three-month period ending September 30, 2012 of approximately $846 was paid in full using a combination of cash and approximately 41,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from offering proceeds (approximately $185 or 22%), cash flows provided from operations (approximately $268 or 32%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $393 or 46%).

Distribution Declaration

On November 9, 2012, the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2012. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2013 to shareholders of record as of December 31, 2012. The shareholders have an option to elect the receipt of shares under our DRIP.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the failure of the Company to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of the Company to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in the Company’s other reports filed with the SEC.

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

The Company’s registration statement on Form S-11, pursuant to which it offered to sell a maximum of 51,000,000 shares of its common stock (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”), and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering terminated on August 15, 2012.

The Company has filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 6,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under the its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Follow-On Offering was declared effective by SEC under the Securities Act of 1933 on September 27, 2012.

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

Portfolio Summary –

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2012	Annualized Base Rent as of September 30, 2012	Annualized Based Rents per Square Foot as of September 30, 2012
						(not in thousands)
Unconsolidated Affiliated Real Estate Entity:
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	86%	$2.7 million	$17.04

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2012	Revenue per Available Room ("RevPAR") for the Nine Months Ended September 30, 2012
					(not in thousands)
Consolidated Hospitality Properties:
Towne Place Suites	Harahan, Louisiana	2000	33,976	79%	$84

SpringHill Suites	Peabody, Massachusetts	2002	15,088	82%	$86

Total Hospitality Properties			49,064	80%

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2012 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the periods presented, the Company’s consolidated operating properties included the TownePlace Suites Hotel, which was acquired on January 19, 2011, and the SpringHill Suites Hotel, which was acquired on July 13, 2012. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

For the Three Months Ended September 30, 2012 vs. September 30, 2011

Consolidated

Rental revenue

Rental revenue increased by $1,460 to $2,116 during the three months ended September 30, 2012 compared to $656 for the same period in 2011. The increase consists of (i) $1,180 attributable to the acquisition of the SpringHill Suites Hotel and (ii) $280 for the TownePlace Suites Hotel which reflects higher RevPAR and occupancy during the 2012 period.

Property operating expenses

Property operating expenses increased by $852 to $1,221 during the three months ended September 30, 2012 compared to $369 for the same period in 2011. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel.

Real estate taxes

Real estate taxes increased by $47 to $79 during the three months ended September 30, 2012 compared to $32 for the same period in 2011. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel.

General and administrative expenses

General and administrative expenses increased by $166 to $412 during the three months ended September 30, 2012 compared to $246 for the same period in 2011. The increase is primarily attributable to higher acquisition related costs in the 2012 period.

Depreciation and amortization

Depreciation and amortization expense increased by $106 to $188 during the three months ended September 30, 2012 compared to $82 for the same period in 2011. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel.

Interest and dividend income

Interest and dividend income decreased by $191 to $324 during the three months ended September 30, 2012 compared to $515 for the same period in 2011. The 2012 amount includes (i) $60 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), effective January 1, 2012, (ii) $164 of dividend income earned on our investments in marketable securities, (iii) $99 of interest income on our mortgage loan receivable and (iv) $1 of interest on our cash and cash equivalents. The 2011 amount consisted of (i) $164 of dividend income on our investments in marketable securities, (ii) $351 of interest income on our mortgage loan receivable and (iii) $1 of interest on our cash and cash equivalents.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended September 30, 2012 was $42 compared to $89 for the same period in 2011. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill (45.1% and 34.4% ownership interests during the 2012 and 2011 periods, respectively), (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) LVP Rego Park LLC (10.0% interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $164 during the three months ended September 30, 2012 compared to $9 for the same period in 2011. Interest expense during the 2012 period consists of $156 and $8 related to our mortgage indebtedness and our margin loan, respectively. Interest expense during the 2011 period consisted of $9 related to our margin loan as we did not have any mortgage indebtedness during the 2011 period.

Other (expense)/income, net

Other expense, net was $90 during the three months ended September 30, 2012 compared to other income, net of $4 for the same period in 2011.

Bargain purchase gain

On July 13, 2102, we completed the acquisition of the Springhill Suites Hotel. In connection with the acquisition, we recognized a bargain purchase gain of $3,500 in our consolidated statements of operations during the third quarter of 2012. The gain represents the amount by which the estimated fair value of the assets acquired of $13.6 million exceeded our aggregate cost of $10.1 million. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

For the Nine Months Ended September 30, 2012 vs. September 30, 2011

Consolidated

Rental revenue

Rental revenue increased by $1,741 to $4,025 during the nine months ended September 30, 2012 compared to $2,284 for the same period in 2011. The increase consists of (i) $561 for the TownePlace Suites Hotel, which reflects the timing of the acquisition and higher RevPAR and occupancy during the 2012 period, and (ii) $1,180 attributable to the acquisition of the SpringHill Suites Hotel.

Property operating expenses

Property operating expenses increased by $972 to $2,085 during the nine months ended September 30, 2012 compared to $1,113 for the same period in 2011. The increase consists of (i) $273 for the TownePlace Suites Hotel, which reflects the timing of the acquisition and increased occupancy during the 2012 period, and (ii) $780 attributable to the acquisition of the SpringHill Suites Hotel.

Real estate taxes

Real estate taxes increased by $78 to $169 during the nine months ended September 30, 2012 compared to $91 for the same period in 2011. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel.

General and administrative expenses

General and administrative expenses decreased slightly by $80 to $1,205 during the nine months ended September 30, 2012 compared to $1,285 for the same period in 2011.

Depreciation and amortization

Depreciation and amortization expense increased by $153 to $372 during the nine months ended September 30, 2012 compared to $219 for the same period in 2011. The increase is primarily attributable to the timing of the acquisition of the TownePlace Suite Hotel and the acquisition of the SpringHill Suites Hotel.

Interest and dividend income

Interest and dividend income increased by $185 to $964 during the nine months ended September 30, 2012 compared to $779 for the same period in 2011. The 2012 amount consists of (i) $180 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $494 of dividend income earned on our investments in marketable securities, which were acquired in July 2011, (iii) $288 of interest income on our mortgage loan receivable and (iv) $2 of interest on our cash and cash equivalents. The 2011 amount consisted of (i) $164 of dividend income owned on our investments in marketable securities, (ii) $602 of interest income on our mortgage loan receivable and (iii) $13 of interest on our cash and cash equivalents.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $741 in our consolidated statements of operations during the first quarter of 2012. See Note 4 of the Notes to Consolidated Financial Statements.

Bargain purchase gain

On July 13, 2102, we completed the acquisition of the Springhill Suites Hotel. In connection with the acquisition, we recognized a bargain purchase gain of $3,500 in our consolidated statements of operations during the third quarter of 2012. The gain represents the amount by which the estimated fair value of the assets acquired of $13.6 million exceeded our aggregate cost of $10.1 million. See Note 3 of the Notes to Consolidated Financial Statements.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the nine months ended September 30, 2012 was $128 compared to a loss of $270 for the same period in 2011. Our income/(loss) from investments in unconsolidated affiliated entities is attributable to our investments in (i) Brownmill (40.0%, 45.1% and 45.1% ownership interest during the first, second and third quarters of 2012, respectively, and 34.4% ownership interest during the entire 2011 period), (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) LVP Rego Park LLC (10.0% interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $311 during the nine months ended September 30, 2012 compared to $9 for the same period in 2011. Interest expense in the 2012 period consists of $284 and $27 related to our mortgage indebtedness and our margin loan, respectively. Interest expense during the 2011 period consisted of $9 related to our margin loan as we did not have any mortgage indebtedness during the 2011 period.

Other (expense)/income, net

Other expense, net was $79 during the nine months ended September 30, 2012 compared other income, net of $12 for the same period in 2011.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2012, our primary sources of funds were $4.5 million of net proceeds from the sale of shares of common stock under our Offering and $11.0 million of aggregate net mortgage financing proceeds related to our TownePlace Suites Hotel and SpringHill Suites Hotel. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

Our future sources of funds will primarily be (i) the net proceeds from our public offerings, (ii) our operating cash flows, (iii) the repayment of the note receivable from affiliate, (iv) our borrowings and (v) funds held in restricted escrows. We currently believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $11.2 million and a margin loan of $2.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2012, our total borrowings aggregated $14.1 million which represented 32% of our net assets.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and other offering costs. During our acquisition and development stage, these payments will include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay our Property Manager a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, the Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Manager:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition fees	$85	$-	$85	$141
Asset management fees	95	71	240	194
Total	$180	$71	$325	$335

In addition, total selling commissions and dealer manager fees incurred were $121 and $631 during the three and nine months ended September 30, 2012 , respectively, and $219 and $693 during the three and nine months ended September 30, 2011, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$853	$1,095
Net cash used in investing activities	(11,910)	(20,551)
Net cash provided by financing activities	13,117	5,687
Net change in cash and cash equivalents	2,060	(13,769)
Cash and cash equivalents, beginning of the period	5,114	18,177
Cash and cash equivalents, end of the period	$7,174	$4,408

Our principal sources of cash flow were derived from net offering proceeds received and proceeds from mortgage financings. In the future, we expect to continue to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, including a required property improvement plan (the “PIP”) for our SpringHill Suites Hotel, which is currently expected to be completed by the end of the second quarter of 2013, scheduled debt service on our mortgages payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. The principal source of funding for the PIP is our restricted escrows. Additionally, we have a demand note receivable received from Lightstone REIT I in connection with the sale of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an outstanding balance of $2.3 million as of September 30, 2012. Furthermore, the mortgage on our SpringHill Suites Hotel provides for an additional single loan advance of up to $1.0 million no later than six months prior to July 13, 2015, subject to the satisfaction of certain conditions, including completion of the PIP and achievement of a debt service coverage ratio of at least 1.75. We currently do not expect the advance to be funded in the foreseeable future.

Operating activities

The net cash provided by operating activities of $0.9 million during the 2012 period primarily related to our net income of $5.1 million less (i) a nonrecurring third quarter bargain purchase gain of approximately $3.5 million related to our acquisition of the SpringHill Suites Hotel and (ii) a nonrecurring first quarter gain on disposition of approximately $0.7 million related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Join Venture.

Investing activities

The net cash used in investing activities of $11.9 million during the 2012 period reflects (i) an aggregate of $10.1 million related to the acquisition of the Springhill Suites Hotel, including a restricted escrow of approximately $0.8 million and (ii) the placement in restricted escrows of approximately $2.7 million, including $2.4 million for the PIP (see Note 3 of the Notes to Consolidated Financial Statements for additional information), partially offset by (i) $0.6 million of aggregate cash proceeds received from Lightstone I related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture and (ii) $0.3 million of aggregate distributions received from our investments in unconsolidated affiliated entities.

Financing activities

The net cash provided by financing activities of $13.1 million during the 2012 period primarily consists of (i) proceeds from the issuance of our common stock of $6.3 million and (ii) net mortgage financing proceeds totaling $11.0 million on our TownePlace Suites Hotel and SpringHill Suites Hotel partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $1.8 million, (ii) distributions to common stockholders of $1.2 million, (iii) distributions to noncontrolling interests of $0.3 million, (iv) redemptions and cancellations of shares of common stock of $0.4 million and (v) paydowns on our margin loan of $0.5 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of September 30, 2012, we had 2,500,000 shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2011 and 2010, we received requests to redeem 48,154 and 2,675 shares of common stock, respectively, and for the nine months ended September 30, 2012 we received requests to repurchase 39,615 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of September 30, 2012.

	Remainder of
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Principal maturities(1)	$51	$210	$223	$10,724	$-	$-	$11,208
Interest payments(2)	166	660	647	272	-	-	1,745
Total	$217	$870	$870	$10,996	$-	$-	$12,953

Notes:

(1)	Our mortgages payable both provide for monthly principal payments during their initial terms. Their respective monthly principal payments reset each month based on their respective outstanding principal balance and their current interest rate pursuant to 25-year amortization schedules less the number of respective payments made. These amounts represent future estimated principal payments based on the respective floor interest rates, which were in effect as of September 30, 2012 for both of our mortgages payable.
(2)	Our mortgages payable bear interest at Libor plus 3.75%, subject to floor rates. These amounts represent estimated future interest payments based on the applicable floor rates, which were in effect as of September 30, 2012.

In addition to the mortgages payable described above, in July 2011, we obtained access to and used a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.9 million as of September 30, 2012 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.06% as of September 30, 2012).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,828	$526	$5,137	$88
FFO adjustments:
Depreciation and amortization of real estate assets	188	82	372	219
Bargain purchase gain	(3,500)	-	(3,500)	-
Gain on disposition of unconsolidated affiliated entity	-	-	(741)	-
Adjustments to equity in earnings from unconsolidated entities, net	164	134	496	437
FFO	680	742	1,764	744
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	156	-	319	499
Adjustments to equity in earnings from unconsolidated entities, net	(59)	(54)	(189)	133
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	-	-	-	-
Non-recurring gains/(losses) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	-
MFFO	777	688	1,894	1,376
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$777	$688	$1,894	$1,376

Net income/(loss)	$3,828	$526	$5,137	$88
Less: income attributable to noncontrolling interests	(13)	(2)	(43)	(16)
Net income/(loss) applicable to Company's common shares	$3,815	$524	$5,094	$72
Net income/(loss) per common share, basic and diluted	$0.74	$0.13	$1.03	$0.02

FFO	$680	$742	$1,764	$744
Less: FFO attributable to noncontrolling interests	(16)	(13)	(57)	(33)
FFO attributable to Company's common shares	$664	$729	$1,707	$711
FFO per common share, basic and diluted	$0.13	$0.18	$0.35	$0.18

MFFO - IPA recommended format	$777	$688	$1,894	$1,376
Less: MFFO attributable to noncontrolling interests	(17)	(13)	(57)	(54)
MFFO attributable to Company's common shares	$760	$675	$1,837	$1,322

Weighted average number of common shares outstanding, basic and diluted	5,159	4,107	4,936	3,844

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following tables provides a summary of our quarterly distributions declared for the three months ended September 30, 2012, June 30, 2012 and March 31, 2012, respectively and the three months ended September 30, 2011, June 30, 2011 and March 31, 2011, respectively. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
		Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions
Distribution period:

Date distribution declared			August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$1,293		$453		$433		$407
Distributions reinvested	1,115		393		372		350
Total Distributions	$2,408		$846		$805		$757

Source of distributions:
Cash flows provided by operations	$853	35%	$268	32%	$200	25%	$385	51%
Offering proceeds	440	18%	185	22%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	1,115	47%	393	46%	372	46%	350	46%
Total Sources	$2,408	100%	$846	100%	$805	100%	$757	100%

Cash flows provided by/(used in) operations (GAAP basis)	$853		$268		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	116		41		39		36

	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
		Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions
Distribution period:
Date distribution declared			May 13, 2011		May 13, 2011		March 4, 2011

Date distribution paid			July 15, 2011		July 15, 2011		April 15, 2011

Distributions paid	$956		$347		$319		$290
Distributions reinvested	914		326		300		288
Total Distributions	$1,870		$673		$619		$578

Source of distributions:
Cash flows provided by operations	$666	41%	$347	52%	$319	32%	$-	0%
Offering proceeds	290	18%	-	0%	-	0%	290	50%
Proceeds from issuance of common stock through DRIP	914	41%	326	48%	300	68%	288	50%
Total Sources	$1,870	100%	$673	100%	$619	100%	$578	100%

Cash flows provided by/(used in) operations (GAAP basis)	$1,095		$1,471		$556		$(932)

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	96		34		32		30

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
September 30, 2012
FFO	$2,347
Distributions	$6,784

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of September 30, 2012, our net tangible book value per share was $8.36. The offering price of primary shares under our offering (ignoring purchase price discounts for certain categories of purchasers) as of September 30, 2012 was $10.00.

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

Subsequent Events

See Note 14 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2012 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2012, we did not have any derivative agreements outstanding.

As of September 30, 2012, we held marketable securities with a fair value of a $7.6 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of September 30, 2012, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.7 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of September 30, 2012:

	Remainder of
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Principal maturities	$51	$210	$223	$10,724	$-	$-	$11,208

As of September 30, 2012, our mortgages payable both bore interest at a variable rate of Libor plus 3.75%, subject to various floor rates. Accordingly, the interest expense associated with these instruments are subject to changes in market interest rates. However, based on the Libor rate of 0.21% as of September 30, 2012, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of September 30, 2012 because of the short maturity of these instruments. The estimated fair value of our mortgage loan receivable was approximately $11.8 million as of September 30, 2012 based upon current market information that would have been used by a market participant to estimate the fair value of such loan. The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2012
	Carrying Amount	Estimated Fair Value
Mortgages payable	$11,208	$11,208

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2012, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2012, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Offering Proceeds

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group (the “Sponsor”) and wholly owns the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor.

The Company’s registration statement on Form S-11 (File No. 333-151532), pursuant to which it offered to sell up to 51,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering, which terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), the Company had issued 299,854 shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of September 30, 2012, the Company had not sold any shares of common stock under the Follow-On Offering, however, the Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of September 30, 2012, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through September 30, 2012, cumulative gross offering proceeds of $49.8 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest as of September 30, 2012 in the Operating Partnership’s common units.

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through September 30, 2012, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 45.1% in Brownmill, LLC (“Brownmill”) in exchange for a total of 46.0 Subordinated Profits Interests with an aggregate value of $4.6 million (see Note 4 of the Notes to Consolidated Financial Statements). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through September 30, 2012 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)	Offering	Follow-On Offering	Total
Type of Expense Amount
Underwriting discounts and commissions	$5,218	$-	$5,218
Other expenses incurred and paid to non-affiliates	4,522	954	5,476
Total offering expenses incurred	$9,740	$954	$10,694

From our inception date through September 30, 2012, we have used the cumulative net offering proceeds received of approximately $39.1 million, after deducting offering expenses incurred of a$10.7 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$13,063
Purchase of investments in unconsolidated affiliated entities	3,993
Purchase of restricted escrow	835
Purchase of mortgage loan receivable, net of collections	7,029
Purchase of marketable securities, net of margin loan	5,042
Cash and cash equivalents (as of September 30, 2012)	7,174
Cash distributions not funded by operations	1,708
Funding of restricted escrows	421
Other uses (primarily timing of payables)	(155)

Total uses	$39,110

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2011 and 2010, we received requests to redeem 48,154 and 2,675 shares of common stock, respectively, and for the nine months ended September 30, 2012 we received requests to repurchase 39,615 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1*	Form Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 16, 2012	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2012	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

