Form 10-K
period 2012-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2013-03-29
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2012

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

As of June 30, 2012, the aggregate market value of the common shares held by non-affiliates of the registrant was $50.3 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2013, there were approximately 5.5 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A as well as in the “Risk Factors” section of the Registration Statement on Form S-11 (File No. 333-151532) of the Lightstone REIT II filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT II is a Maryland corporation, formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties located principally in North America, as well as other real estate-related investments.

The Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008.

The Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our Sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 11 hotels, and 3.5 million square feet of retail space. The residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 400 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), both of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10 per share and 6.5 million shares of common stock available pursuant to our dividend reinvestment plan (the “DRIP”). We also have 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering shares of our common stock for sale to the public.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2012, we had received aggregate gross proceeds of approximately $0.8 million from the sale of approximately 0.1 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering. Orchard Securities also opened a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor

All further references to the Dealer Manager will be deemed to refer to either Lightstone Securities, ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of December 31, 2012, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2012, cumulative gross offering proceeds of $50.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of December 31, 2012 in the Operating Partnership’s common units.

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

Noncontrolling Interest – Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of our shares of our common stock, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests in our Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through December 31, 2012, our Sponsor contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for 50.0 Subordinated Profits Interests with an aggregate value of $5.0 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

Operations - Operating Partnership Activity

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2012:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC, or Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to a 8.163% equity interest), December 28, 2011 (with respect to a 5.587% equity interest), June 6, 2012 (with respect to a 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owns a second mortgage loan secured by a residential apartment complex located in Queens, New York;

•	On July 13, 2012 we acquired a SpringHill Suites by Marriott Hotel located in Peabody, Massachusetts; and

•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “FFI Hotel”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the FFI Hotel, which was previously acquired on June 29, 2010;

Related Parties

Our Advisor and Property Managers are each related parties. Each of these entities have or will receive compensation and fees for services related to the Follow-On Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from the Follow-On Offering to acquire and operate a diversified portfolio of real estate investments.

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

Acquisition and Investment Policies

We have acquired and intend to continue to acquire residential and commercial properties as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

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

Financing Strategy and Policies

We have and intend to continue to utilize leverage to make our investments. The number of different investments we will acquire will be affected by numerous factors, including the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain investments for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount we may invest in any single investment or on the amount we can borrow for the purchase of any investment.

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

Total distributions declared during the years ended December 31, 2012, 2011 and 2010 were $3.3 million, $2.6 million and $1.6 million, respectively.

On March 22, 2013, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2013 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2013.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of common stock of $9.00. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares of common stock pursuant to our DRIP and from our operating funds.

On December 21, 2012, our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

However, our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Tax Status

We elected to be taxed as a REIT in conjunction with the filing of our 2009 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2012 and 2011, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our Follow-On Offering in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry will enable us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to our Lightstone REIT II in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

Available Information

Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

Our Board of Directors arbitrarily determined the offering price of the common stock and such price bears no relationship to any established criteria for valuing issued or outstanding shares. It determined the offering price of our shares of common stock based primarily on the range of offering prices of other REITs that do not have a public trading market. In addition, our Board of Directors set the offering price of our shares at $10, a round number, in order to facilitate calculations relating to the offering price of our shares. However, the offering price of our shares of common stock may not reflect the price at which the shares would trade if they were listed on an exchange or actively traded by brokers, nor of the proceeds that a stockholder would receive if we were liquidated or dissolved.

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

  Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that affected real property. If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

  Cash available for distributions may be reduced if we are required to make capital improvements to properties.

  Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.

  A period of time may pass between the sale of the common stock through our Follow-On Offering and our purchase of real properties. During that time, we may invest in lower yielding short term instruments, which could result in a lower yield on your investment.

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

  We make distributions to our stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Distributions paid from sources other than our cash flow from operations will cause us to have less funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions to stockholders from sources other than from our cash flow from operations. For the year ended December 31, 2012, our cash flow from operations of approximately $1.7 million was a shortfall of approximately $1.6 million, or 48%, of our distributions of approximately $3.3 million paid during such period, and for the year ended December 31, 2011, our cash flow from operations of approximately $1.4 million was a shortfall of approximately $1.2 million, or 46%, of our distributions of approximately $2.6 million paid during such period. For the year ended December 31, 2010, we had negative cash flow from operations and a distributions of approximately $1.6 million. If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect your overall return.

We may pay distributions from sources other than from our cash flow from operations. Until we acquire properties or real estate-related investments, we will not generate sufficient cash flow from operations to pay distributions, we intend to fund our distributions, in part, by proceeds of our Follow-On Offering. If we fund distributions from the proceeds of our Follow-On Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third party investors. Payment of distributions from these sources would restrict out ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

Our Board of Directors may amend or terminate our DRIP.

The directors, including a majority of independent directors, may by majority vote amend or terminate the DRIP upon 30 days notice to participants. If our Board of Directors terminates our DRIP, you will not be able to reinvest your distributions to purchase our shares at a lower price, which may have a material effect on your investment.

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

Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. In addition, we may also issue shares under our Employee and Director Incentive Restricted Share Plan. Investors purchasing common stock in our Offering who do not participate in any future stock issues will experience dilution in the percentage of the issued and outstanding stock they own.

Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of common stockholders.

Our charter permits our Board of Directors to issue up to 110.0 million shares of stock, including 100.0 million shares of common stock and 10.0 million shares of preferred stock. In addition, our Board of Directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our operations could be restricted if we become subject to the Investment Company Act of 1940.

We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that wouldsignificantly change our operations.

Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a Company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”

Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of its assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that the entity has with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register Lightstone REIT II or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register Lightstone REIT II as an investment company but failed to do so, we would be prohibited from engaging in our business and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

The Subordinated Profits Interest will entitle Lightstone SLP II LLC, which is wholly owned by The Lightstone Group, our Sponsor, to certain payments and distributions that will significantly reduce the distributions available to you after a 7% return.

Lightstone SLP II LLC will receive returns on its Subordinated Profits Interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its Subordinated Profits Interests that will be issued as more proceeds are raised in our Offering. In addition, if the advisory agreement is terminated we may repay Lightstone SLP II LLC up to $34.6 million, assuming the maximum amount is raised under our Follow-On Offering, for its investment in the Subordinated Profit Interests in connection the with Offering and the Follow-On Offering, which will result in a smaller pool of assets available for distribution to you.

We intend to disclose modified funds from operations, or MFFO, a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We will use internally, and intend to disclose to investors, MFFO, a non-GAAP financial measure. MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance. MFFO differs from GAAP net income by excluding gains or losses from sales of property and asset impairment write-downs, adding back depreciation and amortization, adjusting for unconsolidated partnerships and joint ventures, and further excluding acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

Because of the manner in which MFFO differs from GAAP net income or loss, it may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Furthermore, MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate funds from operations, or FFO, or MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.”

Conflicts of Interest

There are conflicts of interest between our Advisor, our Property Managers their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT, LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs Bruno de Vinck, our other non-independent director, and each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

The Property Managers and the Advisor will manage our day-to-day operations and properties pursuant to management agreements and an advisory agreement. With the exception of those agreements that we entered into with third party property managers, these agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our Sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our Sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

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

Proskauer Rose LLP acts as legal counsel to us and also represents our Sponsor and various affiliates including our Advisor and Lightstone I. The interests of our Sponsor and its affiliates, including our Advisor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our Sponsor and its affiliates, including our Advisor.

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

Anti-takeover provisions may have the effect of preventing a changes of control.

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

In order for us to qualify as a REIT, no more than 50% of the outstanding shares of our stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, our charter provides that, subject to some exceptions, no person may beneficially own (i) more than 9.8% in value of our aggregate outstanding stock or (ii) more than 9.8% in value or in the number of outstanding shares or any class or series of our stock, including our common stock. Our Board of Directors may exempt a person from the 9.8% ownership limit upon the receipt of certain representation and undertakings required by our charter and such other conditions as the Board of Directors may direct. However, our Board of Directors may not grant an exemption from the 9.8% ownership limit to any proposed transferee if it would result in our being “closely held” within the meaning of the Code or otherwise failing to qualify as a REIT.

This restriction may:

  Have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock; or

  Compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result to forfeit the benefits of owning the additional shares.

Our charter permits our Board of Directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock into other classes or series of stock and may set the preferences, conversion or other rights, voting powers, restrictions and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of the classified or reclassified shares. Our Board of Directors could establish a series of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of our stockholders.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor. In particular, we depend on the skills and expertise of David Lichtenstein, who, subject to the oversight of our Board of Directors, directs our investment strategies. Neither we nor our Advisor has employment agreements with any of our or its key personnel, including Mr. Lichtenstein, and we cannot guarantee that all, or any particular one, will remain affiliated with us or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer.

Further, we do not intend to separately maintain key person life insurance that would provide us with proceeds in the event of the death or disability of Mr. Lichtenstein or any of our key personnel. We believe our future success depends upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment could decline.

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

Certain provisions of Maryland law restrict mergers and other business combinations and provide that holders of control shares of a Maryland corporation acquired in a control share acquisition may have limited voting rights. The business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer. The control share statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our bylaws contain a provision exempting from the control share acquisition statute any acquisition by any person of shares of our stock, however, this provision may be amended or eliminated at any time in the future.

Management and Policy Changes

Our rights and the rights of our stockholders to take action against the directors and the Advisor are limited.

Maryland law provides that a director has no liability in that capacity if he or she performs his duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Subject to the restrictions discussed below, our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of the Advisor, require us generally to indemnify our directors and officers and the Advisor for actions taken on our behalf, determined in good faith and in our best interest and without negligence or misconduct or, in the case of independent directors, without gross negligence or willful misconduct. We may, with the approval of our Board of Directors, provide indemnification to any of our employees or agents. As a result, we and the stockholders may have more limited rights against our directors, officers, employees and agents, and the Advisor than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or the Advisor in some cases.

Stockholders have limited control over changes in our investment objectives and strategies.

Our Board of Directors determines our investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Subject to the investment objectives and limitations set forth in our charter, our Board of Directors may amend or revise these and other objectives and strategies. Stockholders will have limited control over changes in our objectives and strategies.

If we internalize our external management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming “self-managed” by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our advisor’s and Property Managers’ assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether you enjoyed satisfactory returns on your investment. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per Common Share and MFFO per Common Share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

In addition, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. If stockholders or other interested parties file a lawsuit related to, or challenging, an internalization transaction, we could incur high litigation costs that would adversely affect the value of your shares. We also would incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue restricted shares under our Employee and Director Incentive Restricted Share Plan, which awards would decrease net income and MFFO and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor and its affiliates we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor and its affiliates, our net income per Common Share and FFO per Common Share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio of investments.”

Certain of our affiliates will receive substantial fees prior to the payment of distributions to our stockholders.

We will pay or cause to be paid substantial compensation to our, Advisor, Property Managers and affiliates and their employees. In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of distributions to our stockholders and none of these payments are subordinated to a specified return to our stockholders. Also, although our Property Managers, affiliates of our Sponsor, will receive compensation under management agreements prior to the payment of distributions to our stockholders. In addition, other affiliates of our Sponsor may from time to time provide services to us if approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

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

Subject to any additional limitations set forth in our charter, our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

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

We intend to rely primarily on our cash flow from our investments to pay our operating expenses and, once the proceeds of our Follow-On offering are fully invested, to make distributions to our stockholders. The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If the properties we invest in fail to generate revenue that is sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and distributions at any particular level, if at all. The sufficiency of cash flow to fund future distributions will depend on the performance of our real property investments.

Economic conditions may adversely affect our income.

From 2009 – 2011 U.S. and international markets experienced volatility due to a combination of many factors, including depressed values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and a national and global recession. The effects of the market dislocation linger as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, the recent economic downturn has reduced demand for space and removed support for rents and property values.

A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. A rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

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

If the tenants who lease from us on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs for properties we invest in, which would adversely affect funds available for future acquisitions or cash available for distributions. If we lease properties on a triple-net basis, we run the risk of tenant default or downgrade in the tenant’s credit, which could lead to default and foreclosure on the underlying property.

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

Any or all of our commercial tenants, or a guarantor of a commercial tenant’s lease obligations, could be subject to a bankruptcy proceeding. The bankruptcy or insolvency of a significant commercial tenant or a number of smaller commercial tenants would have an adverse impact on our income and our ability to pay distributions because a tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would mean a reduction in our cash flow and the amount available for distributions to stockholders.

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

We depend on commercial tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial tenants. Our reliance on single or significant commercial tenants in certain buildings may decrease our ability to lease vacated space.

Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms. A default by a commercial tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a commercial tenant’s election not to extend a lease upon its expiration could have an adverse effect on our income, general financial condition and ability to pay distributions. Therefore, our financial success depends on the success of the businesses operated by the commercial tenants of our properties.

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

We also may have to incur substantial expenditures in connection with any re-leasing. A number of our properties may be specifically suited to the particular needs of our tenants. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, particularly if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. As noted above, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment. The failure to re-lease or to re-lease on satisfactory terms could result in a reduction of our income, funds from operations and cash available for distributions and thus affect the amount of distributions to you. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Our anticipated acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. We will attempt to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include:

  liabilities for clean-up of undisclosed environmental contamination;
  claims by tenants, vendors or other persons dealing with the former owners of the properties;
  liabilities incurred in the ordinary course of business; and
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, REITs and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, office, retail, lodging, industrial and other properties that will be seeking investments and tenants for these properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Demand from third parties for properties that meet our investment objectives could result in an increase in the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. These competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and creditworthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

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

We may incur losses as a result of defaults by the purchasers of properties we sell in certain circumstances.

Under certain circumstances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law. There are no limitations or restrictions on our ability to take purchase money obligations. We may incur losses as a result of such defaults, which may adversely affect our available cash and our ability to make distributions to stockholders.

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

Neither we nor our Sponsor, The Lightstone Group, or any of its affiliates has any substantial experience investing in properties or other real estate-related assets located outside the United States. We may acquire real estate assets located outside the United States and may make or purchase mortgage or mezzanine loans made by a buyer located outside of the United States or secured by property located outside of the United States. We may not have the expertise necessary to maximize the return on our international investments.

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
  adverse market conditions caused by inflation or other changes in national or local economic conditions;
  changes in relative interest rates;
  changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
  lack of uniform accounting standards (including availability of information in accordance with GAAP);
  changes in land use and zoning laws;
  more stringent environmental laws or changes in these laws;
  changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
  legal and logistical barriers to enforcing our contractual rights; and
  expropriation, confiscatory taxation and nationalization of our assets located in the markets where we operate.

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

Changes in applicable laws may adversely affect the income and value of our properties.

The income and value of a property may be affected by such factors as environmental, rent control and other laws and regulations, changes in applicable general and real estate tax laws (including the possibility of changes in U.S. federal income tax laws or the lengthening of the depreciation period for real estate) and interest rates, the availability of financing, acts of nature (such as hurricanes and floods) and other factors beyond our control.

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

As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse affect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

Lodging Industry Risks

We may be subject to the risks common to the lodging industry.

Our hotels will be subject to all of the risks common to the hotel industry and subject to market conditions that affect all hotel properties. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  increases in supply of hotel rooms that exceed increases in demand;

  increases in energy costs and other travel expenses that reduce business and leisure travel;

  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

  adverse effects of declines in general and local economic activity;

  adverse effects of a downturn in the hotel industry; and

  risks generally associated with the ownership of hotels and real estate, as discussed below.

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

  increased competition from other existing hotels in our markets;

  new hotels entering our markets, which may adversely affect the occupancy levels and average daily rates of our lodging properties;

  declines in business and leisure travel;

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

If we invest in lodging properties, such properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments, such as financial disagreements between the third party manager and the owner, disagreements about marketing between the third party manager and the owner and the third party manager’s brand falling out of favor.

As a REIT, we cannot directly operate our lodging properties.

We cannot and will not directly operate our lodging properties and, as a result, our results of operations, financial position, ability to service debt and ability to make distributions to stockholders are dependent on the ability of our third-party management companies and our tenants to operate our hotel properties successfully. In order for us to satisfy certain REIT qualification rules, we cannot directly operate any lodging properties we may acquire or actively participate in the decisions affecting their daily operations. Instead, through a TRS, we must enter into management agreements with a third-party management company, or we must lease our lodging properties to third-party tenants on a triple-net lease basis. We cannot and will not control this third-party management company or the tenants who operate and are responsible for maintenance and other day-to-day management of our lodging properties, including, but not limited to, the implementation of significant operating decisions. Thus, even if we believe our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory operating results, we may not be able to require the third-party management company or the tenants to change their method of operation of our lodging properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our third-party management company and tenants to operate our lodging properties successfully.

We will rely on a third-party hotel management company to establish and maintain adequate internal controls over financial reporting at our lodging properties. In doing this, the property manager should have policies and procedures in place which allows them to effectively monitor and report to us the operating results of our lodging properties which ultimately are included in our consolidated financial statements. Because the operations of our lodging properties ultimately become a component of our consolidated financial statements, we evaluate the effectiveness of the internal controls over financial reporting at all of our properties, including our lodging properties, in connection with the certifications we provide in our quarterly and annual reports on Form 10-Q and Form 10-K, respectively, pursuant to the Sarbanes-Oxley Act of 2002. However, we will not control the design or implementation of or changes to internal controls at any of our lodging properties. Thus, even if we believe that our lodging properties are being operated without effective internal controls, we may not be able to require the third-party management company to change its internal control structure. This could require us to implement extensive and possibly inefficient controls at a parent level in an attempt to mitigate such deficiencies. If such controls are not effective, the accuracy of the results of our operations that we report could be affected. Accordingly, our ability to conclude that, as a company, our internal controls are effective is significantly dependent upon the effectiveness of internal controls that our third-party management company will implement at our lodging properties. It is possible that we could have a significant deficiency or material weakness as a result of the ineffectiveness of the internal controls at one or more of our lodging properties.

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

  wage and benefit costs;
  repair and maintenance expenses;
  energy costs;
  property taxes;
  insurance costs; and
  other operating expenses.

Any increases in one or more these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

Failure to maintain franchise licenses could decrease our revenues.

Our inability or that of our third-party management companies or our third-party tenants to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our lodging properties is subject to maintaining our franchisor’s operating standards and other terms and conditions. Franchisors periodically inspect lodging properties to ensure that we, our third-party tenants or our third-party management company maintain their standards. Failure by us or one of our third-party tenants or our third-party management company to maintain these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

The travel and hotel industries may be affected by economic slowdowns, terrorist attacks and other world events.

The economic slowdown, terrorist attacks, military activity in the Middle East, natural disasters and other world events impacting the global economy during 2009-2011have adversely affected the travel and hotel industries, in the past and these adverse effects may continue or occur in the future. If there is less travelling due to an economic slowdown, increased unemployment rates or a rise in fuel prices, the lodging properties we may acquire may be adversely affected. As a result of terrorist attacks around the world, the war in Afghanistan and the effects of the recent economic recession, the lodging industry experienced a significant decline in business caused by a reduction in both business and leisure travel. We cannot presently determine the impact that future events such as military or police activities in the U.S. or foreign countries, future terrorist activities or threats of such activities, natural disasters or health epidemics could have on our business. Our business and lodging properties may continue to be affected by such events, including our hotel occupancy levels and average daily rates, and, as a result, our revenues may decrease or not increase to levels we expect. In addition, other terrorist attacks, natural disasters, health epidemics, acts of war, prolonged U.S. involvement in military activity could have additional adverse effects on the economy in general, and the travel and lodging industry in particular. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows, thereby impacting our ability to service debt and ability to make distributions to our stockholders.

The hotel industry is very competitive.

The hotel industry is intensely competitive, and, as a result, if our third-party management company and our third-party tenants are unable to compete successfully or if our competitors’ marketing strategies are more effective, our results of operations, financial condition, and cash flows including our ability to service debt and to make distributions to our stockholders, may be adversely affected.Our lodging properties compete with other existing and new hotels in their geographic markets.

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

The hotel industry is seasonal which can adversely affect our hotel properties.

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

The expanding use of internet travel websites by customers can adversely affect our profitability.

The increasing use of internet travel intermediaries by consumers may cause fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our third party hotel management company will rely upon Internet travel intermediaries to generate demand for our lodging properties. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our third-party management company. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. Consumers may eventually develop brand loyalties to their reservations system rather than to our third-party management company and/or our brands, which could have an adverse effect on our business because we will rely heavily on brand identification. If the amount of sales made through Internet intermediaries increases significantly and our third-party management company and our third-party tenants fail to appropriately price room inventory in a manner that maximizes the opportunity for enhanced profit margins, room revenues may flatten or decrease and our profitability may be adversely affected.

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

To the extent we acquire industrial properties, such properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive non-US manufacturing workers. The outsourcing of manufacturing functions could lower the demand for our industrial properties. Moreover, an increase in the cost of raw materials or decrease in the demand for housing could cause a slowdown in manufacturing activity, such as furniture, textiles, machinery and chemical products, and our profitability may be adversely affected.

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

The mortgage loans in which we invest and the commercial mortgage loans underlying the CMBS in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

CMBS are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CDOs backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the CMBS and CDOs we may invest in are subject to all the risks of the underlying mortgage loans.

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

We may use leverage in connection with our investment in CMBS or CDOs. The use of leverage may substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS or CDOs acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS or CDOs subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying securities.

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

The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions from 2008 - 2011. Sub-prime mortgage loans experienced increased rates of delinquency, foreclosure and loss. These and other related events had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

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

The market volatility also made the valuation of these securities more difficult, particularly the CMBS and CDO assets. Management’s estimate of the value of these investments will incorporate a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

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

Certain of the real estate securities that we may purchase in the future in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their sale, transfer, pledge or other disposition except in a transaction exempt from the registration requirements of those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

Interest rate and related risks may cause the value of our real estate securities investments to be reduced.

Interest rate risk is the risk that fixed income securities will decline in value because of changes in market interest rates. Generally, when interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the net asset value and market price of the common shares may tend to decline if interest rates rise.

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

Real Estate Financing Risks

General Financing Risks

We have incurred mortgage indebtedness and other borrowings, which may increase our business risks.

We have incurred mortgage indebtedness and other borrowings, and may acquire properties subject to existing financing. In addition, we may increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties. We may also borrow funds if necessary to satisfy the requirement that we annually distribute to stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

We incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Our mortgage debt which contains clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

If we have insufficient working capital reserves, we will have to obtain financing from other sources.

If our working capital reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share. If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation, reserves for bad debt or other non-cash reserves, less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess.

That limitation could have adverse business consequences such as:

  limiting our ability to purchase additional properties;

  causing us to lose our REIT status if additional borrowing was necessary to pay the required minimum amount of cash distributions to our stockholders to maintain our status as a REIT;

  causing operational problems if there are cash flow shortfalls for working capital purposes; and

  resulting in the loss of a property if, for example, financing was necessary to repay a default on a mortgage.

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

In recent years U.S. and international markets experienced increased levels of volatility due to a combination of factors, including decreasing values of residential and commercial real estate, limited access to credit, and the collapse or near collapse of certain financial institutions, higher energy costs, decreased consumer spending and a national and global recession. Certain of our Sponsor’s program and non-program properties were adversely affected by these market conditions and their impact on the real estate market. For example, increased unemployment and the resulting decrease in business travel had adversely affected the occupancy rates and revenues per room at our Sponsor’s lodging properties. After an analysis of these factors and other factors, taking into account the increased costs of borrowing, the dislocation in the credit markets and that certain properties are not generating sufficient cash flow to cover their fixed costs, the Sponsor elected to stop making payments on the non-recourse debt obligations for certain program and non-program properties. As a result, lenders may be less willing to make loans to our Sponsor or its affiliates. If lenders are unwilling to make loans to us, we may be unable to purchase certain properties or may be required to defer capital improvements or refurbishments to our properties. Additionally, sellers of real property may be less inclined to enter into negotiations with us if they believe that we may be unable to obtain financing. The inability to purchase certain properties may increase the time it takes for us to generate funds from operations. Additionally, the inability to improve our properties may cause such property to suffer from a greater risk of obsolescence or a decline in value, which could result in a decrease in our cash flow from the inability to attract tenants.

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

We may seek recourse financing to finance properties, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Our presently outstanding mortgage loans charge variable interest, as may any mortgage loans we incur in the future.

Our presently outstanding mortgage loans will be subject to fluctuating interest rates based on Libor. Future increases in Libor would result in increases in debt service on these loans and thus reduce funds available for acquisitions of properties and distributions to the stockholders.

In addition, we may incur mortgage loans in the future that charge variable interest based on index rates such as the prime rate or Libor, and these loans would subject us to similar risks.

Insurance Risks

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold and terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

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

Various laws, ordinances, and regulations affect multi-family residential properties, including regulations relating to recreational facilities, such as activity centers and other common areas. In addition, rent control laws may be applicable to any of our residential properties.

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

Any newly acquired or developed lodging or multi-family residential properties must comply with Title II of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the properties where such removal is “readily achievable.” Our properties may not comply in all material respects with all present requirements under the ADA and applicable state laws. When acquiring properties, we may not succeed in placing the burden on the seller to ensure compliance with the ADA. Noncompliance with the ADA could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages to private litigants. The cost of defending against any claims of liability under the ADA or the payment of any fines or damages could adversely affect our financial condition and affect cash available to return capital and the amount of distributions to you.

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

Changes in applicable laws and regulations may adversely affect the income from and value of our properties.

The income from and value of a property may be affected by such factors as environmental, rent control and other laws and regulations and changes in applicable general and real estate tax laws (including the possibility of changes in the U.S. federal income tax laws or the lengthening of the depreciation period for real estate). For example, the properties we will acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

The timing, length and severity of any economic slowdown that the nation may experience, including the current economic slowdown, cannot be predicted with certainty. Since we may liquidate within seven to ten years after the proceeds from the Follow-On Offering are fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

The instability of the U.S. economy may reduce the number of suitable investment opportunities available to us and may slow the pace at which those investments are made. In addition, armed hostilities and acts of terrorism may directly impact our properties. These developments may subject us to increased risks and, depending on their magnitude, could have a material adverse effect on our business and stockholders’ investment.

State of debt markets could limit our ability to obtain financing which may have a material adverse impact on our earnings and financial condition.

The commercial real estate debt markets recently experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold CMBS in the market. Credit spreads for major sources of capital widened significantly as investors demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets reduced the amount of capital available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

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

We believe that we have qualified to be taxed as a REIT commencing with our taxable year ending December 31, 2009, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our Board of Directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we qualify as a REIT, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements have been held for at least two years. Despite our present intention no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We must operate our “qualified lodging facilities” through one or more TRS that lease such properties from us. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we have elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

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

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Employee Benefit Plan Risks

An investment in our common stock may not satisfy the requirements of ERISA or other applicable laws.

When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, individual retirement account “IRA” or other employee benefit plan covered by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or other applicable laws should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(1)(C) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, and whether the investment is permissible under the plan’s governing instrument. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards.

The annual statement of value that send to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value reports the estimated value of each common share as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2012	Annualized Revenues based on rents at December 31, 2012	Annualized Revenues per square foot December 31, 2012

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	87%	$2.7 million	$17.23

Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	December 31, 2012	Ended December 31, 2012	December 31, 2012

TownePlace Suites	Harahan, Louisiana	2000	45,384	79%	$84	$105

SpringHill Suites Hotel	Peabody, Massachusetts	2002	28,044	70%	$75	$105

FFI Hotel	East Rutherford, New Jersey	1990		*	*	*

* The FFI Hotel was acquired on Decemebr 31, 2012.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2012 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, LLC filed a lawsuit in New York state court against The Lightstone Group, LLC, Lightstone I and the Company seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only approximately $0.2 million (plus interest) in potential damages.  The plaintiff appealed this decision and we have cross-appealed arguing that the case should have been dismissed in full. We continue to believe these claims to be without merit and will defend the case vigorously.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2013, we had approximately 5.5 million shares of common stock outstanding, held by a total of 2,004 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On November 9, 2012, the Company’s Board of Directors confirmed the offering price of $10.00 per share of common stock in the primary offering under the Follow-On Offering based on the Company’s estimated net asset value of approximately $52.0 million and resulting estimated value per share of common stock of $10.00, both as of September 30, 2012. Additionally, the Company believes there have been no material changes between September 30, 2012 and the date of this filing to the net values of the Company’s assets and liabilities that existed as of September 30, 2012. In connection with such determination, the Company also engaged an independent third party valuation firm to perform a review of our estimated values of assets and liabilities as of September 30, 2012. The third party valuation firm independently estimated a range of values for our assets and liabilities as of September 30, 2012 and confirmed that the Company’s estimated net asset value was reasonable and within the valuation firm’s estimated range.

The table below (dollar and share amounts are presented in thousands, except per share data) provides a summary of the key components of the Company’s estimated net asset value as of September 30, 2012:

Net Assets:
Real Estate Properties
Consolidated operating properties(1)	$26,715
Investment in unconsolidated affiliated properties	5,326
Total real estate properties		$$32,041
Non-Real Estate Assets
Investment in unconsolidated affiliated entity	1,929
Cash and cash equivalents	7,174
Marketable equity securities	7,583
Restricted escrows	3,611
Mortgage loan receivable	11,800
Note receivable from affiliate	2,340
Prepaid expenses and other assets	1,256
Total non-real estate assets		35,693
Total Assets		67,734
Liabilities
Mortgage notes payable(1)	(10,911)
Margin loan	(2,873)
All other liabilities	(1,893)
Total liabilities		(15,677)
Noncontrolling Interests		(69)
Net Asset Value		$$51,988
Shares of Common Stock Outstanding		5,198
Net Asset Value per Share of Common Stock		$$10.00

Note:

(1)	Amounts adjusted for noncontrolling interests.

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share of common stock, and these differences could be significant. The estimated value per share of common stock is not audited and does not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. Additionally, our estimated value per share of common stock does not reflect any distributions which would be payable upon our liquidation to an affiliate of The Lightstone Group, LLC, a New Jersey limited liability company and our sponsor, as holder of subordinated profits interests in our Operating Partnership, which may lower the fair market value or liquidation value of our shares of common stock.

Methodology

The Company’s goal in calculating an estimated net asset value and resulting estimated value per common share is to arrive at values that are reasonable and supportable using what the Company deems to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used to value the Company’s assets and liabilities by key component:

Real Estate Properties: The Company has both consolidated and unconsolidated investments in real estate properties.

Our real estate assets were appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of each property’s net operating income, 10-year discounted cash flow models (unless we expect our holding period to differ) and/or comparison with sales of similar properties. Primary emphasis was based on the discounted cash flow models, with the other approaches used to confirm the reasonableness of the value conclusion.

As of September 30, 2012, we had a 95% ownership interest in a TownePlace Suites by Marriott (the “TownePlace Suites Hotel”), a four-story, limited service extended stay hotel located in Harahan, Louisiana. The estimated value of our share of this consolidated operating property was approximately $14.0 million which equates to a 11.2% capitalization rate based on its historical net operating income for the twelve months ended September 30, 2012.

As of September 30, 2012, we had a 100% ownership interest in a SpringHill Suites by Marriott, a 164-room, limited service extended stay hotel located in Peabody, Massachusetts. The estimated value of this consolidated operating property was approximately $12.8 million, which equates to a 6.3% capitalization rate based on its historical net operating income for the twelve months ended September 30, 2012.

Our investment in unconsolidated affiliated properties consists of our 45.102% ownership interest in Brownmill LLC (“Brownmill”). Brownmill owns two retail properties, which are collectively referred to as the “Brownmill Properties.” The Brownmill Properties consist of Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhall, New Jersey. The estimated value of our investment in Brownmill consists of approximately (i) $5.1 million for our share of the Brownmill Properties, which represents a 6.7% capitalization rate based on their historical net operating income for the twelve months ended September 30, 2012, and has been reduced by our share of their total outstanding mortgage indebtedness and (ii) $0.2 million representing our share of the net non-real estate assets of Brownmill. The estimated values of these net non-real estate assets approximate their carrying values due to their short maturities.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the Company’s real estate properties:

Weighted-Average Basis
Exit capitalization rate	9.1%
Discount rate	10.5%
Annual market rent growth rate	3.0%
Annual NOI growth rate	3.0%
Holding period (in years)	10.0

While the Company believes that its assumptions are reasonable, a change in these assumptions would impact the calculations of the estimated value of our real estate properties. Assuming all other factors remain unchanged, a decrease to the exit capitalization rates of 25 basis points would increase the value of our real estate properties by approximately $0.6 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our real estate properties by approximately $0.5 million. Similarly, a decrease to the discount rates of 25 basis points would increase the value of our real estate properties by approximately $0.7 million and an increase in the discount rates of 25 basis points would decrease the value of our real estate properties by approximately $0.7 million.

With respect to its investments in real estate properties as of September 30, 2012, the Company had invested approximately $26.0 million, including certain acquisition fees and expenses. As of September 30, 2012, the estimated value of the Company’s investments in real estate properties using the valuation methods described above was approximately $32.0 million. The total fair value as of September 30, 2012 compared to the original acquisition price plus subsequent capital improvements to date, results in an overall increase in the value of approximately 23.2%.

Investment in Unconsolidated Affiliated Entity: Our investment in unconsolidated affiliated entity consists of our 10.0% ownership interest in LVP Rego Park, LLC (the “Rego Park Joint Venture”). In April 2011, the Rego Park Joint Venture acquired a nonrecourse second mortgage note (the “Second Mortgage Note”) in the principal amount of $19.5 million. The purchase price of the Second Mortgage Note was approximately $15.1 million, of which the Company’s share was approximately $1.5 million. The Second Mortgage Note is collateralized by a 417-unit apartment complex located in Queens, New York and requires monthly interest-only payments through its maturity in May 2013. The Second Mortgage Note is current with respect to debt service payments through the date of this filing. The estimated value of our investment in the Rego Park Joint Venture consists of approximately (i) $1.9 million for our share of the Second Mortgage Note and (ii) $9,000 representing our share of the net non-real estate assets of the Rego Park Joint Venture. The estimated values of these net non-real estate assets approximate their carrying values due to their short maturities.

As of September 30, 2012, the estimated value for the Second Mortgage Note was approximately $19.2 million, which was estimated by applying a discounted cash flow analysis over the remaining expected life of the investment. The cash flow estimates used in the analysis during the term of the investment was based on the investment’s contractual cash flows, which are anticipated to be received. The expected cash flows for the Second Mortgage Note were discounted at a rate that the Company expects a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.

The discount rate applied to the cash flows from the Second Mortgage Note, which has a remaining term of eleven months, was approximately 7.4%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the estimated value of the Second Mortgage Note. Assuming all factors remain unchanged, a decrease to the discount rates of 25 basis points would increase the Company’s share of the estimated value of the Second Mortgage Note by approximately $6,000 and an increase of 25 basis points would decrease the Company’s share of the estimated value of the Second Mortgage Note by approximately $3,000.

Cash and Cash Equivalents: The estimated value of the Company’s cash and cash equivalents approximates their carrying values due to their short maturities.

Marketable Securities: The estimated values of our marketable securities are primarily based on level 1 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities.

Restricted Escrows: The estimated value of the Company’s restricted escrows approximates their carrying values due to their short maturities.

Mortgage Loan Receivable: In June 2010, the Company acquired a 5.916% fixed-rate nonrecourse mortgage note (the “Mortgage Loan Receivable”) in the principal amount of approximately $18.7 million. The purchase price of the Mortgage Loan Receivable was approximately $7.9 million. The Mortgage Loan Receivable is collateralized by the Fairfield Inn, a 141-room limited service hotel located in East Rutherford, New Jersey. The Mortgage Loan Receivable was originally scheduled to mature in September 2017 and has been in default since February 2009. As a result of such default, the borrower is required to transfer all excess cash flow to the Company on a monthly basis. As of September 30, 2012, the carrying value of the Company’s mortgage loan receivable was approximately $7.0 million.

Because our mortgage loan receivable is in default and we are entitled to receive all excess cash flow from the underlying property, our mortgage loan receivable was appraised using valuation methods that we believe are typically used by investors for properties that are similar, including capitalization of the property’s net operating income, a 10-year discounted cash flow model (unless we expect our holding period to differ) and/or comparison with sales of similar properties. Primary emphasis was based on the discounted cash flow model, with the other approaches used to confirm the reasonableness of the value conclusion.

As of September 30, 2012, the estimated value for the Company’s mortgage loan receivable was approximately $11.8 million. The following summarizes the key assumptions that were used in the discounted cash flow model to estimate the value of the Company’s mortgage loan receivable:

Exit capitalization rate	9.6%
Discount rate	9.8%
Annual market rent growth rate	3.0%
Annual NOI growth rate	3.0%
Holding period (in years)	10.0

While the Company believes that its assumptions are reasonable, a change in these assumptions would impact the calculation of the estimated value of our mortgage loan receivable. Assuming all other factors remain unchanged, a decrease to the exit capitalization rates of 25 basis points would increase the value of our mortgage loan receivable by approximately $0.2 million and an increase in the exit capitalization rates of 25 basis points would decrease the value of our mortgage loan receivable by approximately $0.2 million. Similarly, a decrease to the discount rates of 25 basis points would increase the value of mortgage loan receivable by approximately $0.3 million and an increase in the discount rates of 25 basis points would decrease the value of our mortgage loan receivable by approximately $0.3 million.

Note Receivable from Affiliate: The estimated value of the Company’s note receivable from affiliate, which is due on demand, approximates its carrying value due to its short maturity.

Prepaid Expenses and Other Assets: The estimated value of the Company’s prepaid expenses and other assets approximate their carrying values due to their short maturities. Certain other balances, primarily intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in the valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Payable: The estimated value of the Company’s mortgage notes payable approximates its carrying value. The estimated values of our debt instruments were estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

Margin Loan: The estimated value of the Company’s margin loan approximates its carrying value because of its short maturity.

All Other Liabilities: All other liabilities consists of (i) accounts payable and accrued expenses of $0.9 million, (ii) distributions payable of $0.8 million and (iii) amounts due to the Lightstone Group, the Company’s Sponsor, of $0.1 million. The carrying values of these balances were considered to equal their fair value due to their short maturities.

Noncontrolling Interests: As noted above, the Company has a 95% ownership interest in the TownePlace Suites Hotel. Because the Company consolidates the financial condition of the TownePlace Suites Hotel, noncontrolling interests represents the other owner’s 5% interest in the net non-real estate assets of the TownePlace Suites Hotel as of September 30, 2012.

Limitations of Estimated Value per Share of Common Stock

The current fair value of the Company’s shares of common stock may be higher or lower than the valuation. There currently is no public market for the Company’s shares of common stock and the Company does not expect one to develop. The Company currently has no plans to list its shares of common stock on a national securities exchange or over-the-counter market, or to include its shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of the shares of common stock.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share of common stock, which could be significantly different from the estimated value per share of common stock determined by the Company’s Board of Directors. The estimated value per share of common stock determined by the Company’s Board of Directors does not represent the fair value of our assets less liabilities in accordance with accounting principles generally accepted in the United States, and such estimated value per share of common stock is not a representation, warranty or guarantee that:

·	a stockholder would be able to resell his or her shares of common stock at this estimated value;
·	a stockholder would ultimately realize distributions per share of common stock equal to the Company’s estimated value per share of common stock upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;
·	the Company’s shares of common stock would trade at the estimated value per share of common stock on a national securities exchange;
·	an independent third-party appraiser or other third-party valuation firm would agree with the Company’s estimated value per share of common stock; or
·	the methodology used to estimate the Company’s value per share of common stock would be acceptable to the Financial Industry Regulatory Authority, Inc. or under the Employee Retirement Income Security Act with respect to their respective requirements.

 Further, the estimated value per share of common stock as of September 30, 2012 is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares of common stock outstanding, all as of September 30, 2012. The value of the shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated value per share of common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future.

For the reasons set forth above and due to the fact that we are still conducting our Follow-On Offering and remain in our acquisition phase, our Board of Directors has determined that it is not appropriate to revise the price at which shares of our common stock are offered in our Follow-On Offering or under our DRIP at this time.

Share Repurchase Program

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

On December 21, 2012, our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any 12-month period to two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares of common stock under our DRIP and other operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

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

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2012.

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

Total distributions declared during the years ended December 31, 2012, 2011 and 2010 and were $3.3 million, $2.6 million, and $1.6 million, respectively.

The following tables provides a summary of the quarterly distributions declared during the periods indicated (dollar and share amounts are presented in thousands):

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$1,752		$459		$453		$433		$407
Distributions reinvested	1,516		401		393		372		350
Total Distributions	$3,268		$860		$846		$805		$757

Source of distributions:
Cash flows provided by operations	$1,706	52%	$459	53%	$268	32%	$200	25%	$385	51%
Offering proceeds	46	1%	-	0%	185	22%	233	29%	22	3%
Proceeds from issuance of common
stock through DRIP	1,516	47%	401	47%	393	46%	372	46%	350	46%
Total Sources	$3,268	100%	$860	100%	$846	100%	$805	100%	$757	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$1,706		$853		$268		$200		$385

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	158		42		41		39		36

	Year Ended December 31, 2011		Three Months Ended December 31, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q4 2011	Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			November 11, 2011		May 13, 2011		May 13, 2011		March 4, 2011

Date distribution paid			January 13, 2012		July 15, 2011		July 15, 2011		April 15, 2011

Distributions paid	$1,331		$375		$347		$319		$290
Distributions reinvested	1,256		342		326		300		288
Total Distributions	$2,587		$717		$673		$619		$578

Source of distributions:
Cash flows provided by operations	$1,405	52%	$310	43%	$347	52%	$319	52%	$-	0%
Offering proceeds			64	9%	-	0%	-	0%	290	50%
Proceeds from issuance of common
stock through DRIP	1,257	48%	343	48%	326	48%	300	48%	288	50%
Total Sources	$2,587	100%	$717	100%	$673	100%	$619	100%	$578	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$1,405		$310		$1,471		$556		$(932)

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	132		36		34		32		30

	Year Ended December 31, 2010		Three Months Ended December 31, 2010		Three Months Ended September 30, 2010		Three Months Ended June 30, 2010		Three Months Ended March 31, 2010
Distribution period:		Percentage of Distributions	Q4 2010	Percentage of Distributions	Q3 2010	Percentage of Distributions	Q2 2010	Percentage of Distributions	Q1 2010	Percentage of Distributions

Date distribution declared			November 12, 2010		September 16, 2010		July 9, 2010		March 23, 2010

Date distribution paid			January 15, 2011		October 29, 2010		July 15, 2010		April 15, 2010

Distributions paid	$830		$275		$240		$193		$122
Distributions reinvested	802		269		232		174		127
Total Distributions	$1,632		$544		$472		$367		$249

Source of distributions:
Cash flows provided by operations	$-	0%	$-	0%	$-	0%	$-	0%	$-	0%
Offering proceeds	830	51%	275	51%	240	51%	193	53%	122	49%
Proceeds from issuance of common
stock through DRIP	802	49%	269	49%	232	49%	174	47%	127	51%
Total Sources	$1,632	100%	$544	100%	$472	100%	$367	100%	$249	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$(1,355)		$(193)		$(498)		$(308)		$(356)

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	83		28		24		18		13

On March 22, 2013, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2013 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2013.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our distribution reinvestment program.

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Profits Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference.

Use of Public Offering Proceeds

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10 per share and 6.5 million shares of common stock available pursuant to our DRIP. We also have 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our shares of common stock for sale to the public.

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

The Follow-On Offering, pursuant to which the Company is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2012, we had received aggregate gross proceeds of approximately $0.8 million from the sale of approximately 0.1 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of December 31, 2012, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000 or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2012, cumulative gross offering proceeds of $50.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest as of December 31, 2012 in the Operating Partnership’s common units.

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through December 31, 2012, our Sponsor contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill in exchange for 50.0 Subordinated Profits Interests with an aggregate value of $5.0 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$$5,301
Other expenses incurred to be paid non-affiliates	5,958
Total offering expenses incurred from inception through December 31, 2012	$$11,259

Cumulatively through December 31, 2012, we have used the net offering proceeds of $39.3 million, after deduction of offering expenses paid since inception of $11.3 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$20,839
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	5,199
Cash and cash equivalents (as of December 31, 2012)	8,152
Cash distributions not funded by operations	1,708
Funding of restricted escrows	444
Other uses (primarily timing of payables)	(1,008)

Total uses	$39,328

As of March 15, 2013, we have sold approximately 5.5 million shares of common stock at an aggregate of price of approximately $55.1 million, these include, approximately 0.4 million shares of common stock at an aggregate price of approximately $3.7 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,				As of December 31, 2008 and for the Period April 28, 2008 (date of inception) through December 31,
(In Thousands, Except Per Share Amounts)	2012	2011	2010	2009	2008

Operating Data:
Revenues	$5,942	$2,978	$-	$-	$-

Bargain purchase gain	$7,857	$-	$-	$-	$-

Net income/(loss)	$9,764	$430	$(780)	$(248)	$-
Less: net income attributable to noncontrolling interests	(555)	(28)	-	-	-
Net income/(loss) applicable to Company's common shares	$9,209	$402	$(780)	$(248)	$-

Basic and diluted earnings/(loss) per Company's common shares	$1.84	$0.10	$(0.31)	$(0.98)	$-

Dividends declared on Company's common shares	$3,268	$2,587	$1,632	$157	$-
Weighted average common shares outstanding-basic and diluted	5,016	3,978	2,540	255	-
Balance Sheet Data:
Total assets	$64,734	$38,072	$29,535	$10,395	$202
Long-term obligations	$11,157	$-	$-	$-	$-
Company's Stockholder's Equity	$42,873	$28,547	$24,919	$7,557	$200

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$2,317	$1,279	$(391)	$(248)	$-

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II” or “Company”) intends to continue to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Lightstone Value Plus REIT II, LP, (the “Operating Partnership”), our acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties located either in or near major metropolitan areas.

Capital required for the purchase of real estate and real estate related investments will be obtained from the public offering of shares of our common stock, and from any indebtedness that we may incur in connection with the acquisition of any real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering (the “Offering”) was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering commenced on April 24, 2009 and terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), the Company had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2012, we had received aggregate gross proceeds of approximately $0.8 million from the sale of approximately 0.1 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2012:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC, or Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to an 8.163% equity interest), December 28, 2011 (with respect to an 5.587% equity interest), June 6, 2012 (with respect to an 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites Hotel, located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture which owns a second mortgage loan, secured by a residential apartment complex located in Queens, New York;

•	On July 13, 2012, we acquired a SpringHill Suites by Marriott Hotel, located in Peabody, Massachusetts; and
•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn Hotel (the “FFI Hotel”), located in East Rutherford, New Jersey, as a result of the restructuring of our mortgage loan receivable secured by the FFI Hotel, previously acquired on June 29, 2010.

 Current Environment

Our operating results as well as our investment opportunities are impacted by the health of the North American economies. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

U.S. and global credit and equity markets recently underwent significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to finance investment opportunities in the short term.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management's most difficult, subjective or complex judgments.

Revenue Recognition and Valuation of Related Receivables.

Our revenue, which will be comprised largely of rental income, will include rents that tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenue, unbilled rent that we only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, we will determine, in our judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collection of unbilled rent with respect to any given tenant is in doubt, we will record an increase in our allowance for doubtful accounts or will record a direct write-off of the specific rent receivable, which will have an adverse effect on our net income for the year in which the allowance is increased or the direct write-off is recorded and decrease our total assets and stockholders’ equity. Revenues from the operations of the hotels are recognized when the services are provided.

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

Real Estate Purchase Price Allocation.

When we make an investment in real estate, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, and certain liabilities such as assumed debt and contingent liabilities, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred within general and administrative costs within the consolidated statements of operations. Transaction costs such as professional fees, commissions, acquisition fees and closing costs incurred related to our investment in unconsolidated real estate entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

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

Our Property Managers may also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at our properties has also been outsourced to our Property Managers. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Managers will be expensed or capitalized to the basis of acquired assets, as appropriate.

Lightstone SLP II, LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2012, Lightstone SLP II, LLC had purchased 50 units of Subordinated Profits Interests by contributing $0.2 million and an aggregate 48.6% equity interest it owned in Brownmill (see Note 4 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2012 and 2011, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Comparison of the year ended December 31, 2012 vs. December 31, 2011

Consolidated

Rental revenue

Rental revenue increased by $2.9 million to $5.9 million during the year ended December 31, 2012 compared to $3.0 million for the same period in 2011. The increase consists of (i) an increase of $0.8 million during the 2012 period for the TownePlace Suites Hotel, which reflects the timing of the acquisition and higher average revenue per available room and occupancy during the 2012 period, and (ii) $2.1 million attributable to the acquisition of the SpringHill Suites Hotel in July 2012.

Property operating expenses

Property operating expenses increased by $1.8 million to $3.3 million during the year ended December 31, 2012 compared to $1.5 million for the same period in 2011. The increase consists of (i) an increase of $0.3 million during the 2012 period for the TownePlace Suites Hotel, which reflects the timing of the acquisition and increased occupancy during the 2012 period, and (ii) $1.5 million attributable to the acquisition of the SpringHill Suites Hotel.

Real estate taxes

Real estate taxes were unchanged at approximately $0.2 million during the year ended December 31, 2012 compared the same period in 2011.

General and administrative expenses

General and administrative expenses increased by $0.4 million to $2.0 million during the year ended December 31, 2012 compared to $1.6 million for the same period in 2011. The increase is attributable to the timing of the acquisition of the TownePlace Suite Hotel and the acquisition of the SpringHill Suites Hotel.

Depreciation and amortization

Depreciation and amortization expense increased by $0.3 million to $0.6 million during the year ended December 31, 2012 compared to $0.3 million or the same period in 2011. The increase is attributable to the timing of the acquisition of the TownePlace Suite Hotel and the acquisition of the SpringHill Suites Hotel.

Interest and dividend income

Interest and dividend income increased by $0.4 million to $1.7 million during the year ended December 31, 2012 compared to $1.3 million for the same period in 2011. The 2012 amount consists of (i) $0.2 million of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $0.7 million of dividend income earned on our investments in marketable securities, which were acquired in July 2011, (iii) $0.8 million of interest income on our mortgage loan receivable and (iv) $3 of interest on our cash and cash equivalents. The 2011 amount consisted of (i) $0.3 million of dividend income owned on our investments in marketable securities, (ii) $1.0 million of interest income on our mortgage loan receivable and (iii) $14 of interest on our cash and cash equivalents.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $0.7 million in our consolidated statements of operations during the first quarter of 2012. See Note 4 of the Notes to Consolidated Financial Statements.

Bargain purchase gain

During the year ended December 31, 2012, we completed the acquisitions of the Springhill Suites Hotel and the FFI Hotel. In connection with these acquisitions, we recognized a bargain purchase gain of $7.9 million in our consolidated statements of operations during the year ended December 31, 2012. The gain represents the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost. See Note 3 of the Notes to Consolidated Financial Statements.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the year ended December 31, 2012 was $0.2 million compared to a loss of $0.3 million for the same period in 2011. Our income/(loss) from investments in unconsolidated affiliated entities is attributable to our investments in (i) Brownmill, (ii) the CP Boston Joint Venture (20.0% ownership interest acquired on March 21, 2011 and disposed of effective January 1, 2012) and (iii) the Rego Park Joint Venture (10.0% ownership interest acquired on April 12, 2011). We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $0.5 million during the year ended December 31, 2012 compared to $19 for the same period in 2011. Interest expense in the 2012 period consists of $0.5 million and $34 related to our mortgage indebtedness and our margin loan, respectively. Interest expense during the 2011 period consisted of $19 related to our margin loan as we did not have any mortgage indebtedness during the 2011 period.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel.

Comparison of the year ended December 31, 2011 vs. December 31, 2010

Consolidated

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	$ Change	% Change

Rental revenues	$2,978	$-	$2,978	*

Property operating expenses	1,500	-	1,500	*
Real estate taxes	173	-	173	*
General and administrative costs	1,579	1,051	528	50%
Depreciation and amortization	295	-	295	*
Total operating expenses	3,547	1,051	2,496	237%
Operating loss	(569)	(1,051)	482	-46%

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

Interest and dividend income

Interest and dividend income increased by $1.1 million to $1.3 million for the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. Our interest and dividend income in the 2011 period was primarily attributable to interest payments received on our mortgage loan receivable and dividends earned on our investments in marketable securities as compared to the 2010 period which was attributable to interest earned on our equity investment in HG CMBS Finance, LLC, which was sold in October 2010.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities for the year ended December 31, 2011 was $0.3 million compared to a loss of $0.2 million during the year ended December 31, 2010. Our income from investments in unconsolidated affiliated entities in the 2011 period is attributable to our investments in (i) Brownmill (26.25%, 8.163% and 5.587% interests acquired effective April 1, 2010, October 1, 2010 and October 1, 2011, respectively), (ii) the CP Boston Joint Venture (20.0% interest acquired on March 21, 2011) and (iii) the Rego Park Joint Venture (10.0% interest acquired on April 12, 2011), which we account for under the equity method of accounting. Our loss from investments in unconsolidated affiliated entities in the 2010 period is attributable to our investment in Brownmill.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in the Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites Hotel, which was acquired on January 19, 2011.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2012, our primary source of funds was from $7.0 million of proceeds from our the sale of shares of common stock under our Offering and our Follow-On Offering and $11.0 million of aggregate net mortgage financing proceeds related to our TownePlace Suites Hotel and SpringHill Suites Hotel. We are dependent upon the future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our future sources of funds will primarily consist of (i) net proceeds from our public offerings, (ii) cash flows from our operations, (iii) repayment of the note receivable from our affiliate, (iv) proceeds from our borrowings and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $11.2 million and a margin loan of $2.7 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2012, our total borrowings aggregated $13.9 million which represented 28% of our net assets.

Our future borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

In general the type of future financing executed by us to a large extent will be dictated by the nature of the investment and current market conditions. For long-term real estate investments, it is our intent to finance future acquisitions using long-term fixed rate debt. However there may be certain types of investments and market circumstances which may result in variable rate debt being the more appropriate choice of financing. To the extent floating rate debt is used to finance the purchase of real estate, management will evaluate a number of protections against significant increases in interest rates, including the purchase of interest rate caps instruments.

We may also obtain lines of credit to be used to acquire properties. If obtained, these lines of credit will be at prevailing market terms and will be repaid from offering proceeds, proceeds from the sale or refinancing of properties, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We may draw upon lines of credit to acquire properties pending our receipt of proceeds from our public offerings. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we borrowed using a margin loan collateralized by the securities held with the financial institution that provided the margin loan.  This loan is due on demand and will be paid upon the liquidation of securities.

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs are accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010

Selling commissions and dealer manager fees	$715	$943	$2,343
Other offering costs	$1,495	$1,611	$441

Since commencement of our Offering through December 31, 2012, we have incurred approximately $5.3 million in selling commissions and dealer manager fees and $6.0 million of other offering costs.

During the acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Managers and/or other third party property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our advisor and its affiliates:

	For the Years Ended December 31,
	2012	2011	2010
Acquisition fees	$85	$141	$75
Asset management fees	346	268	96
Total	$431	$409	$171

During the years ended December 31, 2012, 2011 and 2010, we did not incur any fees associated with payments to our Property Managers.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Cash flows provided by/(used in) operating activities	$1,706	$1,405	$(1,355)
Cash flows used in investing activities	(11,541)	(21,072)	(5,218)
Cash flows provided by financing activities	12,873	6,604	16,154
Net change in cash and cash equivalents	3,038	(13,063)	9,581
Cash and cash equivalents, beginning of the year	5,114	18,177	8,596
Cash and cash equivalents, end of the year	$8,152	$5,114	$18,177

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

Our principal demands for liquidity currently are acquisition and development activities, including required property improvement plans for our SpringHill Suites Hotel and our FFI Hotel, which are currently expected to be completed during 2013, scheduled debt service on our mortgages payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. The principal source of funding for our property improvement plans is our restricted escrows. Additionally, we have a demand note receivable received from Lightstone REIT I in connection with the sale of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an outstanding balance of $2.3 million as of December 31, 2012. Furthermore, the mortgage on our SpringHill Suites Hotel provides for an additional single loan advance of up to $1.0 million no later than six months prior to July 13, 2015, subject to the satisfaction of certain conditions, including completion of its property improvement plan and achievement of a debt service coverage ratio of at least 1.75. We currently do not expect the advance to be funded in the foreseeable future.

Operating activities

The net cash provided by operating activities of $1.7 million during the 2012 period primarily related to our net income of $9.8 million less (i) nonrecurring third quarter bargain purchase gain of approximately $7.9 million related to our acquisition of the SpringHill Suites Hotel and the FFI Hotel, (ii) a nonrecurring first quarter gain on disposition of approximately $0.7 million related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Join Venture and (iii) depreciation expense of approximately $0.6 million.

Investing activities

The net cash used in investing activities of $11.5 million during the 2012 period reflects (i) an aggregate of $10.1 million related to the acquisition of the Springhill Suites Hotel, including a restricted escrow of approximately $0.8 million and (ii) the net placement in restricted escrows of approximately $1.8 million for its property improvement plan (see Note 3 of the Notes to Consolidated Financial Statements for additional information), partially offset by (i) $0.6 million of aggregate cash proceeds received from Lightstone I related to the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture and (ii) $0.3 million of aggregate distributions received from our investments in unconsolidated affiliated entities.

Financing activities

The net cash provided by financing activities of $12.9 million during the 2012 period primarily consists of (i) proceeds from the issuance of our common stock of $7.2 million and (ii) net mortgage financing proceeds totaling $11.0 million on our TownePlace Suites Hotel and SpringHill Suites Hotel partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $2.2 million, (ii) distributions to common stockholders of $1.7 million, (iii) distributions to noncontrolling interests of $0.3 million, (iv) redemptions and cancellations of shares of common stock of $0.5 million and (v) paydowns on our margin loan of $0.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, pursuant to our share repurchase program. We redeemed 100% of the redemption requests at an average price per share of common stock of $9.00. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our distribution reinvestment plan and from our operating funds.

On December 21, 2012, our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

We currently have a margin loan of $2.7 million that is due on demand.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”) which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our Follow On Offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the Primary Offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified funds from operations, (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Follow On Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Follow On Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Follow On Offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our Follow On Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The below table illustrates the items deducted from or added to net income/(loss)in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income/(loss)	$9,764	$430	$(780)
FFO adjustments:
Depreciation and amortization of real estate assets	558	295	-
Gain on disposition of unconsolidated affiliated entity	(741)	-	-
Adjustments to equity in earnings from
unconsolidated entities, net	667	596	389
Bargain purchase gain	(7,857)	-	-
FFO	2,391	1,321	(391)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs
expensed(1)	804	509	302
Gain on sale of unconsolidated real
estate entity	-	-	(181)
Adjustments to equity in earnings from
unconsolidated entities, net	(250)	67	(39)
Amortization of above or below market leases and
liabilities(2)	-	-	-
Accretion of discounts and amortizatio of premiums
on debt investments	-	-	-
Mark-to-market adjustments(3)	-	-	-
Non-recurring gains/(losses) from extinguishment/sale
of debt, derivatives or securities holdings(4)	-	-	-

MFFO	2,945	1,897	(309)
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format	$2,945	$1,897	$(309)

Net income/(loss)	$9,764	$430	$(780)
Less: income attributable to noncontrolling
interests	(555)	(28)	-
Net income/(loss) applicable to company's common shares	$9,209	$402	$(780)
Net income/(loss) per common share, basic and diluted	$1.84	$0.10	$(0.31)

FFO	$2,391	$1,321	$(391)
Less: FFO attributable to noncontrolling
interests	(74)	(42)	-
FFO attributable to company's common shares	$2,317	$1,279	$(391)
FFO per common share, basic and diluted	$0.46	$0.32	$(0.15)

MFFO - IPA recommended format	$2,945	$1,897	$(309)
Less: MFFO attributable to noncontrolling
interests	(76)	(65)	-
MFFO attributable to company's common shares	$2,869	$1,832	$(309)

Weighted average number of common shares
outstanding, basic and diluted	5,016	3,978	2,540

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2012

FFO	$2,956
Distributions	$7,644

For the year ended December 31, 2012, we paid distributions of $3.2 million, including $1.7 million of distributions paid in cash and $1.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2012 was $2.3 million and cash flow from operations was $1.7 million. See the reconciliation of FFO to net income/(loss) above.

Information Regarding Dilution

In connection with our Follow-On, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share of common stock was $9.20. The offering price of shares of our common stock under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2012 was $10.00.

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

Subsequent Events

See Note 16 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2013 through March 29, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2012, we did not have any derivative agreements outstanding.

As of December 31, 2012, we held marketable equity securities with a fair value of $8.1 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2012, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2012:

(Dollars in thousands)
Contractual Obligations	2013	2014	2015	2016	Thereafter	Total
Principal maturities	$210	$223	$10,724	$-	$-	$11,157

As of December 31, 2012, our mortgages payable both bore interest at a variable rate of Libor plus 3.75%, subject to various floor rates. Accordingly, the interest expense associated with these instruments are subject to changes in market interest rates. However, based on the Libor rate of 0.21% as of September 30, 2012, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of December 31, 2012 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value
Mortgages payable	$11,157	$11,157

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2012, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries
(a Maryland corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	70

Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011	71

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	72

Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2012, 2011 and 2010	73

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010	74

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	75

Notes to Consolidated Financial Statements	76

Real Estate and Accumulated Depreciation (Schedule III)	102

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

March 29, 2013

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2012	December 31, 2011

Assets
Investment property:
Land and improvements	$7,140	$1,800
Building and improvements	27,284	9,417
Furniture and fixtures	2,589	784
Construction in progress	323	513
Gross investment property	37,336	12,514
Less accumulated depreciation	(850)	(293)
Net investment property	36,486	12,221

Investments in unconsolidated affiliated entities	5,950	7,388
Cash and cash equivalents	8,152	5,114
Marketable securities, available for sale	8,144	5,701
Restricted escrows	2,799	374
Mortgage loan receivable, net	-	7,029
Note receivable from affiliate	2,340	-
Prepaid expenses and other assets	863	245

Total Assets	$64,734	$38,072

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,017	$659
Margin loan	2,716	3,340
Mortgages payable	11,157	-
Due to sponsor	113	74
Distributions payable	860	717

Total liabilities	15,863	4,790

Commitments and contingencies (Note 14)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 5,311 and 4,503 shares issued and outstanding in 2012 and 2011, respectively	53	45
Additional paid-in-capital	41,652	35,822
Subscription receivable	-	(104)
Accumulated other comprehensive income/(loss)	229	(2,214)
Accumulated surplus/(deficit)	939	(5,002)

Total Company stockholders' equity	42,873	28,547
Noncontrolling interests	5,998	4,735

Total Stockholders' Equity	48,871	33,282

Total Liabilities and Stockholders' Equity	$64,734	$38,072

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010

Rental revenue	$5,942	$2,978	$-

Expenses:
Property operating expenses	3,329	1,500	-
Real estate taxes	216	173	-
General and administrative costs	1,953	1,579	1,051
Depreciation and amortization	558	295	-

Total operating expenses	6,056	3,547	1,051

Operating loss	(114)	(569)	(1,051)

Interest and dividend income	1,665	1,332	255
Gain on disposition of unconsolidated affiliated entity	741	-	-
Bargain purchase gain	7,857	-	-
Interest expense	(535)	(19)	-
Other expense, net	(9)	(27)	-
Gain on sale of unconsolidated real estate entity	-	-	181
Income/(loss) from investments in unconsolidated affiliated entities	159	(287)	(165)

Net income/(loss)	9,764	430	(780)

Less: net income attributable to noncontrolling interests	(555)	(28)	-

Net income/(loss) applicable to Company's common shares	$9,209	$402	$(780)

Net income/(loss) per Company's common share, basic and diluted	$1.84	$0.10	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	5,016	3,978	2,540

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010

Net income/(loss)	$9,764	$430	$(780)

Other comprehensive income/(loss):
Unrealized gain/(loss) on available for sale securities	2,443	(2,214)	-

Comprehensive income/(loss)	12,207	(1,784)	(780)

Less: Comprehensive income attributable to noncontrolling interests	(555)	(28)	-

Comprehensive income/(loss) attributable to the Company's common shares	$11,652	$(1,812)	$(780)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Shares			Subscription Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Surplus/(Deficit)	Total
			Additional				Company	Total
	Common		Paid-In				Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital				Equity	Interests	Equity

BALANCE, December 31, 2009	1,236	12	8,616	(666)	-	(405)	7,557	2	7,559

Net loss	-	-	-	-	-	(780)	(780)	-	(780)
Distributions declared	-	-	-	-	-	(1,632)	(1,632)	-	(1,632)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	3,300	3,300
Proceeds from offering	2,170	22	21,656	300	-	-	21,978	-	21,978
Selling commissions and dealer manager fees	-	-	(2,343)	-	-	-	(2,343)	-	(2,343)
Other offering costs	-	-	(441)	-	-	-	(441)	-	(441)
Redemption and cancellation of shares	(3)	-	(24)	-	-	-	(24)	-	(24)
Shares issued from distribution reinvestment program	64	1	603	-	-	-	604	-	604

BALANCE, December 31, 2010	3,467	35	28,067	(366)	-	(2,817)	24,919	3,302	28,221

Net income	-	-	-	-	-	402	402	28	430
Other comprehensive loss					(2,214)	-	(2,214)	-	(2,214)

Distributions declared	-	-	-	-	-	(2,587)	(2,587)	-	(2,587)
Distributions paid								(39)	(39)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	548	548
Contributions from noncontrolling interests	-	-	-	-	-	-	-	896	896
Proceeds from offering	960	10	9,561	262	-	-	9,833	-	9,833
Selling commissions and dealer manager fees	-	-	(943)	-	-	-	(943)	-	(943)
Other offering costs	-	-	(1,611)	-	-	-	(1,611)	-	(1,611)
Redemption and cancellation of shares	(48)	(1)	(433)	-	-	-	(434)	-	(434)
Shares issued from distribution reinvestment program	124	1	1,181	-	-	-	1,182	-	1,182

BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$28,547	$4,735	$33,282

Net income	-	-	-	-	-	9,209	9,209	555	9,764
Other comprehensive income					2,443	-	2,443	-	2,443
Distributions declared	-	-	-	-	-	(3,268)	(3,268)	-	(3,268)
Distributions paid	-	-	-	-	-	-	-	(306)	(306)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	-	911	911
Contributions from noncontrolling interests	-	-	-	-	-	-	-	103	103
Proceeds from offering	706	7	7,041	104	-	-	7,152	-	7,152
Selling commissions and dealer manager fees	-	-	(715)	-	-	-	(715)	-	(715)
Other offering costs	-	-	(1,495)	-	-	-	(1,495)	-	(1,495)
Redemption and cancellation of shares	(51)	(1)	(457)	-	-	-	(458)	-	(458)
Shares issued from distribution reinvestment program	153	2	1,456	-	-	-	1,458	-	1,458

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$42,873	$5,998	$48,871

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$9,764	$430	$(780)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	558	295	-
Amortization of deferred financing costs	65	-	-
Gain on disposition of investment in unconsolidated affiliated entity	(741)	-	-
Bargain purchase gain	(7,857)	-	-
Income/(loss) from investments in unconsolidated affiliated entities	(159)	287	165
Gain on sale of investment in unconsolidated real estate entity	-	-	(181)
Changes in assets and liabilities:
Decrease/(increase) in restricted escrows	136	474	(715)
(Increase)/decrease in prepaid expenses and other assets	(339)	(20)	28
Increase in tenant accounts receivable	(90)	(66)	-
Increase in accounts payable and other accrued expenses	330	15	63
Increase/(decrease) in due to sponsor	39	(10)	65

Net cash provided by/(used in) operating activities	1,706	1,405	(1,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(9,808)	(12,564)	-
Purchase of marketable securities, net of margin loan	-	(4,575)	-
Purchase of investments in unconsolidated affiliated entities	-	(3,993)	-
Purchase of mortgage loan receivable	-	-	(7,857)
Purchase of restricted escrow	(835)	-	-
Proceeds from disposition of investment in unconsolidated affiliated entity	560	-	-
Collections on note receivable from affiliate	60	-	-
Funding of restricted escrows	(1,807)	-	-
Distributions from unconsolidated affiliated entities	289	-	-
Collections on mortgage loan receivable	-	60	768
Proceeds from sale of investment in unconsolidated real estate entity	-	-	1,871

Net cash used in investing activities	(11,541)	(21,072)	(5,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	11,273	-	-
Payment on mortgages payable	(116)	-	-
Payment of loan fees and expenses	(242)	(30)	-
Payment on margin loans	(624)	-	-
Proceeds from issuance of common stock	7,152	9,833	21,978
Payment of commissions and offering costs	(2,242)	(2,391)	(5,262)
Redemption and cancellation of common shares	(458)	(434)	(24)
Decrease in due from sponsor	-	-	102
Contribution of noncontrolling interests	103	896	-
Distributions to noncontrolling interests	(306)	(39)	-
Distributions to common stockholders	(1,667)	(1,231)	(640)

Net cash provided by financing activities	12,873	6,604	16,154

Net change in cash and cash equivalents	3,038	(13,063)	9,581
Cash and cash equivalents, beginning of year	5,114	18,177	8,596

Cash and cash equivalents, end of year	$8,152	$5,114	$18,177

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) is a Maryland corporation formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties , as well as other real estate-related investments, located principally in North America.

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008.

The Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of “we,” “our,” “us” or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 11,000 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 11 hotels and 3.5 million square feet of retail space. The residential, office, industrial and retail properties are located in 19 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 400 staff and professionals.

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

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2012, we had received aggregate gross proceeds of approximately $0.8 million from the sale of approximately 0.1 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

As of December 31, 2012, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2012, cumulative gross offering proceeds of $50.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.99% general partnership interest as of December 31, 2012 in the Operating Partnership’s common units.

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

Noncontrolling Interest – Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests in our Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through December 31, 2012, our Sponsor contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for 50.0 Subordinated Profits Interests with an aggregate value of $4.8 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

.

Operations - Operating Partnership Activity

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

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 13 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2012, the Company had a 99.9% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information:	Year Ended December 31,
	2012	2011	2010

Cash paid for interest	$413	$-	$-
Distributions declared	$3,268	$2,587	$1,632
Marketable securities purchased with margin loan, net	$-	$3,340	$-
Noncash commissions and other offering costs in
accounts payable and other accrued expenses	$254	$286	$123
Subscription receivable	$(104)	$(262)	$(300)
Value of shares issued from distribution reinvestment program	$1,458	$1,182	$604
Issuance of units in exchange for investment in unconsolidated	$911	$548	$3,300
Restricted escrow deposits and related liability initially established
acquisition of mortgage loan receivable	$-	$205	$338
Note receivable received in connection with disposition
of investment in unconsolidated affiliated entity	$2,400	$-	$-
Satisfaction of promissory note	$7,029	$-	$-

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

Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2012 and 2011, the Company did not recognize any impairment charges.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Deferred Costs

The Company capitalizes initial direct costs associated with financing and leasing activities. The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan is originated using the effective interest method over the term of the loan. Deferred leasing costs are not amortized to expense until the earlier of the store opening date or the date the tenant’s lease obligation begins.

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, we had no material uncertain income tax positions and our net operating loss carry forward was $0.5 million. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Selling Commission, Dealer Manager Fees and Organization and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. Through December 31, 2012, the Company has incurred approximately $5.3 million in selling commissions and dealer manager fees and $6.0 million of other offering costs. From the commencement of the offering through December 31, 2012, the Company has recorded approximately $11.3 million of these expenses against APIC.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. The Company will formally document all relationships between hedging instruments and hedged items, as well as our risk- management objective and strategy for undertaking each hedge transaction. The Company will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Amounts will be reclassified from other comprehensive income (loss) to the consolidated statement of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Stock-Based Compensation

The Company has a stock-based incentive award plan for our directors, and an Employee and Director Incentive Restricted Share Plan. Awards will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows. The Company has not granted any stock-based incentive awards.

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

New Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued updated guidance with respect to reporting of amounts reclassified out of accumulated other comprehensive income. This update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period.  The guidance is effective prospectively for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

TownePlace Suites Hotel

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture, completed the acquisition of a 95% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (“TownePlace Suites Hotel”) from Citrus Suites, LLC (the “Seller”). The remaining 5% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the three months ended March 31, 2011, TPS Metairie LLC contributed $0.7 million to LVP Metairie JV. The TownePlace Suites Hotel, which has immediate access to the New Orleans Airport, will operate as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (“Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Seller was not affiliated with the Company or its subsidiaries.

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

The Company has established a taxable REIT subsidiary (“TRS”) which has entered into an operating lease agreement for the TownePlace Suites Hotel. The TRS has also entered into a management agreement (the “TownePlace Suites Management Agreement”) with Trans Inns Management, Inc., an unrelated third party, for the management of the TownePlace Suites Hotel, and the Franchise Agreement with Marriott.  The Towne Place Suites Management Agreement, which had an initial term of one-year commencing on January 19, 2011, provides for (i) monthly base management fees equal to 3% of gross revenues, as defined and (ii) certain incentive fees.  The TownePlace Suites Management Agreement provides for nine additional one-year extensions and may be terminated by either party with no less than 90-days written notice, by either party, in advance of the anniversary date.

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

During the year ended December 31, 2012, LVP Metairie JV made total distributions of approximately $6,120 ($5,814 and $306 to the Company and TPS Metairie, LLC, respectively). The 2012 distributions consisted of approximately $1,575 ($1,497 and $78 to the Company and TPS Metairie LLC, respectively) of annualized preferred returns and approximately $4,545 ($4,317 and $228 to the Company and LVP Metairie LLC, respectively) of return of invested capital. The 2012 distributions include the net proceeds from a $6.0 million mortgage loan obtained on March 14, 2012 (see Note 7). During the year ended December 31, 2011, LVP Metairie JV made total distributions of approximately $784 ($745 and $39 to the Company and TPS Metairie, LLC, respectively), all of which related to the annualized preferred return.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition.

Approximately $1.8 million was allocated to land, $9.7 million was allocated to building and improvements and $0.5 million was allocated to furniture and fixtures.

SpringHill Suites Hotel

On July 13, 2012, the Company entered into an Assignment and Assumption of Purchase and Sale Agreement (the “Assignment”) with Lightstone Acquisitions V LLC (the “Assignor”), an affiliate of the Company’s Sponsor.  Under the terms of the Assignment, the Company was assigned the rights and assumed the obligations of the Assignor with respects to certain Purchase and Sale Agreement (the “Purchase Agreement”), dated March 12, 2012, made between the Assignor as the Purchaser and Springhill Peabody HH LLC as the Seller, as amended, whereby the Assignor contracted to purchase a six story, 164-suite, limited services hotel located in Peabody, Massachusetts which operates as a SpringHill Suites by Marriott (the “SpringHill Suites Hotel”) which was constructed and commenced operations in July 2002.

On July 13, 2012, the Company completed the acquisition of the SpringHill Suites Hotel from the Seller, an unrelated third party.  In connection with the acquisition, the Company assumed the existing Management Agreement with Marriott and simultaneously gave the requisite 30-day notice for early termination, which required the payment of a termination fee (the “Termination Fee”) of approximately $1.2 million to Marriott. Contemporaneously, the Company entered into a 20-year franchise agreement (the “Franchise Agreement”) with Marriott, pursuant to which the SpringHill Suites Hotel continued to operate as a SpringHill Suites by Marriott commencing on August 11, 2012. The Company has established a TRS, which has entered into an operating lease agreement for the SpringHill Suites Hotel.  The TRS has also entered into a new management agreement (the “SSH Peabody Management Agreement”) with SSH Peabody, LLC, an unrelated third party, for the management of the SpringHill Suites Hotel which commenced on August 11, 2012.

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

The aggregate cost for the SpringHill Suites Hotel was approximately $10.1 million, including the Termination Fee and approximately $0.8 million for a furniture, fixtures and equipment reserve (the “FFE Reserve”) held in escrow by Marriott.  In connection with the acquisition, the Company’s incurred closing and other transaction costs of approximately $0.2 million, including an acquisition fee equal to 0.95% of the contractual purchase price less the Termination Fee, or approximately $85, paid to the Company’s advisor.  The acquisition was funded in part with cash and proceeds from a $5.3 million mortgage obtained by the Company from the Bank of the Ozarks. The FFE Reserve was subsequently released from escrow by Marriott in October 2012 as a result of the termination of the existing Management Agreement.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $13.6 million exceeded the aggregate cost of $10.1 million, resulting in the recognition of a bargain purchase gain of approximately $3.5 million in the consolidated statements of operations during the third quarter of 2012. The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $2.8 million was allocated to land, $9.0 million was allocated to building and improvements and $1.0 million was allocated to furniture and fixtures. Additionally, the FFE Reserve was recorded at its cost of approximately $0.8 million.

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

Restructuring of Mortgage Loan Secured by a Limited Service Hotel Located in East Rutherford, New Jersey (the “FFI Hotel”) and Simultaneous Acquisition of the Hotel.

On December 31, 2012, the Company, and LVP East Rutherford, LLC (“LVP East Rutherford”), a newly formed majority-owned subsidiary, entered into a Restructuring Agreement (the “Restructuring Agreement”) with a syndicate of unrelated third-party investors, including Moody National FFI Meadowlands Rollup LLC (collectively, the “Borrowers”) and Moody National FFI Meadowlands MT, LLC (together with the Borrowers, the “Borrower Parties”). The Borrowers were the owners of the FFI Hotel, which operates as a Fairfield Inn under a franchise agreement with Marriott International Inc. (“Marriott”) and is managed by Concord Hospitality Enterprises Company (“Concord”), an unrelated third party, under a management agreement with an initial term that expires in August 2017.

Previously, on June 29, 2010, the Company purchased a fixed-rate, nonrecourse mortgage note (the “Loan”) with an original principal balance of $18.7 million for $7.9 million from an unrelated third-party financial institution. The Loan, which was secured by the FFI Hotel, had been in default since February 2009 and the carrying value of the Company’s investment in the Loan was approximately $7.0 million as of December 30, 2012. Additionally, during the year ended December 31, 2011, the Company applied $0.1 million of excess cash received to outstanding principal. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $0.8 million, $1.0 million and zero of interest income, respectively.

Under the terms of the Restructuring Agreement, the Borrowers contributed the FFI Hotel to LVP East Rutherford and the Borrower Parties and the Company received 17.4% and 82.6%, respectively, of the outstanding common units in LVP East Rutherford. Additionally, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $6.3 million to LVP East Rutherford which is secured by the FFI Hotel. The Promissory Note has an initial maturity date of January 6, 2021, bears interest at 9.00%, and requires monthly principal and interest payments pursuant to a 30-year amortization schedule through its stated maturity. LVP East Rutherford also has an option to further extend the maturity of the Promissory Note for two additional one-year periods. Upon consummation of the transactions provided for in the Restructuring Agreement, all existing obligations under the Loan were satisfied in full.

On December 31, 2012, the transactions provided for in the Restructuring Agreement were consummated. Simultaneously, the Company purchased an additional 5.1% of the outstanding common units of LVP East Rutherford for $0.1 million from various Borrowers that chose not to participate in the Restructuring Agreement. As a result, the Company holds in the aggregate 87.7% of the outstanding common units of LVP East Rutherford.

Under the terms of the operating agreement of LVP East Rutherford, the Company is the majority holder and manager of, and has the ability to make all major decisions regarding, LVP East Rutherford, unless they relate to certain agreements with affiliated parties or amendments to the operating agreement that may adversely affect a minority interest holder in a disproportionate manner to other members of the same class of stock. LVP East Rutherford has two authorized classes of stock consisting of preferred units, none of which have been issued at this time, and common units. Distributions will be first to the preferred units, if any, and then to the common units in proportion to their ownership interests.

The FFI Hotel, which opened in 1997 and was renovated in 2007, has 141 rooms, including 39 king guestrooms, 89 double/double guestrooms, nine double rooms, and four suites. Located at 850 Paterson Plank Road in East Rutherford, NJ, the FFI Hotel is in immediate proximity to Teterboro Airport and Meadowlands Sports Complex, seven miles west of New York City and 15 miles from Newark International Airport.

The Company has established a TRS, which has entered into an operating lease agreement for the FFI Hotel and a relicensing franchise agreement (the “Franchise Agreement”) with Marriott for the FFI Hotel which runs through 2025. The FFI Hotel will continue to be managed by Concord.

The Franchise Agreement requires the TRS to make certain renovations and improvements to the FFI Hotel in accordance with a prescribed property improvement plan (the “FFI PIP”) no later than September 30, 2013. The estimated cost for the FFI PIP is approximately $4.7 million. Management of the Company believes that the FFI Hotel is adequately insured.

The aggregate cost for the FFI Hotel was approximately $7.4 million. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $11.7 million exceeded the aggregate cost of $7.4 million, resulting in the recognition of a bargain purchase gain of approximately $4.3 million in the consolidated statements of operations during the year ended December 31, 2012. There was no contingent consideration related to this acquisition. The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively.

Approximately $2.5 million was allocated to land, $8.4 million was allocated to building and improvements and $0.8 million was allocated to furniture and fixtures.

The capitalization rate for the FFI Hotel as of the closing of the acquisition was 8.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites Hotel, the SpringHill Suites Hotel and the FFI Hotel since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2012	2011
Rental revenue	$5,942	$2,978
Net income(1)	$972	$536

Note:

(1)      Includes the $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites Hotel and the FFI Hotel.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the TownePlace Suites Hotel, the SpringHill Suites Hotel and the FFI Hotel had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2012	2011	2010
Pro forma rental revenue	$11,884	$10,673	$10,056
Pro forma net income/(loss) per Company's common share (2)	$(150)	$(1,138)	$(2,515)
Pro forma net income/(loss) per Company's common share, basic and diluted(2)	$(0.03)	$(0.29)	$(0.99)

Note:

(2)      Excludes $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites Hotel and the FFI Hotel.

4. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2012	December 31, 2011
Brownmill LLC ("Brownmill")	Various	48.58%	$4,076	$3,463
LVP CP Boston, LLC ("CP Boston Joint Venture")	March 21, 2011	-	-	2,218
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.00%	1,874	1,707
Total investments in unconsolidated affiliated entities			$5,950	$7,388

Brownmill

During 2010, 2011 and 2012, the Company entered into five separate contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% equity interest (34.4%, 5.6% and 8.6% in 2010, 2011 and 2012, respectively) in Brownmill in order to fulfill the Sponsor’s semi-annual commitment to purchase Subordinated Profits Interests with cash or contributed property. In exchange, the Company issued an aggregate of 48 units (33, 6 and 9 in 2010, 2011 and 2012, respectively) of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million, of which $3.3 million, $0.6 million and $0.9 million were in 2010, 2011 and 2012, respectively), to Lightstone SLP II LLC.

The aggregate fair value of the Company’s 48.6% interest in Brownmill, based on estimated fair values as of the effective dates of the applicable contributions, was approximately $15.5 million, of which $4.8 million was in the form of equity and $10.7 million was in the form of mortgage indebtedness.

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2012, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the year ended December 31, 2012, Brownmill made distributions of $300 to its members, of which the Company’s share was $135. Brownmill did not make distributions during the years ended December 31, 2011 and 2010.

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

The following table represents the condensed income statement for Brownmill for the period indicated:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period April 1, 2010 through December 31, 2010

Revenue	$ 3,682	$ 3,821	$ 2,820

Property operating expenses	1,361	1,723	1,162
Depreciation and amortization	862	824	647

Operating income	1,459	1,274	1,011

Interest expense and other, net	(1,179)	(1,178)	(903)

Net income	$ 280	$ 96	$ 108

Company's share of net income	$ 122	$ 23	$ 37

Additional depreciation and amortization expense (1)	(283)	(243)	(202)

Company's loss from investment	$ (161)	$ (220)	$ (165)

1.            Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheet for Brownmill:

	As of	As of
	December 31, 2012	December 31, 2011

Real estate, at cost (net)	$ 16,760	$ 17,500
Cash and restricted cash	947	642
Other assets	1,602	1,677

Total assets	$ 19,309	$ 19,819

Mortgage payable	$ 21,159	$ 21,589
Other liabilities	540	597
Members' deficiency	(2,390)	(2,367)

Total liabilities and members' deficiency	$ 19,309	$ 19,819

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

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received approximately $3.0 million in total consideration, consisting of approximately $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from the operating partnership of Lightstone REIT I, which is reflected in Note Receivable from Affiliate in the consolidated balance sheet as of December 31, 2012. The Lightstone REIT I Note requires monthly interest payments. During the year ended December 31, 2012 the Company recognized $240 of interest income on the Lightstone REIT I Note. Additionally, the Company received a principal paydown of $60 during the year ended December 31, 2012 and the outstanding balance of the Lightstone REIT I Note was $2,340 as of December 31, 2012.

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

CP Boston Joint Venture Financial Information

The following table represents the condensed income statement for the CP Boston Joint Venture for the period indicated:

For the Period March 21, 2011 through December 31, 2011

Revenue	$ 10,919

Property operating expenses	10,684
Franchise cancellation expense	1,235
Depreciation and amortization	288
Operating loss	(1,288)
Other income	17

Net loss	$ (1,271)

Company's share of net loss	$ (254)

The following table represents the condensed balance sheet for CP Boston Joint Venture:

As of
December 31, 2011

Investment property, at cost (net)	$ 10,820
Intangible assets	93
Cash and restricted cash	1,754
Other assets	997

Total assets	$ 13,664

Other liabilities	2,692
Members' capital	10,972

Total liabilities and members' capital	$ 13,664

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

Rego Park Joint Venture Financial Information

The following table represents the condensed income statement for the Rego Park Joint Venture for the period indicated:

	For the Year ended December 31, 2012	For the Period April 12, 2011 through December 31, 2011

Operating expenses	$5	$202
Operating loss	(5)	(202)
Interest income	3,203	2,068

Net income	$3,198	$1,866

Company's share of net income	$320	$187

The following table represents the unaudited condensed balance sheet for Rego Park Joint Venture:

	As of	As of
	December 31, 2012	December 31, 2011

Cash and restricted cash	$91	$656
Mortgage note receivable, net	18,443	16,260
Other assets	45	-

Total assets	$18,579	$16,916

Members' capital	$18,579	$16,916

Total liabilities and members' capital	$18,579	$16,916

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$229	$-	$8,144

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$-	$(2,214)	$5,701

The Company has not sold nor otherwise disposed of any of its marketable securities during this period.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at libor + 0.85% (1.06% at December 31, 2012) and interest expense on the margin loan was $34 and $19 for the years ended December 31, 2012 and 2011, respectively.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2012 and 2011, the Company did not recognize any impairment charges.

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

As of December 31, 2012 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6. Option Agreement to Aquire an Interest in festival Bay Mall

On December 8, 2010, FB Orlando Acquisition Company, LLC (the “Owner”), a previously wholly owned entity of Lichtenstein, acquired Festival Bay Mall (the “Property”) for cash consideration of approximately $25.0 million (the “Contract Price”) from BT Orlando LP, an unrelated third party seller. Ownership of the Owner was transferred to the A.S. Holdings LLC (“A.S. Holdings”), a wholly-owned entity of Lichtenstein, on June 26, 2011 (the “Transfer Date”) pursuant to the terms of a transfer and exchange agreement between various entities, including a qualified intermediary.

On March 4, 2011, the Company entered into an agreement with A.S. Holdings, providing the Company an option to acquire a membership interest of up to 10% in A.S. Holdings. The option is exercisable in whole or in part, up to two times, by the Company at any time, but in no event later than June 30, 2012. The Company did not exercise its option, in whole or in part, and it expired on June 30, 2012.

7. Mortgage Payable

Mortgages payable consisted of the following:

					Loan Amount Outstanding
Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2012	Maturity Date	Amount Due at Maturity	As of December 31, 2012	As of December 31, 2011

TownePlace Suites Mortgage, secured by TownePlace Suites Hotel located in Metairie, Louisiana	Libor plus 3.75%, subject to 6.00% floor	6.00%	March 14, 2015	$ 5,663	$ 5,923	$ -

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites Hotel located in Peabody, Massachusetts	Libor plus 3.75%, subject to 5.75% floor	5.75%	July 13, 2015	4,966	5,234	-

		5.88%			$ 11,157	$ -

TownePlace Suites Mortgage

On March 14, 2012, the LVP Metairie JV obtained a mortgage (the ‘‘TownePlace Suites Mortgage’’) in the principal amount of $6.0 million from the Bank of the Ozarks. The TownePlace Suites Mortgage has an initial term of three years with an initial maturity date of March 14, 2015, bears interest at a floating rate of Libor plus 3.75%, subject to a 6.00% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

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

SpringHill Suites Mortgage

On July 13, 2012, the Company obtained a mortgage (the ‘‘SpringHill Suites Mortgage’’) in the principal amount of $5.3 million from the Bank of the Ozarks. The SpringHill Suites Mortgage has an initial term of three years with an initial maturity date of July 13, 2015, bears interest at a floating rate of Libor plus 3.75%, subject to a 5.75% floor, and requires monthly principal and interest payments through its stated maturity. The monthly principal payment resets each month based on the outstanding principal balance and the current interest rate pursuant to a 25-year amortization schedule less the number of payments made.

In connection with the financing, the Company paid loan fees and expenses totaling approximately $0.1 million, which are being amortized into interest expense in accordance with the effective interest method over the initial term of the SpringHill Suites Mortgage, and approximately $3.5 million of the loan proceeds were placed in an escrow for the PIP and the Termination Fee, which was subsequently repaid (see Note 3). Subject to certain conditions, the SpringHill Suites Mortgage provides for two, one-year extension periods, at the borrowers option, that require the payment of an extension fee of 0.25% of the then outstanding principal balance. The SpringHill Suites Mortgage is secured by the SpringHill Suites Hotel and the Company has provided a guaranty to the lender for non-recourse carve-outs and also provided a full recourse guaranty through the date the Franchise Agreement became effective, at which time the recourse guaranty was reduced to 50.0% of the SpringHill Suites Mortgage. Additionally, the SpringHill Suites Mortgage provides for an additional single loan advance of up to $1.0 million no later than six months prior to July 13, 2015, subject to the satisfaction of certain conditions, including completion of the PIP and achievement of a debt service coverage ratio of at least 1.75.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2012:

	2013	2014	2015	Total

Principal maturities	$210	$223	$10,724	$11,157

Libor as of December 31, 2012 was 0.21%. As of December 31, 2012, the estimated fair value of the mortgages payable approximated its carrying value.

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.8 million was held in restricted escrow accounts as of December 31, 2012. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

8. Selling Commission, Dealer Manager Fees and Other Offering Costs

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

	For the Years Ended December 31,
	2012	2011	2010

Selling commissions and dealer manager fees	$715	$943	$2,343
Other offering costs	$1,495	$1,611	$441

Since commencement of its Offering through December 31, 2012, the Company has incurred approximately $5.3 million in selling commissions and dealer manager fees and $6.0 million of other offering costs.

9. Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

10. Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses and the margin loan approximate their fair values as of December 31, 2012 because of the short maturity of these instruments.

11. Stockholder’s Equity

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

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate

Total distributions declared during the years ended December 31, 2012, 2011 and 2010 were $3.3 million, $2.6 million and $1.6 million, respectively.

On March 22, 2013, the our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2013 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2013.

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

On March 30, 2012, our Board of Directors approved the termination of our stock option plan. The stock option plan was terminated by our Board of Directors as a result of a request from a state securities regulator. Prior to its termination, we had adopted a stock option plan under which our independent directors were eligible to receive annual nondiscretionary awards of nonqualified stock options. We had authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan, which shares are no longer reserved for such purpose.

12. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in LVP Metairie JV and LVP East Rutherford (effective as of December 31, 2012) which are not owned by the Company. The units may include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2012 and 2011 include (i) the 2,000 limited partner units held by the Advisor and (ii) 50 and 41 Subordinated Profits Interests units held by Lightstone SLP II LLC as of December 31, 2012 and 2011, respectively.

Share Description

See Notes 1 and 3 for discussion of rights related to LVP Metairie JV, LVP East Rutherford and Subordinated Profits Interests, respectively. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2012 and 2011, the Company paid distributions to noncontrolling interests in LVP Metairie JV of $306 and $39, respectively. No distributions were paid to noncontrolling interests during the years ended December 31, 2010.

13. Related Party Transactions

The Company has agreements with the Dealer Manager, Advisor and Property Managers to pay certain fees, as follows, in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Managers and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Selling Commission

The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering. From our inception through December 31, 2012, approximately $3.6 million of selling commissions have been incurred.

Dealer Management Fee

The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering. From our inception through December 31, 2012, approximately $1.7 million of dealer management fees have been incurred.

Reimbursement of Offering Expenses	Reimbursement of all selling commissions and dealer management fees indicated above, are estimated at approximately $30.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering. The Company will sell Subordinated Profits Interests to Lightstone SLP II LLC for either cash or interests in real property of equivalent value, at the Sponsor’s option. The proceeds received from the cash sale of Subordinated Profits Interests, if any, will be used to pay the dealer manager fees and selling commissions, except to the extent that the proceeds from the sale of the Subordinated Profits Interests exceed the dealer manager fees and selling commissions, the Company will apply the remaining proceeds to pay for organizational and offering expenses.

Fees	Amount

Acquisition Fee

The Advisor will be paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property. The Company anticipates that acquisition expenses will be 0.45% of a property’s purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of the property. The actual amounts of these fees and reimbursements depend upon results of operations and, therefore, cannot be determined at the present time. However, $11.3 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering, assuming aggregate long-term permanent leverage of approximately 75%.

Property Management – Residential/Retail/ Hospitality

The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial

The Property Manager s will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

Lightstone SLP II, LLC has and will purchase Subordinated Profits Interests in the Operating Partnership. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There have been no distributions to date. Any future distributions will be paid at a 7% annualized rate of return to Lightstone SLP II, LLC and will always be subordinated until stockholders receive a stated preferred return, as described below.

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

In addition to certain related party payments made to the Dealer Manager (see Note 8), the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.

During the year ended December 31, 2010 we reimbursed our Advisor $1.7 million for organization and other offering expenses. From our inception through December 31, 2012, we did not reimburse our Advisor any other amounts for any organization and other offering expenses.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods:

	For the Years Ended December 31,
	2012	2011	2010
Acquisition fees	$ 85	$ 141	$ 75
Asset management fees	346	268	96
Total	$ 431	$ 409	$ 171

As of December 31, 2012 and 2011, $113 and $74 respectively, was due to our Sponsor for unpaid asset management fees. As of December 31, 2012, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 4.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages.  The plaintiff appealed this decision and we have cross-appealed arguing that the case should have been dismissed in full. We continue to believe these claims to be without merit and will defend the case vigorously.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceeding is remote. No provision for loss has been recorded in connection therewith.

15. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2012 and 2011:

	2012
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$5,942	$1,917	$2,116	$952	$957

Operating (loss)/income	$(114)	$(308)	$216	$(96)	$74

Net income (a)	$9,764	$4,627	$3,828	$248	$1,061

Less income attributable to noncontrolling interests	(555)	(512)	(13)	(13)	(17)
Net income applicable to Company's common shares	$9,209	$4,115	$3,815	$235	$1,044

Net income/(loss) per common share, basic and diluted	$1.84	$0.78	$0.74	$0.05	$0.22

100

	2011
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$2,978	$694	$656	$934	$694

Operating (loss)/income	$(569)	$(145)	$(73)	$58	$(409)

Net income/(loss)	$430	$342	$526	$108	$(546)

Less (income)/loss attributable to noncontrolling interests	(28)	(6)	(9)	(15)	2
Net income/(loss) applicable to Company's common shares	$402	$336	$517	$93	$(544)

Net income/(loss) per common share, basic and diluted	$0.10	$0.08	$0.13	$0.02	$(0.15)

(a)	Net income for the year ended December 31, 2012 includes a bargain purchase gain of $7.8 million which includes a bargain purchase gain recorded in the 4th quarter of 2012 of $4.3 million in connection with the purchase of the FFI Hotel and a bargain purchase gain recorded in the 3rd quarter of 2012 of $3.5 million in connection with the purchase of the SpringHill Suites Hotel. (See Note 3)

16. Subsequent Events

On March 22, 2013, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2013, in the amount of $0.00178082191 per share per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2013 to shareholders of record as of March 31, 2013. The shareholders have an option to elect the receipt of shares under our DRIP.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
		Initial Cost (A)			Gross amount at which
					carried at end of period

	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

TownePlace Suites Hotel Harahan, LA	$5,923	$1,800	$9,700	$259	$1,800	$9,959	$11,759	$(482)	1/19/2011	(D)

SpringHill Suites Hotel Peabody, MA	5,234	2,800	8,950	-	2,800	8,950	11,750	(115)	7/13/2012	(D)

Fairfield Inn East Rutherford, NJ	-	2,540	8,375	-	2,540	8,375	10,915	-	12/31/2012	(D)

Total	$11,157	$7,140	$27,025	$259	$7,140	$27,284	$34,424	$(597)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2012	2011	2010

Balance at beginning of year	$ 11,730	$ -	$ -
Purchases of investment properties	22,665	11,500	-
Improvements	29	230	-

Balance at end of year	$ 34,424	$ 11,730	$ -

(C) Reconciliation of accumulated depreciation is not included for purposes of this disclosure:

	For the years ended December 31,
	2012	2011	2010

Balance at beginning of year	$228	-	$ -
Depreciation expense	369	228	-

Balance at end of year	$597	228	$ -

(D) Depreciation is computed based upon the following estimated lives:

Building and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2012, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2013 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	52	Chief Executive Officer and Chairman of the Board of Directors	2013	2008
Edwin J. Glickman	80	Director	2013	2008
George R. Whittemore	63	Director	2013	2008
Shawn R. Tominus	53	Director	2013	2008
Bruno de Vinck	67	Secretary and Director	2013	2008

DAVID LICHTENSTEIN is the Chairman of the Board of Directors and Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 25 states, the District of Columbia and Puerto Rico. From 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Lightstone Value Plus REIT LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

EDWIN J. GLICKMAN is one of our independent directors and the Chairman of our audit committee. From 2004 to the present, Mr. Glickman has served as a member of the board of directors of Lightstone I. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his extensive experience in mortgage lending and finance.

GEORGE R. WHITTEMORE is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I. Mr. Whittemore also presently serves as Audit Committee Chairman of Prime Group Realty Trust, as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

SHAWN R. TOMINUS is one of our independent directors. Since July 2006 to the present, Mr. Tominus has served as a member of the board of directors of Lightstone I. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus has been selected to serve as an independent because of his extensive experience, and networking relationships, in the real estate industry, along with his experience in acquisitions, construction and redevelopment of real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2013 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	52	Chief Executive Officer and Chairman of the Board of Directors
Bruno de Vinck	67	Secretary
Peyton Owen	55	President and Chief Operating Officer
Joseph Teichman	39	General Counsel
Donna Brandin	56	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

PEYTON OWEN is our President and Chief Operating Officer and also serves as President and Chief Operating Officer of Lightstone I. Mr. Owen was previously the President and Chief Operating Officer of the The Lightstone Group. Prior to joining the Lightstone Group in July 2007, Mr. Owen served as President and Chief Executive Officer of Equity Office Properties LLC from February 2007 to June 2007, as Executive Vice President and Chief Operating Officer of Equity Office Properties Trust from October 2003 to February 2007, and as Chief Operating Officer of Jones Lang LaSalle Inc.’s Americas Region from April 1999 to October 2003. Prior to April 1999, Mr. Owen held positions as Executive Vice President and Chief Operating Officer, Chief of Staff, and Leasing Director with LaSalle Partners, Inc., and as Regional Sales Director at Liebherr-America, Inc. Mr. Owen earned a Bachelor of Science in Mechanical Engineering at the University of Virginia and a Masters of Business Administration from the University of Virginia’s Darden School. Mr. Owen was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Owen is no longer affiliated with Extended Stay.

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

DONNA BRANDIN is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2012.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonecapitalmarkets.com/lightstone-other.html or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Shawn Tominus, each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Messrs. Glickman and Whittemore are qualified as audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Tominus, see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/lightstone-other.html

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2012, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2013 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II

David Lichtenstein (1)	20,000	0.35%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	-	-
Peyton Owen	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (9 persons)	20,000	0.35%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, our Sponsor, which is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Lightstone SLP II LLC, which is controlled and wholly owned by our Sponsor, will receive subordinated profits interests of our Operating Partnership in exchange for $30,000,000, assuming 30,000,000 shares are sold pursuant to the Follow-On Offering, which we will use to pay all selling commissions, dealer manager fees and a portion of organization and other offering expenses.

EQUITY COMPENSATION PLAN INFORMATION

On March 30, 2012, our board of directors approved the termination of our stock option plan. The stock option plan was terminated by our board of directors as a result of a request from a state securities regulator. Prior to its termination, we had adopted a stock option plan under which our independent directors were eligible to receive annual nondiscretionary awards of nonqualified stock options. We had authorized and reserved 75,000 shares of our common stock for issuance under our stock option plan, which shares are no longer reserved for such purpose. No stock options were issued or outstanding when the plan was terminated.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and Property Managers are majority owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is majority owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

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

Notwithstanding the foregoing, our Property Managers may be entitled to receive higher fees in the event our Property Managers demonstrate to the satisfaction of a majority of the directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered. Our Property Managers will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time.

We have not incurred any fees to the Property Managers for the years ended December 31, 2012, 2011 and 2010.

Dealer Manager

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $21.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds, or approximately $9.0 million, if the maximum offering is sold, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2012, 2011 and 2010 were $0.7 million and $0.9 million and $2.6 million, respectively.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $11.3 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2012, 2011 and 2010 were $431, $409 and $171, respectively.

Sponsor

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through December 31, 2012, our Sponsor elected to contribute cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill in exchange for 50 Subordinated Profits Interests with an aggregate value of $4.8 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

As the majority owner of our Sponsor, which owns and controls Lightstone SLP II, LLC, Mr. Lichtenstein is the indirect, beneficial owner of 99% of such Subordinated Profits Interests and will thus receive an indirect benefit from any distributions made in respect thereof.

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

From time to time, Lightstone purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firms:

	Year ended December 31, 2012	Year ended December 31, 2011
Audit Fees (a)	229,675	277,580
Audit-Related Fees (b)	203,500	97,750
Tax Fees (c)	22,143	-
All Other Fees (d)	-	-

Total Fees	$455,318	$375,330

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.
(d)	There were no other fees.

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Lightstone REIT II management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2012.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company intends to acquire residential and commercial properties as well as mortgage type securities. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily extended stay hotels), industrial and office properties and that the Company’s residential properties will be principally comprised of “Class B” multi-family complexes.

The following is descriptive of the Company’s investment objectives and policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, office, industrial and residential properties); both passive and active investments; and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.

•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.

•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.

•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.

•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

•	The Company may diversify its portfolio by investing up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire.

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

Policy on Sale or Disposition of Properties

The Company’s board of directors will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a minimum of seven to ten years prior to selling them. After seven to ten years, the Company’s board of directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the board of directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the board of directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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
Shawn R. Tominus

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(12)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(10)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(10)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(7)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(7)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.4(6)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5(9)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(10)	Opinion of Venable LLP.
8.1(10)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (8)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(7)	Form of Employee and Director Incentive Restricted Share Plan.
10.5(3)	Hotel Management Agreement dated January 19, 2011 between LVP Metairie Holding Corp and Trans Inn Management, Inc.
10.6(11)	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
10.7(4)	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
10.8(4)	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP
10.9(4)	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
10.10(4)	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP
10.11(3)	Limited Liability Company Agreement of LVP Metairie JV, LLC dated January 14, 2011 adopted and entered into by Lightstone Value Plus REIT II, LP, TPS Metairie, LLC and Sherman Family Trust.
10.12(3)	Limited Liability Company Agreement of LVP CP Boston Holdings, LLC dated March 21, 2011 adopted and entered into by Lightstone Value Plus REIT LP and Lightstone Value Plus REIT II LP.
10.13(3)	Limited Liability Company Agreement of LVP Metairie, LLC dated January 13, 2011 by and between LVP Metairie JV, LLC and Gail Grossman.
21(1)	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2012.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 4, 2011.

(3)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on April 21, 2011.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on February 11, 2011.

(5)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 27, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(7)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(8)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(9)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(10)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 16, 2010.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 29, 2013	By:	s/ David Lichtenstein David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2013

/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2013

/s/ Bruno de Vinck Bruno de Vinck	Director	March 29, 2013

/s/ Shawn R. Tominus Shawn R. Tominus	Director	March 29, 2013

/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 29, 2013

/s/ George R. Whittemore George R. Whittemore	Director	March 29, 2013

