Form 10-Q
period 2013-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2013-05-13
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐  No ☑

As of May 7, 2013, there were approximately 5.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investment property:
Land and improvements	$6,871	$7,140
Building and improvements	26,781	27,284
Furniture and fixtures	3,474	2,589
Construction in progress	1,257	323
Gross investment property	38,383	37,336
Less accumulated depreciation	(1,225)	(850)
Net investment property	37,158	36,486

Investments in unconsolidated affiliated entities	5,979	5,950
Cash and cash equivalents	10,161	8,152
Marketable securities, available for sale	8,113	8,144
Restricted escrows	1,619	2,799
Note receivable from affiliate	2,340	2,340
Prepaid expenses and other assets	941	863
Total Assets	$66,311	$64,734

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,374	$1,017
Margin loan	2,372	2,716
Mortgages payable	11,104	11,157
Due to sponsor	189	113
Distributions payable	874	860
Total liabilities	15,913	15,863

Commitments and contingencies (Note 11)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 5,641 and 5,311 shares issued and outstanding in 2013 and 2012, respectively	56	53
Additional paid-in-capital	44,205	41,652
Subscription receivable	(175)	-
Accumulated other comprehensive income	378	229
Accumulated (deficit)/surplus	(53)	939
Total Company stockholders' equity	44,411	42,873

Noncontrolling interests	5,987	5,998

Total Stockholders' Equity	50,398	48,871

Total Liabilities and Stockholders' Equity	$66,311	$64,734

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Rental revenue	$2,323	$957

Expenses:
Property operating expenses	1,645	425
Real estate taxes	152	45
General and administrative costs	439	321
Depreciation and amortization	376	92

Total operating expenses	2,612	883

Operating (loss)/income	(289)	74

Interest and dividend income	326	227

Gain on disposition of unconsolidated affiliated entity	-	741

Interest expense	(193)	(33)

Other (expense)/income, net	(27)	5
Income from investments in unconsolidated affiliated entities	54	47

Net (loss)/income	(129)	1,061

Less: net loss/(income) attributable to noncontrolling interests	11	(17)

Net (loss)/income applicable to Company's common shares	$(118)	$1,044

Net (loss)/income per Company's common share, basic and diluted	$(0.02)	$0.22

Weighted average number of common shares outstanding, basic and diluted	5,464	4,675

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net (loss)/income	$(129)	$1,061

Other comprehensive income:
Unrealized gain on available for sale securities	149	1,026

Comprehensive income	20	2,087

Less: Comprehensive loss/(income) attributable to noncontrolling interests	11	(17)

Comprehensive income attributable to the Company's common shares	$31	$2,070

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares
	Common Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Accumulated (Deficit)/Surplus	Total Noncontrolling Interests	Total Equity

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net loss	-	-	-	-	-	(118)	(11)	(129)
Other comprehensive income	-	-	-	-	149	-	-	149
Distributions declared	-	-	-	-	-	(874)	-	(874)
Proceeds from offering	316	3	3,135	(175)	-	-	-	2,963
Selling commissions and dealer manager fees	-	-	(293)	-	-	-	-	(293)
Other offering costs	-	-	(437)	-	-	-	-	(437)
Redemption and cancellation of shares	(28)	(1)	(252)	-	-	-	-	(253)
Shares issued from distribution reinvestment program	42	1	400	-	-	-	-	401

BALANCE, March 31, 2013	5,641	$56	$44,205	$(175)	$378	$(53)	$5,987	$50,398

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(129)	$1,061
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	376	92
Amortization of deferred financing costs	23	6
Gain on sale of marketable securities	(10)	-
Gain on disposition of investment in unconsolidated affiliated entity	-	(741)
Income from investments in unconsolidated affiliated entities	(54)	(47)
Changes in assets and liabilities:
Decrease in restricted escrows	157	289
Increase in prepaid expenses and other assets	(172)	(301)
Increase in accounts payable and other accrued expenses	338	28
Increase/(decrease) in due to sponsor	76	(2)

Net cash provided by operating activities	605	385

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,047)	(18)
Proceeds from sale of marketable securities	190	-
Proceeds from disposition of investment in unconsolidated affiliated entity	-	560
Distributions from unconsolidated affiliated entity	25	-
Release/(funding) of restricted escrows	1,023	(975)

Net cash provided by/(used in) investing activities	191	(433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	6,000
Payment on mortgages payable	(53)	-
Payment of loan fees and expenses	-	(184)
Payment on margin loan	(344)	(155)
Proceeds from issuance of common stock	2,963	2,913
Payment of commissions and offering costs	(641)	(661)
Redemption and cancellation of common shares	(253)	(107)
Distributions to common stockholders	(459)	(374)

Net cash provided by financing activities	1,213	7,432

Net change in cash and cash equivalents	2,009	7,384
Cash and cash equivalents, beginning of year	8,152	5,114

Cash and cash equivalents, end of period	$10,161	$12,498

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

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

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of March 31, 2013, the Company had received aggregate gross proceeds of approximately $4.0 million from the sale of approximately 0.4 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager (“Dealer Manager”) of the Company’s Offering . Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

All further references to the Dealer Manager will be deemed to refer to either ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of March 31, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through March 31, 2013, cumulative gross offering proceeds of $53.6 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of March 31, 2013 in the Operating Partnership’s common units.

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

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in LVP Metairie JV and LVP East Rutherford which are not owned by the Company.

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

From our inception through March 31, 2013, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 50.0 Subordinated Profits Interests with an aggregate value of $5.0 million (see Note 4). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2013, the Lightstone REIT II had a 99.9% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Supplemental disclosure of cash flow information

	Three Months Ended March 31,
	2013	2012

Cash paid for interest	$170	$9
Distributions declared	$874	$757
Commissions and other offering costs accrued but not paid	$343	$263
Subscription receivable	$175	$(90)
Value of shares issued from distribution reinvestment program	$401	$343
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$-	$2,400

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

The Company has determined that no new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the financial statements.

3.	Acquisitions

On July 13, 2012, the Company completed the acquisition of a SpringHill Suites by Marriott Hotel (the “SpringHill Suites Hotel”) located in Peabody, Massachusetts.

On December 31, 2012, the Company acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “FFI Hotel”) located in East Rutherford, New Jersey.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the SpringHill Suites Hotel and the FFI Hotel since their respective dates of acquisition for the period indicated:

For the Three Months Ended March 31, 2013

Rental revenue	$1,234
Net loss	$(584)

The following table provides unaudited pro forma results of operations for the period indicated, as if the SpringHill Suites Hotel and the FFI Hotel had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

For the Three Months Ended March 31, 2012

Pro forma rental revenue	$2,443
Pro forma net income	$669

Pro forma net income per Company's common share, basic and diluted	$0.12

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

Entity	Date of Ownership	Ownership Interest as of March 31, 2013	As of March 31, 2013	As of December 31, 2012
Brownmill LLC ("Brownmill")	Various	48.6%	$4,043	$4,076
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	1,936	1,874
Total investments in unconsolidated affiliated entities			$5,979	$5,950

Brownmill

As of March 31, 2013, the Operating Partnership owns an approximate 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.

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

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Revenue	$961	$942

Property operating expenses	389	317
Depreciation and amortization	211	217

Operating income	361	408

Interest expense and other, net	(287)	(296)
Net income	$74	$112
Company's share of net income	$36	$45
Additional depreciation and amortization expense (1)	(69)	(74)
Company's loss from investment	$(33)	$(29)

Note:

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	March 31, 2013	December 31, 2012

Investment property, at cost (net)	$16,574	$16,760
Cash and restricted cash	975	947
Other assets	1,634	1,602
Total assets	$19,183	$19,309

Mortgage payable	$21,042	$21,159
Other liabilities	457	540
Members' deficiency	(2,316)	(2,390)
Total liabilities and members' deficiency	$19,183	$19,309

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

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, is due May 31, 2013 and is collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bears interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Second Mortgage Loan is current with respect to debt service payments. The Rego Park Joint Venture is accreting the discount using the effective interest rate method through maturity. During the three months ended March 31, 2013, the Rego Park Joint Venture made aggregate distributions of $245 to its members, of which the Company’s share was approximately $25.

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the periods indicated:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Operating expenses	$1	$3
Operating loss	(1)	(3)
Interest income	868	763
Net income	$867	$760
Company's share of net income	$87	$76

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2013	Decemer 31, 2012

Cash and restricted cash	$90	$91
Mortgage note receivable, net	19,068	18,443
Other assets	43	45
Total assets	$19,201	$18,579

Members' capital	$19,201	$18,579
Total liabilities and members' capital	$19,201	$18,579

CP Boston Joint Venture

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture) with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from Lightstone REIT I.

In connection with the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture, the Company recognized a gain on disposition of investment in unconsolidated affiliated entity of $0.7 million in its consolidated statements of operations for the three months ended March 31, 2012.

The Company’s 20.0% joint venture ownership interest in the CP Boston Joint Venture was a non-managing interest, which it accounted for in accordance with the equity method of accounting from the date of acquisition through the date of disposition.

5.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,735	$378	$-	$8,113

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$229	$-	$8,144

During the three months ended March 31, 2013, the Company sold equity securities with an adjusted cost basis of approximately $180 for $190 resulting in a gain on sale of marketable securities of $10.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.05% as of March 31, 2013) and interest expense on the margin loan was $7 and $9 during the three months ended March 31, 2013 and 2012, respectively.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three months ended March 31, 2013 and 2012, the Company did not recognize any impairment charges.

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

As of March 31, 2013 and December 31, 2012, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2013.

6.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

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

	For the Three Months Ended March 31,
	2013	2012
Selling commissions and dealer manager fees	$293	$293
Other offering costs	$437	$345

Since the Company’s inception through March 31, 2013, it has incurred approximately $5.6 million in selling commissions and dealer manager fees and $6.4 million of other offering costs in connection with the public offering of shares of its common stock.

7.	Mortgages Payable

Mortgages payable consisted of the following:

					Loan Amount Outstanding
Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2013	Maturity Date	Amount Due at Maturity	As of March 31, 2013	As of December 31, 2012

TownePlace Suites Mortgage, secured by TownePlace Suites Hotel located in Metairie, Louisiana	Libor plus 3.75%, subject to 6.00% floor	6.00%	March 14, 2015	$5,663	$5,895	$5,923

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites Hotel located in Peabody, Massachusetts	Libor plus 3.75%, subject to 5.75% floor	5.75%	July 13, 2015	4,966	5,209	5,234

		5.88%			$11,104	$11,157

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2013:

	Remainder of 2013	2014	2015	2016	Total
Principal maturities	$155	$222	$10,727	$-	$11,104

Libor as of March 31, 2013 was 0.20%. As of March 31, 2013, the estimated fair value of the mortgages payable approximated its carrying value.

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.6 million was held in restricted escrow accounts as of March 31, 2013. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

8.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net (loss)/income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

9.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 6 for additional information), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Asset Management Fees	$114	$72
Total	$114	$72

As of March 31, 2013, the Company owns a 48.6% membership interest in Brownmill and a 10.0% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities.

Additionally, as of March 31, 2013 the Company has a $2.3 million remaining outstanding balance on the Lightstone REIT I Note it received in connection with the sale of its 20.0% joint venture ownership interest in the CP Boston Joint Venture.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of March 31, 2013 because of the short maturity of these instruments.

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

12.	Subsequent Events

Distribution Payment

On April 15, 2013, the total distribution for the three-month period ending March 31, 2013 of approximately $0.9 million was paid in full using a combination of cash and approximately 44,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash flows provided from operations (approximately $0.5 million or 52%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $0.4 million or 48%).

Distribution Declaration

On May 10, 2013, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2013 to shareholders of record as of June 30, 2013. The shareholders have an option to elect the receipt of shares under our DRIP.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2013	Annualized Revenues based on rents as of March 31, 2013	Annualized Revenues per square foot March 31, 2013

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	87%	$2.7 million	$17.35

Hospitality			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2013	Ended March 31, 2013	March 31, 2013

TownePlace Suites	Harahan, Louisiana	2000	11,160	74%	$96	$131

SpringHill Suites Hotel	Peabody, Massachusetts	2002	14,760	38%	$35	$91

FFI Hotel	East Rutherford, New Jersey	1990	12,690	55%	$53	$96

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the three months ended March 31, 2013, the Company’s consolidated results of operations included the TownePlace Suites Hotel, the SpringHill Suites Hotel and the FFI Hotel. For the three months ended March 31, 2012 the Company’s consolidated results of operations only included the TownePlace Suites Hotel. The SpringHill Suites Hotel was acquired on July 13, 2012 and the FFI Hotel was acquired on December 31, 2012. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

For the Three Months Ended March 31, 2013 vs. March 31, 2012

Consolidated

Rental revenue

Rental revenue increased by $1,366 to $2,323 during the three months ended March 31, 2013 compared to $957 for the same period in 2012. The increase consists of (i) $1,234 attributable to the acquisition of the SpringHill Suites Hotel and the FFI Hotel and (ii) $132 for the TownePlace Suites Hotel which reflects higher RevPAR and occupancy during the 2013 period.

Property operating expenses

Property operating expenses increased by $1,220 to $1,645 during the three months ended March 31, 2013 compared to $425 for the same period in 2012. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel and the FFI Hotel.

Real estate taxes

Real estate taxes increased by $107 to $152 during the three months ended March 31, 2013 compared to $45 for the same period in 2012. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel and the FFI Hotel.

General and administrative expenses

General and administrative expenses increased by $118 to $439 during the three months ended March 31, 2013 compared to $321 for the same period in 2012. The increase is primarily attributable to increased investor relations costs in the 2013 period.

Depreciation and amortization

Depreciation and amortization expense increased by $284 to $376 during the three months ended March 31, 2013 compared to $92 for the same period in 2012. The increase is primarily attributable to the acquisition of the SpringHill Suites Hotel and the FFI Hotel.

Interest and dividend income

Interest and dividend income increased by $99 to $326 during the three months ended March 31, 2013 compared to $227 for the same period in 2012. The 2013 amount includes (i) $59 of interest on the note receivable from affiliate, (ii) $161 of dividend income earned on our investments in marketable securities and (iii) $106 of interest income on our mortgage loan receivable. The 2012 amount consisted of (i) $61 of interest on our note receivable, (ii) $165 of dividend income earned on our investments in marketable securities.

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

Income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended March 31, 2013 was $54 compared to $47 for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill (48.6% and 45.1% ownership interests during the 2013 and 2012 periods, respectively) and (ii) LVP Rego Park LLC. We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $193 during the three months ended March 31, 2013 compared to $33 for the same period in 2012. Interest expense during the 2013 period consists of $186 and $7 related to our mortgage indebtedness and our margin loan, respectively. Interest expense during the 2012 period consisted of $24 related to our mortgage indebtedness (obtained in March 2012) and $9 related to our margin loan.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV and LVP East Rutherford.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2013, our primary sources of funds was $2.4 million of net proceeds from the sale of shares of common stock under our Follow-On Offering. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

We currently have mortgage indebtedness totaling $11.1 million and a margin loan of $2.4 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2013, our total borrowings aggregated $13.5 million which represented 26% of our net assets.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue to use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Manager during the various phases of our organization and operation. During our organizational and offering stage, these payments include payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organizational and other offering costs. During our acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay our Property Managers and/or other third-party property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended March 31,
	2013	2012
Asset Management Fees	$114	$72
Total	$114	$72

In addition, total selling commissions and dealer manager fees incurred were $293 during both the three months ended March 31, 2013 and 2012.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$605	$385
Net cash provided by/(used in) investing activities	191	(433)
Net cash provided by financing activities	1,213	7,432
Net change in cash and cash equivalents	2,009	7,384
Cash and cash equivalents, beginning of the period	8,152	5,114
Cash and cash equivalents, end of the period	$10,161	$12,498

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

Our principal demands for liquidity currently are acquisition and development activities, including required property improvement plans for our SpringHill Suites Hotel and our FFI Hotel, which are currently expected to be completed during 2013, scheduled debt service on our mortgages payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. The principal source of funding for our property improvement plans is our restricted escrows. Additionally, we have a demand note receivable received from Lightstone REIT I in connection with the sale of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an outstanding balance of $2.3 million as of March 31, 2013. Furthermore, the mortgage on our SpringHill Suites Hotel provides for an additional single loan advance of up to $1.0 million no later than six months prior to July 13, 2015, subject to the satisfaction of certain conditions, including completion of the PIP and achievement of a debt service coverage ratio of at least 1.75. We currently do not expect the advance to be funded in the foreseeable future.

Operating activities

The net cash provided by operating activities of $0.6 million during the 2013 period primarily related to our net loss of $0.1 million offset by (i) $0.4 million of depreciation and (ii) non-cash changes in assets and liabilities of $0.3 million.

Investing activities

The net cash provided by investing activities of $0.2 million during the 2013 period reflects (i) $1.0 million from the release of restricted escrows to fund our property improvement plans, (ii) $0.2 million from the sale of marketable securities, partially offset by (i) $1.0 million of capital expenditures related to our property improvement plans.

Financing activities

The net cash provided by financing activities of $1.2 million during the 2013 period primarily consists of (i) proceeds from the issuance of our common stock of $3.0 million and partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $0.6 million, (ii) distributions to common stockholders of $0.5 million, (iii) redemptions and cancellations of shares of common stock of $0.3 million and (iv) payments on our margin loan and mortgages payable of $0.4 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of March 31, 2013, we had approximately 2.4 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the three months ended March 31, 2013 we received requests to repurchase 27,990 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of March 31, 2013.

	Remainder of
Contractual Obligations	2013	2014	2015	2016	Thereafter	Total

Principal maturities(1)	$155	$222	$10,727	$-	$-	$11,104

Interest payments(2)	496	647	272	-	-	1,415
Total	$651	$869	$10,999	$-	$-	$12,519

Notes:

(1)	Our mortgages payable both provide for monthly principal payments during their initial terms. Their respective monthly principal payments reset each month based on their respective outstanding principal balance and their current interest rate pursuant to 25-year amortization schedules less the number of respective payments made. These amounts represent future estimated principal payments based on the respective floor interest rates, which were in effect as of March 31, 2013 for both of our mortgages payable.
(2)	Our mortgages payable bear interest at Libor plus 3.75%, subject to floor rates. These amounts represent estimated future interest payments based on the applicable floor rates, which were in effect as of March 31, 2013.

In addition to the mortgages payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.4 million as of March 31, 2013 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.05% as of March 31, 2013).

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

The below table illustrates the items deducted from or added to net income/(loss) in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended March 31,
	2013	2012
Net (loss)/income	$(129)	$1,061
FFO adjustments:
Depreciation and amortization of real estate assets	376	92
Gain on disposition of unconsolidated affiliated entity	-	(741)
Adjustments to equity in earnings from unconsolidated entities, net	172	161
FFO	419	573
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	52	10
Adjustments to equity in earnings from unconsolidated entities, net	(67)	(68)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-
Mark-to-market adjustments(3)	-	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	(10)	-
MFFO	394	515
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$394	$515

Net (loss)/income	$(129)	$1,061
Less: loss/(income) attributable to noncontrolling interests	11	(17)
Net (loss)/income applicable to Company's common shares	$(118)	$1,044
Net (loss)/income per common share, basic and diluted	$(0.02)	$0.22

FFO	$419	$573
Less: FFO attributable to noncontrolling interests	(5)	(22)
FFO attributable to Company's common shares	$414	$551
FFO per common share, basic and diluted	$0.08	$0.12

MFFO - IPA recommended format	$394	$515
Less: MFFO attributable to noncontrolling interests	(10)	(22)
MFFO attributable to Company's common shares	$384	$493

Weighted average number of common shares outstanding, basic and diluted	5,464	4,675

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared for the three months ended March 31, 2013 and March 31, 2012. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Distribution period:	Q1 2013	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared	March 22, 2013		March 30, 2012

Date distribution paid	April 15, 2013		April 13, 2012

Distributions paid	455		$407
Distributions reinvested	419		350
Total Distributions	$874		$757

Source of distributions:
Cash flows provided by operations	455	52%	$385	51%
Offering proceeds	-	-	22	3%
Proceeds from issuance of common stock through DRIP	419	48%	350	46%
Total Sources	$874	100%	$757	100%

Cash flows provided by operations (GAAP basis)	$605		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	44		36

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
March 31, 2013
FFO	$3,370
Distributions	$8,518

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of March 31, 2013, our net tangible book value per share was $8.93. The offering price of primary shares under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as of March 31, 2013 was $10.00.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2013 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2013, we did not have any derivative agreements outstanding.

As of March 31, 2013, we held marketable securities with a fair value of $8.1 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2013, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of March 31, 2013:

	Remainder of
Contractual Obligations	2013	2014	2015	2016	Thereafter	Total
Principal maturities	$155	$222	$10,727	$-	$-	$11,104

As of March 31, 2013, our mortgages payable both bore interest at a variable rate of Libor plus 3.75%, subject to various floor rates. Accordingly, the interest expense associated with these instruments is subject to changes in market interest rates. However, based on the Libor rate of 0.20% as of March 31, 2013, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, and the margin loan approximated their fair values as of March 31, 2013 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2013
	Carrying Amount	Estimated Fair Value
Mortgages payable	$11,104	$11,104

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2013, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2013, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any unregistered securities.

Use of Offering Proceeds

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group (the “Sponsor”) and is the majority owner of the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor.

The Company’s registration statement on Form S-11 (File No. 333-151532), pursuant to which it offered to sell up to 51,000,000 shares of its common stock at a price of $10.00 per share, subject to certain volume discounts, (exclusive of 6,500,000 shares which were available pursuant to its distribution reinvestment plan (the “DRIP”) at an initial purchase price of $9.50 per share and 255,000 shares which were reserved for issuance under its Employee and Director Incentive Restricted Share Plan), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 the Company commenced its initial public offering of common stock (the “Offering”). The Offering, which terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), the Company had issued approximately 0.3 shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of March 31, 2013, the Company had received aggregate gross proceeds of approximately $4.0 million from the sale of approximately 0.4 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of March 31, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through March 31, 2013, cumulative gross offering proceeds of $49.8 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of March 31, 2013 in the Operating Partnership’s common units.

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

From our inception through March 31, 2013, the Company’s Sponsor has contributed cash of approximately $0.2 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 50.0 Subordinated Profits Interests with an aggregate value of $5.0 million (see Note 4 of the Notes to Consolidated Financial Statements). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through March 31, 2013 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$5,593
Other expenses incurred and paid to non-affiliates	6,395
Total offering expenses incurred	$11,988

From our inception date through March 31, 2013, we have used the cumulative net offering proceeds received of approximately $41.6 million, after deducting offering expenses incurred of $12.0 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$20,830
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	5,363
Cash and cash equivalents (as of March 31, 2013)	10,161
Cash distributions not funded by operations	1,708
Funding of restricted escrows	426
Other uses (primarily timing of payables)	(895)

Total uses	$41,587

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the three months ended March 31, 2013 we received requests to repurchase 27,990 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

Date: May 13, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

