Form 10-Q
period 2013-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2013-08-13
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐  No ☑

As of August 2, 2013, there were approximately 6.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investment property:
Land and improvements	$8,363	$7,140
Building and improvements	35,298	27,284
Furniture and fixtures	5,432	2,589
Construction in progress	3,431	323
Gross investment property	52,524	37,336
Less accumulated depreciation	(1,536)	(850)
Net investment property	50,988	36,486

Investments in unconsolidated affiliated entities	3,994	5,950
Cash and cash equivalents	10,271	8,152
Marketable securities, available for sale	7,834	8,144
Restricted escrows	708	2,799
Notes receivable from affiliates	325	2,340
Prepaid expenses and other assets	1,061	863
Total Assets	$75,181	$64,734

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,515	$1,017
Margin loan	2,217	2,716
Mortgages payable	11,052	11,157
Due to sponsor	87	113
Note payable to affiliate	4,000	-
Distributions payable	952	860
Total liabilities	19,823	15,863

Commitments and contingencies (Note 11)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 6,090 and 5,311 shares issued and outstanding in 2013 and 2012, respectively	61	53
Additional paid-in-capital	47,703	41,652
Subscription receivable	(30)	-
Accumulated other comprehensive income	99	229
Accumulated surplus	464	939
Total Company stockholders' equity	48,297	42,873

Noncontrolling interests	7,061	5,998

Total Stockholders' Equity	55,358	48,871

Total Liabilities and Stockholders' Equity	$75,181	$64,734

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Rental revenue	$3,308	$952	$5,631	$1,909

Expenses:
Property operating expenses	1,964	439	3,609	864
Real estate taxes	143	45	295	90
General and administrative costs	576	472	1,015	793
Depreciation and amortization	311	92	687	184

Total operating expenses	2,994	1,048	5,606	1,931

Operating income/(loss)	314	(96)	25	(22)

Interest and dividend income	208	413	534	640
Bargain purchase gain	1,225	-	1,225	-

Gain on disposition of unconsolidated affiliated entity	-	-	-	741

Gain on sale of marketable securities	-	-	10	-
Income from investments in unconsolidated affiliated entities	17	39	71	86

Interest expense	(203)	(114)	(396)	(147)

Other (expense)/income, net	(26)	6	(63)	11

Net income	1,535	248	1,406	1,309

Less: net income attributable to noncontrolling interests	(66)	(13)	(55)	(30)

Net income applicable to Company's common shares	$1,469	$235	$1,351	$1,279

Net income per Company's common share, basic and diluted	$0.25	$0.05	$0.24	$0.27

Weighted average number of common shares outstanding, basic and diluted	5,873	4,971	5,670	4,823

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,535	$248	$1,406	$1,309

Other comprehensive (loss)/income:

Unrealized (loss)/gain on available for sale securities	(279)	388	(135)	1,414

Reclassification adjustment for gains included in net income	-	-	5	-

Other comprehensive (loss)/income	(279)	388	(130)	1,414

Comprehensive income	1,256	636	1,276	2,723

Less: Comprehensive income attributable to noncontrolling interests	(66)	(13)	(55)	(30)

Comprehensive income attributable to the Company's common shares	$1,190	$623	$1,221	$2,693

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares		Additional		Accumulated Other		Total
	Common		Paid-In	Subscription	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Income	Accumulated Surplus	Interests	Equity

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net income	-	-	-	-	-	1,351	55	1,406
Other comprehensive income	-	-	-	-	(130)	-	-	(130)
Distributions declared	-	-	-	-	-	(1,826)	-	(1,826)
Contributions from noncontrolling interests	-	-	-	-	-	-	1,008	1,008
Proceeds from offering	722	7	7,168	(30)	-	-	-	7,145
Selling commissions and dealer manager fees	-	-	(680)	-	-	-	-	(680)
Other offering costs	-	-	(989)	-	-	-	-	(989)
Redemption and cancellation of shares	(29)	(1)	(266)	-	-	-	-	(267)
Shares issued from distribution reinvestment program	86	2	818	-	-	-	-	820

BALANCE, June 30, 2013	6,090	$61	$47,703	$(30)	$99	$464	$7,061	$55,358

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,406	$1,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	184
Amortization of deferred financing costs	45	20
Gain on sale of marketable securities	(10)	-
Bargain purchase gain	(1,225)	-
Gain on disposition of investment in unconsolidated affiliated entity	-	(741)
Income from investments in unconsolidated affiliated entities	(71)	(86)
Changes in assets and liabilities:
Decrease in restricted escrows	157	152
Increase in prepaid expenses and other assets	(244)	(402)
Increase in accounts payable and other accrued expenses	622	150
Decrease in due to sponsor	(26)	(1)

Net cash provided by operating activities	1,341	585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(13,963)	(23)
Proceeds from sale of marketable securities	190	-
Proceeds from disposition of investment in unconsolidated affiliated entity	-	560
Collections on note receivable from affiliate	2,340	60
Distributions from unconsolidated affiliated entity	2,027	110
Release/(funding) of restricted escrows	1,934	(1,875)

Net cash used in investing activities	(7,472)	(1,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	6,000
Proceeds from note payable to affiliate, net	4,000	-
Payment on mortgages payable	(105)	(23)
Payment of loan fees and expenses	-	(150)
Payment on margin loan	(499)	(311)
Proceeds from issuance of common stock	7,145	5,154
Payment of commissions and offering costs	(1,793)	(1,050)
Contribution of noncontrolling interests	1,008	-
Redemption and cancellation of common shares	(267)	(253)
Notes receivable from affiliates	(325)	-
Distributions to noncontrolling interests	-	(291)
Distributions to common stockholders	(914)	(781)

Net cash provided by financing activities	8,250	8,295

Net change in cash and cash equivalents	2,119	7,712
Cash and cash equivalents, beginning of year	8,152	5,114

Cash and cash equivalents, end of period	$10,271	$12,826

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of June 30, 2013, the Company had received aggregate gross proceeds of approximately $8.0 million from the sale of approximately 0.8 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

Effective July 8, 2011, ICON Securities Corp. (“ICON Securities”) became the dealer manager (“Dealer Manager”) of the Company’s Offering. Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

All further references to the Dealer Manager will be deemed to refer to either ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of June 30, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through June 30, 2013, cumulative gross offering proceeds of $57.8 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of June 30, 2013 in the Operating Partnership’s common units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

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

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC which are not owned by the Company.

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

From our inception through June 30, 2013, the Company’s Sponsor has contributed cash of approximately $0.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 54.0 Subordinated Profits Interests with an aggregate value of $5.4 million (see Note 4). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2013, the Lightstone REIT II had a 99.9% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Supplemental disclosure of cash flow information

	For the Six Months Ended June 30,
	2013	2012

Cash paid for interest	$353	$97
Distributions declared	$1,826	$1,562
Commissions and other offering costs accrued but not paid	$130	$307
Subscription receivable	$30	$(104)
Value of shares issued from distribution reinvestment program	$820	$693
Issuance of subordinated profits interests in exchange for investment in unconsolidated affiliated entity	$-	$500
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$-	$2,400

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

The Company has determined that no new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the financial statements.

3.	Acquisitions

2013 Acquisitions - Arkansas Hotel Portfolio

On June 18, 2013, the Company, through LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings, LLC, both joint venture subsidiaries of our Operating Partnership, completed the portfolio acquisition of 95% ownership interests in two 92-room limited service hotels (the “Arkansas Hotel Portfolio”), which operate as TownePlace Suites by Marriott, located in Little Rock, which we refer to as the TPS Little Rock Hotel, and Johnson/Springdale, Arkansas, which we refer to as the TPS Fayetteville Hotel, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5% ownership interests were acquired by TPSLR, LLC for the TPS Little Rock Hotel and TPSFN, LLC for the TPS Fayetteville Hotel, respectively, both unrelated third parties.

The Arkansas Hotel Portfolio was acquired as part of a transaction in which the third party sellers sold a portfolio of four hotel properties, two of which comprise the Arkansas Hotel Portfolio, and two hotel properties acquired by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”).  The aggregate purchase price paid for the four properties was $29.1 million, of which $10.7 million related to the Arkansas Hotel Portfolio and such amount was determined based on an internal allocation of the purchase price which was approved by the separate boards of directors of the Company and Lightstone REIT I. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $10.7 million, or approximately $102. The fair value of the assets acquired of $11.9 million exceeded the aggregate cost of $10.7 million, resulting in the recognition of a bargain purchase gain of approximately $1.2 million in the consolidated statements of operations during the second quarter of 2013.

The acquisition was funded with $3.7 million in cash and a $7.0 million demand note, or the Demand Note, entered into between our Operating Partnership and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”). The Demand Note is due on demand and bears interest at a floating rate of LIBOR plus 4.95% (5.14% as of June 30, 2013) payable on demand. As a result of a $3.0 million paydown in June 2013, the outstanding balance of the Demand Note was $4.0 million as of June 30, 2013.

We established a separate TRS for both the TPS Fayetteville Hotel and the TPS Little Rock Hotel, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, each TRS entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the TPS Fayetteville Hotel and the TPS Little Rock Hotel will both continue to operate as a “TownePlace Suites by Marriott,” commencing on June 18, 2013.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The acquisition of the Arkansas Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Arkansas Hotel Portfolio has been allocated to the assets acquired based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price, including the bargain purchase gain, of the Arkansas Hotel Portfolio is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for these acquisitions upon the finalization of more detailed analyses will change the allocation of the purchase price.  As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. There was no contingent consideration related to this acquisition. Approximately $1.5 million was allocated to land and improvements, $8.5 million was allocated to building and improvements, and $1.9 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the Arkansas Hotel Portfolio as of the closing of the acquisition was approximately 10.6%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

2012 Acquisitions

On July 13, 2012, the Company completed the acquisition of a SpringHill Suites by Marriott Hotel (the “SpringHill Suites Hotel”) located in Peabody, Massachusetts.

On December 31, 2012, the Company acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “FFI Hotel”) located in East Rutherford, New Jersey.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the SpringHill Suites Hotel, the FFI Hotel and the Arkansas Hotel Portfolio since their respective dates of acquisition for the period indicated:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

Rental revenue	$2,358	$3,592
Net inomce (1)	$1,107	$523

 Note:

(1)	Includes the $1.2 million bargain purchase gain recorded in the second quarter of 2013 in connection with the acquisitions of the TPS Fayetteville Hotel.

The following table provides unaudited pro forma results of operations for the period indicated, as if the SpringHill Suites Hotel, the FFI Hotel and the Arkansas Hotel Portfolio had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma rental revenue	$4,158	$3,281	$7,272	$6,566
Pro forma net income (1)	$459	$(73)	$354	$663

Pro forma net income per Company's common share, basic and diluted	$0.08	$(0.01)	$0.06	$0.14

Note:

(1)	Excludes the $1.2 million bargain purchase gain recorded in the second quarter of 2013 in connection with the acquisitions of the TPS Fayetteville Hotel.

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

Entity	Date of Ownership	Ownership Interest as of June 30, 2013	As of June 30, 2013	As of December 31, 2012
Brownmill LLC ("Brownmill")	Various	48.6%	$3,991	$4,076
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	3	1,874
Total investments in unconsolidated affiliated entities			$3,994	$5,950

Brownmill

As of June 30, 2013, the Operating Partnership owns an approximate 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$844	$895	$1,805	$1,837
Property operating expenses	319	310	708	627
Depreciation and amortization	209	218	420	435
Operating income	316	367	677	775
Interest expense and other, net	(288)	(294)	(575)	(590)
Net income	$28	$73	$102	$185
Company's share of net income	$14	$33	$50	$78
Additional depreciation and amortization expense (1)	(66)	(73)	(135)	(147)
Company's loss from investment	$(52)	$(40)	$(85)	$(69)

Note:

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	June 30, 2013	December 31, 2012

Investment property, at cost (net)	$16,391	$16,760
Cash and restricted cash	1,162	947
Other assets	1,544	1,602
Total assets	$19,097	$19,309

Mortgage payable	$20,931	$21,159
Other liabilities	453	540
Members' deficiency	(2,287)	(2,390)
Total liabilities and members' deficiency	$19,097	$19,309

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

The Second Mortgage Loan was originated by Kelmar in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full.

During the six months ended June 30, 2013, the Rego Park Joint Venture made aggregate distributions of approximately $20.0 million to its members, of which the Company’s share was approximately $2.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Operating expenses	$1	$1	$2	$4
Operating loss	(1)	(1)	(2)	(4)
Interest income	857	787	1,725	1,550
Net income	$856	$786	$1,723	$1,546
Company's share of net income	$85	$79	$172	$155
Additional depreciation and amortization expense	(16)	-	(16)	-
Company's loss from investment	$69	$79	$156	$155

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2013	Decemer 31, 2012

Cash and restricted cash	$27	$91
Mortgage note receivable, net	-	18,443
Other assets	-	45
Total assets	$27	$18,579

Members' capital	$27	$18,579
Total liabilities and members' capital	$27	$18,579

CP Boston Joint Venture

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture) with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received $3.0 million in total consideration, consisting of $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from Lightstone REIT I. The remaining outstanding balance of the Lightstone REIT I Note of $2,340 was repaid in full in June 2013.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

5.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,735	$99	$-	$7,834

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$229	$-	$8,144

During the six months ended June 30, 2013, the Company sold equity securities with an adjusted cost basis of approximately $180 for $190 resulting in a gain on sale of marketable securities of $10.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.05% as of June 30, 2013).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six months ended June 30, 2013 and 2012, the Company did not recognize any impairment charges.

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

As of June 30, 2013 and December 31, 2012, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the six months ended June 30, 2013.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Selling commissions and dealer manager fees	$387	$217	$680	$510
Other offering costs	$552	$216	$989	$561

Since the Company’s inception through June 30, 2013, it has incurred approximately $6.0 million in selling commissions and dealer manager fees and $6.9 million of other offering costs in connection with the public offering of shares of its common stock.

7.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average			Loan Amount Outstanding
Description	Interest Rate	Interest Rate as of June 30, 2013	Maturity Date	Amount Due at Maturity	As of June 30, 2013	As of December 31, 2012

TownePlace Suites Mortgage, secured by TownePlace Suites Hotel located in Metairie, Louisiana	Libor plus 3.75%, subject to 6.00% floor	6.00%	March 14, 2015	$5,663	$5,867	$5,923

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites Hotel located in Peabody, Massachusetts	Libor plus 3.75%, subject to 5.75% floor	5.75%	July 13, 2015	4,966	5,185	5,234

		5.88%			$11,052	$11,157

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2013:

	Remainder of 2013	2014	2015	2016	Total
Principal maturities	$106	$222	$10,724	$-	$11,052

Libor as of June 30, 2013 was 0.27%. As of June 30, 2013, the estimated fair value of the mortgages payable approximated its carrying value.

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $0.7 million was held in restricted escrow accounts as of June 30, 2013. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

8.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition fees	$102	$-	$102	$-
Asset Management Fees	-	73	114	145
Total	$102	$73	$216	$145

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $126 were waived by the Advisor during the quarter ended June 30, 2013.

As of June 30, 2013, the Company owns a 48.6% membership interest in Brownmill and a 10.0% interest in the Rego Park Joint Venture. Affiliates of the Company’s Sponsor are the majority owners and managers of these entities.

Additionally, on June 27, 2013 Lightstone REIT I repaid the Company the approximately $2.3 million remaining outstanding balance on the Note it received in connection with the sale of its 20.0% joint venture ownership interest in the CP Boston Joint Venture.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, note payable to affiliate and the margin loan approximated their fair values as of June 30, 2013 because of the short maturity of these instruments.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceeding is remote. No provision for loss has been recorded in connection therewith.

12.	Subsequent Events

Distribution Payment

On July 15, 2013, the total distribution for the three-month period ending June 30, 2013 of approximately $1.0 million was paid in full using a combination of cash and approximately 49,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash flows provided from operations (approximately $0.5 million or 50%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $0.5 million or 50%).

Loan Agreement

On July 29, 2013, the Company, through certain subsidiaries, entered into a loan agreement (the “Loan Agreement”) with Barclays Bank PLC (“Barclays”) for approximately $24.4 million.  The Loan Agreement has a term of five years with a maturity date of August 6, 2018, bears interest at 4.94%, and requires monthly principal and interest payments of approximately $142 through its stated maturity.

The Loan Agreement is cross-collateralized by four hotel properties consisting of the SpringHill Suites Hotel, the TownePlace Suites Hotel and the Arkansas Portfolio.

Approximately $11.1 million of the financing proceeds were used to repay the outstanding balances on two mortgages secured by the TownePlace Suites Hotel located in Metairie and the SpringHill Suites Hotel located in Peabody and $4.0 million was used to repay the remaining outstanding balance of the Demand Note due to Lightstone REIT I. Additionally, approximately $1.0 million was held in escrow and is reserved for property improvements, repairs and real estate taxes and the Company paid approximately $400 in fees. The remaining financing proceeds of approximately $7.9 million may be used for acquisitions, capital expenditures, working capital and other general corporate funding purposes, including distributions.

Distribution Declaration

On August 12, 2013, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2013 to shareholders of record as of September 30, 2013. The shareholders have an option to elect the receipt of shares under our DRIP.

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

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including depressed home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets may recover, the value of our properties may decline if current market conditions persist or worsen.

Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2013	Annualized Revenues based on rents as of June 30, 2013	Annualized Revenues per square foot as of June 30, 2013

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,046	86%	$2.7 million	$17.39

Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2013	Ended June 30, 2013	June 30, 2013

TownePlace Suites	Harahan, Louisiana	2000	22,444	74%	$90	$121

SpringHill Suites Hotel	Peabody, Massachusetts	2002	29,684	55%	$55	$100

FFI Hotel	East Rutherford, New Jersey	1990	25,521	64%	$66	$103

TPS Little Rock Hotel*	Little Rock, Arkansas	2009	1,196	84%	$64	$76

TPS Fayetteville Hotel*	Johnson/Springdale, Arkansas	2009	1,196	81%	$68	$84

* The TPS Little Rock Hotel and the TPS Fayettville Hotel were acquired on June 18, 2013.

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the three and six months ended June 30, 2013, the Company’s consolidated results of operations included the TownePlace Suites Hotel, the SpringHill Suites Hotel, the FFI Hotel, the TPS Littlerock Hotel and the TPS Fayetteville Hotel. For the three and six months ended June 30, 2012 the Company’s consolidated results of operations only included the TownePlace Suites Hotel. The SpringHill Suites Hotel was acquired on July 13, 2012, the FFI Hotel was acquired on December 31, 2012 and the TPS Littlerock and the TPS Fayetteville Hotels were acquired on June 18, 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

For the Three Months Ended June 30, 2013 vs. June 30, 2012

Consolidated

Rental revenue

Rental revenue increased by $2,356 to $3,308 during the three months ended June 30, 2013 compared to $952 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions.

Property operating expenses

Property operating expenses increased by $1,525 to $1,964 during the three months ended June 30, 2013 compared to $439 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions.

Real estate taxes

Real estate taxes increased by $98 to $143 during the three months ended June 30, 2013 compared to $45 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions.

General and administrative expenses

General and administrative expenses increased by $104 to $576 during the three months ended June 30, 2013 compared to $472 for the same period in 2012. The increase is primarily attributable to increased acquisition fees and expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $219 to $311 during the three months ended June 30, 2013 compared to $92 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions.

Interest and dividend income

Interest and dividend income decreased by $205 to $208 during the three months ended June 30, 2013 compared to $413 for the same period in 2012. The 2013 amount includes (i) $46 of interest on our notes receivable and (ii) $161 of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $248 of interest on our notes receivable and (ii) $165 of dividend income earned on our investments in marketable securities.

Bargain purchase gain

On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1,225 in our consolidated statements of operations during the second quarter of 2013. The gain represents the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended June 30, 2013 was $17 compared to $39 for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill and (ii) LVP Rego Park LLC. We account for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $203 during the three months ended June 30, 2013 compared to $114 for the same period in 2012. Interest expense during the 2013 period consists of $188, $6 and $9 related to our mortgage indebtedness, margin loan and note payable to affiliate, respectively. Interest expense during the 2012 period consisted of $105 related to our mortgage indebtedness (obtained in March 2012) and $9 related to our margin loan.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, and LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

For the Six Months Ended June 30, 2013 vs. June 30, 2012

Consolidated

Rental revenue

Rental revenue increased by $3,722 to $5,631 during the six months ended June 30, 2013 compared to $1,909 for the same period in 2012. The increase consists of (i) $3,592 attributable to the timing of our acquisitions, principally the SpringHill Suites Hotel and the FFI Hotel, and (ii) $130 for the TownePlace Suites Hotel which reflects higher RevPAR and occupancy during the 2013 period.

Property operating expenses

Property operating expenses increased by $2,745 to $3,609 during the six months ended June 30, 2013 compared to $864 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions of the SpringHill Suites Hotel and the FFI Hotel.

Real estate taxes

Real estate taxes increased by $205 to $295 during the six months ended June 30, 2013 compared to $90 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions of the SpringHill Suites Hotel and the FFI Hotel.

General and administrative expenses

General and administrative expenses increased by $222 to $1,015 during the six months ended June 30, 2013 compared to $793 for the same period in 2012. The increase is primarily attributable to increased acquisition fees in the 2013 period.

Depreciation and amortization

Depreciation and amortization expense increased by $503 to $687 during the six months ended June 30, 2013 compared to $184 for the same period in 2012. he increase is primarily attributable to the timing of acquisitions of the SpringHill Suites Hotel and the FFI Hotel.

Interest and dividend income

Interest and dividend income decreased by $106 to $534 during the six months ended June 30, 2013 compared to $640 for the same period in 2012. The 2013 amount includes (i) $211 of interest on notes receivables and (ii) $322 of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $309 of interest on our note receivable and mortgage loan receivable, (ii) $330 of dividend income earned on our investments in marketable securities.

Bargain purchase gain

On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1,225 in our consolidated statements of operations during the second quarter of 2013. The gain represents the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”) with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $741 in our consolidated statements of operations during the six months ended June 30, 2012.

Income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the six months ended June 30, 2013 was $71 compared to $86 for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill and (ii) LVP Rego Park LLC. We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $396 during the six months ended June 30, 2013 compared to $147 for the same period in 2012. Interest expense during the 2013 period consists of $374, $13 and $9 related to our mortgage indebtedness, margin loan and note payable affiliate, respectively. Interest expense during the 2012 period consisted of $129 related to our mortgage indebtedness (obtained in March 2012) and $18 related to our margin loan.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2013, our primary sources of funds were (i) $5.5 million of net proceeds from the sale of shares of common stock under our Follow-On Offering, (ii) $4.0 million of net proceeds related to a Demand Note entered into between our Operating Partnership and Lightstone REIT I, (iii) $2.3 million of collections on a note receivable from Lightstone REIT I and a (iv) $2.0 distribution from the Rego Park Joint Venture. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

Our future sources of funds will primarily consist of (i) net proceeds from our public offerings, (ii) cash flows from our operations, (iii) proceeds from our borrowings and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $11.1 million, the $4.0 million Demand Note and a margin loan of $2.2 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2013, our total borrowings aggregated $17.3 million which represented 30.4% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition fees	$102	$-	$102	$-
Asset Management Fees	-	73	114	145

Total	$102	$73	$216	$145

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $126 were waived by the Advisor during the quarter ended June 30, 2013.

In addition, total selling commissions and dealer manager fees incurred were $387 and $680 during the three and six months ended June 30, 2013, respectively, and $217 and $510 during the three and six months ended June 30, 2012, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$1,341	$585
Net cash used in investing activities	(7,472)	(1,168)
Net cash provided by financing activities	8,250	8,295
Net change in cash and cash equivalents	2,119	7,712
Cash and cash equivalents, beginning of the period	8,152	5,114
Cash and cash equivalents, end of the period	$10,271	$12,826

Our principal sources of cash flow were derived from net offering proceeds received, collections on our note receivable from Lightstone REIT I, distributions from the Rego Park Joint Venture, and proceeds from new borrowings. In the future, we expect to continue to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

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

Operating activities

The net cash provided by operating activities of approximately $1.3 million during the 2013 period primarily related to our income of $1.4 million, (i) $0.7 million of depreciation and (ii) non-cash changes in assets and liabilities of $0.5 million partially offset by a bargain purchase gain of $1.2 million.

Investing activities

The net cash used by investing activities of approximately $7.5 million during the 2013 period reflects $14.0 million of capital expenditures partially offset by (i) the collection of a note receivable from Lightstone REIT I of $2.3 million, (ii) the receipt of $2.0 million in distributions from the Rego Park Joint Venture, (iii)$1.9 million from the release of restricted escrows to fund our property improvement plans and (iv) $0.2 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $8.3 million during the 2013 period primarily consists of (i) proceeds from the issuance of our common stock of $7.1 million, (ii) net proceeds received from a note payable due to Lightstone REIT I of $4.0 million and (iii) contributions of $1.0 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $1.8 million, (ii) distributions to common stockholders of $0.9 million, (iii) payments on our margin loan and mortgages payable of $0.6 million, (iv) redemptions and cancellations of shares of common stock of $0.3 million and (v) notes receivable totaling $0.3 million issued to the owners of the TPS Little Rock Hotel and the TPS Fayetteville Hotel.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of June 30, 2013, we had approximately 2.4 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the six months ended June 30, 2013 we received requests to repurchase 29,427 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of June 30, 2013.

	Remainder of
Contractual Obligations	2013	2014	2015	2016	Thereafter	Total
Principal maturities(1)	$106	$222	$10,724	$-	$-	$11,052
Interest payments(2)	329	647	272	-	-	1,248
Total	$435	$869	$10,996	$-	$-	$12,300

Notes:

(1)	Our mortgages payable both provide for monthly principal payments during their initial terms. Their respective monthly principal payments reset each month based on their respective outstanding principal balance and their current interest rate pursuant to 25-year amortization schedules less the number of respective payments made. These amounts represent future estimated principal payments based on the respective floor interest rates, which were in effect as of June 30, 2013 for both of our mortgages payable.
(2)	Our mortgages payable bear interest at Libor plus 3.75%, subject to floor rates. These amounts represent estimated future interest payments based on the applicable floor rates, which were in effect as of June 30, 2013.

In addition to the mortgages payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities and a Demand Note from Lightstone REIT I. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.2 million as of June 30, 2013 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.05% as of June 30, 2013). The amount outstanding under the Demand Loan was $4.0 million as of June 30, 2013 and is due on demand. The Demand Note bears interest at a floating rate of LIBOR plus 4.95% (5.14% as of June 30, 2013) payable on demand.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Netincome	$1,535	$248	$1,406	$1,309
FFO adjustments:
Depreciation and amortization of real estate assets	311	92	687	184
Gain on disposition of unconsolidated affiliated entity	-	-	-	(741)
Bargain purchase gain	(1,225)	-	(1,225)	-
Adjustments to equity in earnings from unconsolidated entities, net	166	170	338	331
FFO	787	510	1,206	1,083
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	369	153	421	163
Adjustments to equity in earnings from unconsolidated entities, net	(4)	(61)	(71)	(129)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	-	-	-	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	(10)	-
MFFO	1,152	602	1,546	1,117
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$1,152	$602	$1,546	$1,117

Net income	$1,535	$248	$1,406	$1,309
Less: income attributable to noncontrolling interests	(66)	(13)	(55)	(30)
Net income applicable to Company's common shares	$1,469	$235	$1,351	$1,279
Net income per common share, basic and diluted	$0.25	$0.05	$0.24	$0.27

FFO	$787	$510	$1,206	$1,083
Less: FFO attributable to noncontrolling interests	(81)	(18)	(86)	(39)
FFO attributable to Company's common shares	$706	$492	$1,120	$1,044
FFO per common share, basic and diluted	$0.12	$0.10	$0.20	$0.22

MFFO - IPA recommended format	$1,152	$602	$1,546	$1,117
Less: MFFO attributable to noncontrolling interests	(37)	(18)	(47)	(40)
MFFO attributable to Company's common shares	$1,115	$584	$1,499	$1,077

Weighted average number of common shares outstanding, basic and diluted	5,873	4,971	5,670	4,823

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions Declared by our Board of Directors and Source of Distributions

The following table provides a summary of our quarterly distributions declared during the periods presented. The amount of distributions paid to our stockholders in the future will be determined by our Board of Directors and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Additionally, our stockholders have the option to elect the receipt of shares in lieu of cash under our DRIP.

	Year to Date June 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			May 14, 2013		March 22, 2013

Date distribution paid			July 15, 2013		April 15, 2013

Distributions paid	$943		$488		$455
Distributions reinvested	883		464		419
Total Distributions	$1,826		$952		$874

Source of distributions:
Cash flows provided by operations	$943	52%	$488	51%	$455	52%
Offering proceeds	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	883	48%	464	49%	419	48%
Total Sources	$1,826	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$1,341		$736		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	93		49		44

	Year to Date June 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			May 14, 2012		March 30, 2012

Date distribution paid			July 13, 2012		April 13, 2012

Distributions paid	$840		$433		$407
Distributions reinvested	722		372		350
Total Distributions	$1,562		$805		$757

Source of distributions:
Cash flows provided by operations	$585	37%	$200	25%	$385	51%
Offering proceeds	255	16%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	722	47%	372	46%	350	46%
Total Sources	$1,562	100%	$805	100%	$757	100%

Cash flows provided by/(used in) operations (GAAP basis)	$585		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	75		39		36

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
June 30, 2013
FFO	$4,076
Distributions	$9,470

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of June 30, 2013, our net tangible book value per share was $9.09. The offering price of primary shares under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as of June 30, 2013 was $10.00.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2013 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2013, we did not have any derivative agreements outstanding.

As of June 30, 2013, we held marketable securities with a fair value of $7.8 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2013, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of June 30, 2013:

	Remainder of
Contractual Obligations	2013	2014	2015	2016	Thereafter	Total
Principal maturities	$106	$222	$10,724	$-	$-	$11,052

As of June 30, 2013, our mortgages payable both bore interest at a variable rate of Libor plus 3.75%, subject to various floor rates. Accordingly, the interest expense associated with these instruments is subject to changes in market interest rates. However, based on the Libor rate of 0.27% as of June 30, 2013, a 1% adverse movement (increase in Libor) would have no effect on our annual interest expense.

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses, the margin loan and note payable affiliate approximated their fair values as of June 30, 2013 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2013
	Carrying Amount	Estimated Fair Value
Mortgages payable	$11,052	$11,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2013, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2013, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of June 30, 2013, the Company had received aggregate gross proceeds of approximately $8.0 million from the sale of approximately 0.8 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of June 30, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through June 30, 2013, cumulative gross offering proceeds of $57.8 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of June 30, 2013 in the Operating Partnership’s common units.

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

From our inception through June 30, 2013, the Company’s Sponsor has contributed cash of approximately $0.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 54.0 Subordinated Profits Interests with an aggregate value of $5.4 million (see Note 4 of the Notes to Consolidated Financial Statements). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through June 30, 2013 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$5,981
Other expenses incurred and paid to non-affiliates	6,947
Total offering expenses incurred	$12,928

From our inception date through June 30, 2013, we have used the cumulative net offering proceeds received of approximately $44.7 million, after deducting offering expenses incurred of $12.9 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$27,890
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	5,518
Cash and cash equivalents, as adjusted	5,090
Cash distributions not funded by operations	1,708
Funding of restricted escrows	589
Other uses (primarily timing of payables)	(103)

Total uses	$44,686

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the six months ended June 30, 2013 we received requests to repurchase 29,427 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.00 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 13, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

