Form 10-Q
period 2013-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2013-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  ☐  No ☑

As of November 8, 2013, there were approximately 7.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investment property:
Land and improvements	$8,932	$7,140
Building and improvements	34,823	27,284
Furniture and fixtures	7,864	2,589
Construction in progress	2,646	323
Gross investment property	54,265	37,336
Less accumulated depreciation	(2,119)	(850)
Net investment property	52,146	36,486

Investments in unconsolidated affiliated entities	3,858	5,950
Cash and cash equivalents	22,075	8,152
Marketable securities, available for sale	8,113	8,144
Restricted escrows	1,717	2,799
Notes receivable from affiliates	-	2,340
Prepaid expenses and other assets	1,166	863
Total Assets	$89,075	$64,734

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,590	$1,017
Margin loan	2,062	2,716
Mortgages payable	24,382	11,157
Due to sponsor	59	113
Distributions payable	1,052	860
Total liabilities	29,145	15,863

Commitments and contingencies (Note 11)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 6,752 and 5,311 shares issued and outstanding in 2013 and 2012, respectively	68	53
Additional paid-in-capital	53,221	41,652
Subscription receivable	(120)	-
Accumulated other comprehensive income	378	229
Accumulated (deficit)/surplus	(387)	939
Total Company stockholders' equity	53,160	42,873

Noncontrolling interests	6,770	5,998

Total Stockholders' Equity	59,930	48,871

Total Liabilities and Stockholders' Equity	$89,075	$64,734

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Rental revenue	$4,092	$2,116	$9,723	$4,025

Expenses:
Property operating expenses	2,576	1,221	6,185	2,085
Real estate taxes	176	79	471	169
General and administrative costs	266	412	1,281	1,205
Depreciation and amortization	584	188	1,271	372
Total operating expenses	3,602	1,900	9,208	3,831

Operating income	490	216	515	194

Interest and dividend income	161	324	695	964
Bargain purchase gain	38	3,500	1,263	3,500

Gain on disposition of unconsolidated affiliated entity	-	-	-	741

Gain on sale of marketable securities	-	-	10	-
(Loss)/income from investments in unconsolidated affiliated entities	(61)	42	10	128

Interest expense	(462)	(164)	(858)	(311)
Other income/(expense), net	36	(90)	(27)	(79)

Net income	202	3,828	1,608	5,137

Less: net income attributable to noncontrolling interests	(1)	(13)	(56)	(43)

Net income applicable to Company's common shares	$201	$3,815	$1,552	$5,094

Net income per Company's common share, basic and diluted	$0.03	$0.74	$0.26	$1.03

Weighted average number of common shares outstanding, basic and diluted	6,420	5,159	5,922	4,936

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$202	$3,828	$1,608	$5,137

Other comprehensive income:
Unrealized gain on available for sale securities	279	468	144	1,882

Reclassification adjustment for gains included in net income	-	-	5	-

Other comprehensive income	279	468	149	1,882

Comprehensive income	481	4,296	1,757	7,019

Less: Comprehensive income attributable to noncontrolling interests	(1)	(13)	(56)	(43)

Comprehensive income attributable to the Company's common shares	$480	$4,283	$1,701	$6,976

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares		Additional		Accumulated Other		Total
	Common		Paid-In	Subscription	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Income	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net income	-	-	-	-	-	1,552	56	1,608
Other comprehensive income	-	-	-	-	149	-	-	149
Distributions declared	-	-	-	-	-	(2,878)	-	(2,878)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(20)	(20)
Contributions from noncontrolling interests	-	-	-	-	-	-	1,058	1,058
Proceeds from offering	1,358	14	13,474	(120)	-	-	-	13,368
Selling commissions and dealer manager fees	-	-	(1,266)	-	-	-	-	(1,266)
Other offering costs	-	-	(1,437)	-	-	-	-	(1,437)
Redemption and cancellation of shares	(52)	(1)	(484)	-	-	-	-	(485)
Shares issued from distribution reinvestment program	135	2	1,282	-	-	-	-	1,284
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-	(322)	(322)

BALANCE, September 30, 2013	6,752	$68	$53,221	$(120)	$378	$(387)	$6,770	$59,930

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,608	$5,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	372
Amortization of deferred financing costs	219	43
Gain on sale of marketable securities	(10)	-
Bargain purchase gain	(1,263)	(3,500)
Gain on disposition of investment in unconsolidated affiliated entity	-	(741)
Income from investments in unconsolidated affiliated entities	(10)	(128)
Changes in assets and liabilities:
Decrease in restricted escrows	157	272
Increase in prepaid expenses and other assets	(185)	(1,097)
Increase in accounts payable and other accrued expenses	613	440
Decrease in due to sponsor	(54)	55

Net cash provided by operating activities	2,346	853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(15,616)	(9,288)
Purchase of restricted escrows	-	(835)
Proceeds from sale of marketable securities	190	-
Proceeds from disposition of investment in unconsolidated affiliated entity	-	560
Collections on note receivable from affiliate	2,340	60
Distributions from unconsolidated affiliated entity	2,103	269
Release/(funding) of restricted escrows	925	(2,676)

Net cash used in investing activities	(10,058)	(11,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	24,420	11,273
Payment on mortgages payable	(11,195)	(65)
Payment of loan fees and expenses	(339)	(242)
Payment on margin loan	(654)	(467)
Proceeds from issuance of common stock	13,368	6,319
Payment of commissions and offering costs	(2,794)	(1,823)
Contribution of noncontrolling interests	1,058	-
Redemption and cancellation of common shares	(485)	(357)
Notes receivable from affiliates	(322)	-
Distributions to noncontrolling interests	(20)	(306)
Distributions to common stockholders	(1,402)	(1,215)

Net cash provided by financing activities	21,635	13,117

Net change in cash and cash equivalents	13,923	2,060
Cash and cash equivalents, beginning of year	8,152	5,114

Cash and cash equivalents, end of period	$22,075	$7,174

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of September 30, 2013, the Company had received aggregate gross proceeds of approximately $14.3 million from the sale of approximately 1.4 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

As of September 30, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 30, 2013, cumulative gross offering proceeds of $64.1 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of September 30, 2013 in the Operating Partnership’s common units.

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

From our inception through September 30, 2013, the Company’s Sponsor has contributed cash of approximately $0.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 54.0 Subordinated Profits Interests with an aggregate value of $5.4 million (see Note 4). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2013, the Lightstone REIT II had a 99.9% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Supplemental disclosure of cash flow information

	For the Nine Months Ended September 30,
	2013	2012

Cash paid for interest	$629	$239
Distributions declared	$2,878	$2,408
Commissions and other offering costs accrued but not paid	$163	$108
Subscription receivable	$120	$(104)
Value of shares issued from distribution reinvestment program	$1,284	$1,064
Issuance of subordinated profits interests in exchange for investment in unconsolidated affiliated entity	$-	$500
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$-	$2,400

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

The Company has determined that no new accounting pronouncement issued or effective during the period had or is expected to have a material impact on the financial statements.

3.	Acquisitions

2013 Acquisitions - Arkansas Hotel Portfolio

On June 18, 2013, the Company, through LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings, LLC, both joint venture subsidiaries of our Operating Partnership, completed the portfolio acquisition of 95% ownership interests in two 92-room limited service hotels (the “Arkansas Hotel Portfolio”), which operate as TownePlace Suites by Marriott, located in Little Rock, which we refer to as the TownePlace Suites – Little Rock, and Johnson/Springdale, Arkansas, which we refer to as the TownePlace Suites - Fayetteville, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5% ownership interests were acquired by TPSLR, LLC for the TownePlace Suites - Little Rock and TPSFN, LLC for the TownePlace Suites - Fayetteville, respectively, both unrelated third parties.

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

The acquisition was funded with $3.7 million in cash and a $7.0 million demand note, or the Demand Note, entered into between our Operating Partnership and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”). The Demand Note was due on demand and bore interest at a floating rate of LIBOR plus 4.95%. We paid $3.0 million of the Demand Note’s balance in June 2013 and repaid the remaining $4.0 million on July 30, 2013.

We established a separate taxable REIT subsidiary, or TRS for both the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, each TRS entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock Hotel will both continue to operate as a “TownePlace Suites by Marriott,” commencing on June 18, 2013.

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

2012 Acquisitions

On July 13, 2012, the Company completed the acquisition of a SpringHill Suites by Marriott Hotel (the “SpringHill Suites - Peabody”) located in Peabody, Massachusetts.

On December 31, 2012, the Company acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the SpringHill Suites - Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio since their respective dates of acquisition for the period indicated:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Rental revenue	$3,447	$7,039
Net income	$200	$723	(1)

Note:

(1)	Includes the approximately $1.3 million bargain purchase gain recorded in connection with the acquisition of the Arkansas Hotel Portfolio.

The following table provides unaudited pro forma results of operations for the period indicated, as if the SpringHill Suites - Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012		2013		2012
Pro forma rental revenue	$4,092	$4,445		$11,364		$11,011
Pro forma net income	$163	$7	(1)	$517	(2)	$670	(1)

Pro forma net income per Company's common share, basic and diluted	$0.03	$-		$0.09		$0.14

Note:

(1)	Excludes the approximately $3.5 million bargain purchase gain recorded in connection with the acquisition of the SpringHill Suites - Peabody.
(2)	Excludes the approximately $1.3 million bargain purchase gain recorded in connection with the acquisition of the Arkansas Hotel Portfolio.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are or were partially owned by the Company. The Company accounts or accounted for these investments under the equity method of accounting as the Company exercises or exercised significant influence, but does not or did not exercise financial and operating control, and is not or was not considered to be the primary beneficiary of these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

Entity	Date of Ownership	Ownership Interest as of September 30, 2013	As of September 30, 2013	As of December 31, 2012
Brownmill LLC ("Brownmill")	Various	48.6%	$3,858	$4,076
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.0%	-	1,874
Total investments in unconsolidated affiliated entities			$3,858	$5,950

Brownmill

As of September 30, 2013, the Operating Partnership owns an approximate 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.

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

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$614	$893	$2,419	$2,730
Property operating expenses	107	319	815	946
Depreciation and amortization	209	216	629	651
Operating income	298	358	975	1,133
Interest expense and other, net	(289)	(295)	(864)	(885)
Net income	$9	$63	$111	$248
Company's share of net income	$4	$28	$54	$106
Additional depreciation and amortization expense (1)	(65)	(67)	(200)	(214)
Company's loss from investment	$(61)	$(39)	$(146)	$(108)

Note:

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	September 30, 2013	December 31, 2012
Investment property, at cost (net)	$16,220	$16,760
Cash and restricted cash	1,201	947
Other assets	1,458	1,602
Total assets	$18,879	$19,309

Mortgage payable	$20,818	$21,159
Other liabilities	491	540
Members' deficiency	(2,430)	(2,390)
Total liabilities and members' deficiency	$18,879	$19,309

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

During the nine months ended September 30, 2013, the Rego Park Joint Venture made aggregate distributions of approximately $21.0 million to its members, of which the Company’s share was approximately $2.1 million. These distributions included the final distribution of the Rego Park Joint Venture assets and as of September 30, 2013 the Company no longer had any investment in the Rego Park Joint Venture.

Rego Park Joint Venture Financial Information

The Rego Park Joint Venture  had no operating results for the three months ended September 30, 2013. The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the periods indicated:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2013	2012
Operating expenses	$-	$3	$4
Operating loss	-	(3)	(4)
Interest income	813	1,725	2,363
Net income	$813	$1,722	$2,359
Company's share of net income	$81	$172	$236
Additional depreciation and amortization expense	-	(16)	-
Company's income from investment	$81	$156	$236

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed balance sheets for the Rego Park Joint Venture as of the dates indicated:

As of
December 31, 2012
Cash and restricted cash	$91
Mortgage note receivable, net	18,443
Other assets	45
Total assets	$18,579

Members' capital	$18,579
Total liabilities and members' capital	$18,579

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

	As of September 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,735	$378	$-	$8,113

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$229	$-	$8,144

During the nine months ended September 30, 2013, the Company sold equity securities with an adjusted cost basis of approximately $180 for $190 resulting in a gain on sale of marketable securities of $10.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.03% as of September 30, 2013).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any impairment charges.

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

As of September 30, 2013 and December 31, 2012, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the nine months ended September 30, 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Selling commissions and dealer manager fees	$586	$121	$1,266	$631
Other offering costs	$448	$453	$1,437	$1,014

Since the Company’s inception through September 30, 2013, it has incurred approximately $6.6 million in selling commissions and dealer manager fees and $7.4 million of other offering costs in connection with the public offering of shares of its common stock.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average Interest Rate			Loan Amount Outstanding
Description	Interest Rate	as of September 30, 2013	Maturity Date	Amount Due at Maturity	As of September 30, 2013	As of December 31, 2012

TownePlace Suites Mortgage, secured by TownePlace Suites - Metairie	Libor plus 3.75%, subject to 6.00% floor				$-	$5,923

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites - Peabody	Libor plus 3.75%, subject to 5.75% floor				-	5,234

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	24,382	-

		4.94%			$24,382	$11,157

Principal Maturities

The following table sets forth the Company’s aggregate contractual principal maturities, including balloon payments due at maturity, as of September 30, 2013:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total

Principal maturities	$122	$499	$524	$548	$580	$22,109	$24,382

As of September 30, 2013, the estimated fair value of the mortgages payable approximated its carrying value.

Promissory Note

On July 29, 2013, the Company, through certain subsidiaries, entered into a promissory note (the “Promissory Note”) with Barclays Bank PLC (“Barclays”) for approximately $24.4 million.  The Promissory Note has a term of five years with a maturity date of August 6, 2018, bears interest at 4.94%, and requires monthly principal and interest payments of approximately $142 through its stated maturity.

The Promissory Note is cross-collateralized by four hotel properties consisting of the SpringHill Suites - Peabody, the TownePlace Suites - Metairie and the Arkansas Hotel Portfolio.

Approximately $11.1 million of the financing proceeds were used to repay the outstanding balances on two mortgages secured by the TownePlace Suites - Metairie and the SpringHill Suites - Peabody and $4.0 million was used to repay the remaining outstanding balance of the Demand Note due to Lightstone REIT I. Additionally, approximately $1.0 million was held in escrow and is reserved for property improvements, repairs and real estate taxes and the Company paid approximately $400 in fees.

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.7 million was held in restricted escrow accounts as of September 30, 2013. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition fees	$-	$85	$102	$85
Asset Management Fees	-	95	114	240
Development Fees	57	-	57	-
Total	$57	$180	$273	$325

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $128 and $251 were waived by the Advisor during three and nine months ended September 30, 2013.

See Note 4 – Investments in Unconsolidated Affiliated Entities for additional information with respect to the Company’s ownership interests in Brownmill, the Rego Park Joint Venture and the CP Boston Joint Venture.

10.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses and the margin loan approximated their fair values as of September 30, 2013 because of the short maturity of these instruments.

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

Distribution Payment

On October 15, 2013, the total distribution for the three-month period ending September 30, 2013 of approximately $1.1 million was paid in full using a combination of cash and approximately 53,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash flows provided from operations (approximately $0.6 million or 52%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $0.5 million or 48%).

Distribution Declaration

On November 14, 2013, the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2013. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2014 to shareholders of record as of December 31, 2013. The shareholders have an option to elect the receipt of shares under our DRIP.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2013	Annualized Revenues based on rents as of September 30, 2013	Annualized Revenues per square foot as of September 30, 2013

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	85%	$2.7 million	$17.22

Hospitality			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Available Rooms	September 30, 2013	Ended September 30, 2013	September 30, 2013

TownePlace Suites - Metairie	Harahan, Louisiana	2000	33,852	68%	$78	$116

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	44,772	64%	$68	$106

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	65%	$68	$104

TownePlace Suites - Fayetteville*	Johnson/Springdale, Arkansas	2009	9,660	72%	$58	$81

TownePlace Suites - Little Rock*	Little Rock, Arkansas	2009	9,660	76%	$64	$84

* These hotels were acquired on June 18, 2013.

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2013 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the three and nine months ended September 30, 2013, the Company’s consolidated results of operations included the (i) TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”). For the three and nine months ended September 30, 2012 the Company’s consolidated results of operations only included the TownePlace Suites - Metairie and the SpringHill Suites - Peabody subsequent to its acquisition on July 13, 2012. The Fairfield Inn – East Rutherford was acquired on December 31, 2012 and the Arkansas Hotel Portfolio was acquired on June 18, 2013. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

For the Three Months Ended September 30, 2013 vs. September 30, 2012

Consolidated

Rental revenue

Rental revenue increased by $1,976 to $4,092 during the three months ended September 30, 2013 compared to $2,116 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Property operating expenses

Property operating expenses increased by $1,355 to $2,576 during the three months ended September 30, 2013 compared to $1,221 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions.

Real estate taxes

Real estate taxes increased by $97 to $176 during the three months ended September 30, 2013 compared to $79 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the Fairfield Inn - East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

General and administrative expenses

General and administrative expenses decreased by $146 to $266 during the three months ended September 30, 2013 compared to $412 for the same period in 2012. The decrease reflects our Sponsor’s waiver of asset management fees in the third quarter of 2013 (see Note 9 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $396 to $584 during the three months ended September 30, 2013 compared to $188 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the Fairfield Inn - East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Interest and dividend income

Interest and dividend income decreased by $163 to $161 during the three months ended September 30, 2013 compared to $324 for the same period in 2012. The 2013 amount includes (i) $161 of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $60 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture, effective January 1, 2012, (ii) $164 of dividend income earned on our investments in marketable securities, (iii) $99 of interest income on our mortgage loan receivable and (iv) $1 of interest on our cash and cash equivalents.

Loss/(income) from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the three months ended September 30, 2013 was $61 compared to income of $42 for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $462 during the three months ended September 30, 2013 compared to $164 for the same period in 2012. Interest expense during the 2013 period consists of $439, $5 and $18 related to our mortgage indebtedness, margin loan and note payable to affiliate, respectively. Interest expense during the 2012 period consisted of $156 related to our mortgage indebtedness and $8 related to our margin loan. The increase is primarily attributable to the timing of our new mortgage financings during the 2012 and 2013 periods. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, and LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

For the Nine Months Ended September 30, 2013 vs. September 30, 2012

Consolidated

Rental revenue

Rental revenue increased by $5,698 to $9,723 during the nine months ended September 30, 2013 compared to $4,025 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites - - Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Property operating expenses

Property operating expenses increased by $4,100 to $6,185 during the nine months ended September 30, 2013 compared to $2,085 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Real estate taxes

Real estate taxes increased by $302 to $471 during the nine months ended September 30, 2013 compared to $169 for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

General and administrative expenses

General and administrative expenses increased by $76 to $1,281 during the nine months ended September 30, 2013 compared to $1,205 for the same period in 2012. The increase reflects higher acquisition fees in the 2013 period, partially offset by lower asset management fees in the 2013 period as result of the Sponsor’s waiver of such fees in the second and third quarters (see Note 9 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $899 to $1,271 during the nine months ended September 30, 2013 compared to $372 for the same period in 2012. The increase is primarily attributable to the timing of acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Interest and dividend income

Interest and dividend income decreased by $269 to $695 during the nine months ended September 30, 2013 compared to $964 for the same period in 2012. The 2013 amount includes (i) $211 of interest on notes receivables and (ii) $483 of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $180 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $494 of dividend income earned on our investments in marketable securities, (iii) $288 of interest income on our mortgage loan receivable and (iv) $2 of interest on our cash and cash equivalents.

Bargain purchase gain

On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1,263 in our consolidated statements of operations. On July 13, 2012, we completed the acquisition of the Springhill Suites - Peabody. In connection with the acquisition, we recognized a bargain purchase gain of $3,500 in our consolidated statements of operations during the third quarter of 2012. These gains represent the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $741 in our consolidated statements of operations during the nine months ended September 30, 2012.

(Loss)/income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the nine months ended September 30, 2013 was $10 compared to income of $128 for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $858 during the nine months ended September 30, 2013 compared to $311 for the same period in 2012. Interest expense during the 2013 period consists of $813, $18 and $27 related to our mortgage indebtedness, margin loan and note payable affiliate, respectively. Interest expense during the 2012 period consisted of $285 related to our mortgage indebtedness and $26 related to our margin loan. The increase is primarily attributable to the timing of our new mortgage financings during the 2012 and 2013 periods. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2013, our primary sources of funds were (i) $10.8 million of net proceeds from the sale of shares of common stock under our Follow-On Offering, (ii) $24.4 million of proceeds related to a Promissory Note, (iii) $2.3 million of collections on a note receivable from Lightstone REIT I and (iv) $2.1 million of distributions from the Rego Park Joint Venture. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

We currently have mortgage indebtedness totaling $24.4 million and a margin loan of $2.1 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2013, our total borrowings aggregated $26.4 million which represented 42.7% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition fees	$-	$85	$102	$85
Asset Management Fees	-	95	114	240
Development Fees	57	-	57	-
Total	$57	$180	$273	$325

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $128 and $251 were waived by the Advisor during three and nine months ended September 30, 2013.

In addition, total selling commissions and dealer manager fees incurred were $586 and $1,266 during the three and nine months ended September 30, 2013, respectively, and $121 and $631 during the three and nine months ended September 30, 2012, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$2,346	$853
Net cash used in investing activities	(10,058)	(11,910)
Net cash provided by financing activities	21,635	13,117
Net change in cash and cash equivalents	13,923	2,060
Cash and cash equivalents, beginning of the period	8,152	5,114
Cash and cash equivalents, end of the period	$22,075	$7,174

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

Our principal demands for liquidity currently are acquisition and development activities, including certain property improvement plans for our hotel properties, which are currently expected to be completed during 2013, scheduled debt service on our mortgage payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities. The principal source of funding for our property improvement plans is our restricted escrows.

Operating activities

The net cash provided by operating activities of approximately $2.3 million during the 2013 period primarily related to (i) our income of $1.6 million, (ii) $1.5 million of depreciation and amortization and (iii) changes in assets and liabilities of $0.5 million partially offset by a bargain purchase gain of $1.3 million.

Investing activities

The net cash used by investing activities of approximately $10.1 million during the 2013 period reflects $15.6 million of capital expenditures partially offset by (i) the collection of a note receivable from Lightstone REIT I of $2.3 million, (ii) the receipt of $2.1 million in distributions from the Rego Park Joint Venture, (iii)$0.9 million from the release of restricted escrows to fund our property improvement plans and (iv) $0.2 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $21.6 million during the 2013 period primarily consists of (i) proceeds from the issuance of our common stock of $13.4 million, (ii) net proceeds received from mortgage financing of $24.1 million and (iii) contributions of $1.1 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $2.8 million, (ii) distributions to common stockholders of $1.4 million, (iii) payments on our margin loan and mortgages payable of $11.8 million, (iv) redemptions and cancellations of shares of common stock of $0.5 million and (v) notes receivable totaling $0.3 million issued to the owners of the TownePlace Suites – Little Rock and the TownePlace Suites - Fayetteville.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of September 30, 2013, we had approximately 2.8 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the nine months ended September 30, 2013 we received requests to repurchase 51,561 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.13 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of September 30, 2013.

	Remainder of
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Principal maturities	$122	$499	$524	$548	$580	$22,109	$24,382

Interest payments	303	1,204	1,178	1,154	1,123	733	5,695
Total	$425	$1,703	$1,702	$1,702	$1,703	$22,842	$30,077

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.1 million as of September 30, 2013 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.03% as of September 30, 2013).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Netincome	$202	$3,828	$1,608	$5,137
FFO adjustments:
Depreciation and amortization of real estate assets	584	188	1,271	372
Gain on disposition of unconsolidated affiliated entity	-	-	-	(741)
Bargain purchase gain	(38)	(3,500)	(1,263)	(3,500)
Adjustments to equity in earnings from unconsolidated entities, net	167	164	505	496
FFO	915	680	2,121	1,764
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	99	156	520	319
Adjustments to equity in earnings from unconsolidated entities, net	66	(59)	(5)	(189)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	-	-	-	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	(10)	-
MFFO	1,080	777	2,626	1,894
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$1,080	$777	$2,626	$1,894

Net income	$202	$3,828	$1,608	$5,137
Less: income attributable to noncontrolling interests	(1)	(13)	(56)	(43)
Net income applicable to Company's common shares	$201	$3,815	$1,552	$5,094
Net income per common share, basic and diluted	$0.03	$0.74	$0.26	$1.03

FFO	$915	$680	$2,121	$1,764
Less: FFO attributable to noncontrolling interests	(25)	(17)	(111)	(57)
FFO attributable to Company's common shares	$890	$663	$2,010	$1,707
FFO per common share, basic and diluted	$0.14	$0.13	$0.34	$0.35

MFFO - IPA recommended format	$1,080	$777	$2,626	$1,894
Less: MFFO attributable to noncontrolling interests	(27)	(17)	(74)	(57)
MFFO attributable to Company's common shares	$1,053	$760	$2,552	$1,837

Weighted average number of common shares outstanding, basic and diluted	6,420	5,159	5,922	4,936

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to the company’s operations.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			August 12, 2013		May 14, 2013		March 22, 2013

Date distribution paid			October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$1,488		$545		$488		$455
Distributions reinvested	$1,390		507		464		419
Total Distributions	$2,878		$1,052		$952		$874

Source of distributions:
Cash flows provided by operations	$1,488	52%	$545	52%	$488	51%	$455	52%
Offering proceeds	$-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	$1,390	48%	507	48%	464	49%	419	48%
Total Sources	$2,878	100%	$1,052	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$2,294		$953		$736		$605

Number of shares (in thousands)
of common stock issued pursuant to the Company's DRIP	146		53		49		44

	Year to Date September 30, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$1,293		$453		$433		$407
Distributions reinvested	$1,115		393		372		350
Total Distributions	$2,408		$846		$805		$757

Source of distributions:
Cash flows provided by operations	$853	35%	$268	32%	$200	25%	$385	51%
Offering proceeds	$440	18%	185	22%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	$1,115	47%	393	46%	372	46%	350	46%
Total Sources	$2,408	100%	$846	100%	$805	100%	$757	100%

Cash flows provided by/(used in) operations (GAAP basis)	$853		$268		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	116		41		39		36

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
September 30, 2013
FFO	$4,966
Distributions	$10,522

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of September 30, 2013, our net tangible book value per share was $8.88. The offering price of primary shares under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as of September 30, 2013 was $10.00.

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

Subsequent Events

See Note 12 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2013 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2013, we did not have any derivative agreements outstanding.

As of September 30, 2013, we held marketable securities with a fair value of $8.1 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of September 30, 2013, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of September 30, 2013:

	Remainder of
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total

Principal maturities	$122	$499	$524	$548	$580	$22,109	$24,382

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in our consolidated balance sheet), accounts payable and accrued expenses and the margin loan approximated their fair values as of September 30, 2013 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2013
	Carrying Amount	Estimated Fair Value
Mortgages payable	$24,382	$24,362

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2013, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2013, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of September 30, 2013, the Company had received aggregate gross proceeds of approximately $14.3 million from the sale of approximately 1.4 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of September 30, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through September 30, 2013, cumulative gross offering proceeds of $64.1 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of September 30, 2013 in the Operating Partnership’s common units.

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

From our inception through September 30, 2013, the Company’s Sponsor has contributed cash of approximately $0.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for a total of 54.0 Subordinated Profits Interests with an aggregate value of $5.4 million (see Note 4 of the Notes to Consolidated Financial Statements). The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through September 30, 2013 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$6,567
Other expenses incurred and paid to non-affiliates	7,351
Total offering expenses incurred	$13,918

From our inception date through September 30, 2013, we have used the cumulative net offering proceeds received of approximately $50.0 million, after deducting offering expenses incurred of $13.9 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$20,639
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	5,673
Cash and cash equivalents, as adjusted	16,891
Cash distributions not funded by operations	1,708
Funding of restricted escrows	931
Other uses (primarily timing of payables)	171

Total uses	$50,007

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2009, we did not receive any requests to repurchase shares under our share repurchase program. For the years ended December 31, 2012, 2011 and 2010, we received requests to redeem 50,784, 48,154 and 2,675 shares of common stock, respectively, and for the nine months ended September 30, 2013 we received requests to repurchase 51,561 shares of common stock, pursuant to our share repurchase program. We repurchased 100% of the repurchase requests at an average price per share of $9.13 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 14, 2013	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

