Form 10-K
period 2013-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2014-03-31
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the common shares held by non-affiliates of the registrant was $60.7 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 15, 2014, there were approximately 8.7 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Table of Contents

Page
PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

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

Offering and Structure

Our Sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,600 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 17 hotels, and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 400 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and associate general partner of our Operating Partnership and is the majority decision-maker of our Operating Partnership.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2013, we had received aggregate gross proceeds of approximately $22.8 million from the sale of approximately 2.3 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering. Orchard Securities also opened a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

All further references to the Dealer Manager will be deemed to refer to either Lightstone Securities, ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of December 31, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2013, cumulative gross offering proceeds of $72.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of December 31, 2013 in the Operating Partnership’s common units.

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

From our inception through December 31, 2013, our Sponsor contributed cash of approximately $1.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for 64.0 Subordinated Profits Interests with an aggregate value of $6.4 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2013:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to a 8.163% equity interest), December 28, 2011 (with respect to a 5.587% equity interest), June 6, 2012 (with respect to a 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was repaid in full on June 27, 2013;

•	On July 13, 2012 we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts;

•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired on June 29, 2010; and

•	On June 18, 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels (collectively, the “Arkansas Hotel Portfolio”) located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), respectively.

Related Parties

Our Advisor and Property Managers are each related parties. Each of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties. We intend to use substantially all of the net proceeds from our offerings to acquire and operate a diversified portfolio of real estate investments.

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

Total distributions declared during the years ended December 31, 2013, 2012 and 2011 were $4.1 million, $3.3 million and $2.6 million, respectively.

On March 28, 2014, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2014 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2014.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP.

Distribution Reinvestment and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2013, 2012 and 2011, we redeemed 74,927, 50,784 and 48,154 shares of common stock, respectively, pursuant to our share repurchase program. During the year ended December 31, 2013, we redeemed 72% of the redemption requests at an average price per share of common stock of $9.27. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of our shares of common stock pursuant to our DRIP and from our operating funds.

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

As of December 31, 2013 and 2012, we had no material uncertain income tax positions. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that affected real property. If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower cash flows than expected.

•	A period of time may pass between the sale of the common stock through our Follow-On Offering and our purchase of real properties. During that time, we may invest in lower yielding short term instruments, which could result in a lower yield on your investment.

•	In connection with future property acquisitions, we may issue additional shares of common stock and/or Operating Partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you. If we issue additional shares, that issuance could reduce the cash available for distributions to you.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Distributions paid from sources other than our cash flow from operations will cause us to have less funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions to stockholders from sources other than from our cash flow from operations. For the year ended December 31, 2013 our cash flow from operations of approximately $2.7 million was a shortfall of approximately $1.4 million, or 34%, of our distributions of approximately $4.1 million declared during such period, for the year ended December 31, 2012, our cash flow from operations of approximately $1.7 million was a shortfall of approximately $1.6 million, or 48%, of our distributions of approximately $3.3 million declared during such period, and for the year ended December 31, 2011, our cash flow from operations of approximately $1.4 million was a shortfall of approximately $1.2 million, or 46%, of our distributions of approximately $2.6 million declared during such period. If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and real estate-related investments, which may adversely affect your overall return.

We may pay distributions from sources other than from our cash flow from operations. Until we acquire properties or real estate-related investments, we will not generate sufficient cash flow from operations to pay distributions; we intend to fund our distributions, in part, by proceeds of our Follow-On Offering. If we fund distributions from the proceeds of our Follow-On Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sold shares of our preferred or common stock to third party investors. Payment of distributions from these sources would restrict out ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Our anticipated acquisition activities are subject to many risks. We may acquire properties or entities that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. We will attempt to obtain appropriate representations and indemnities from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include:

•	liabilities for clean-up of undisclosed environmental contamination;
•	claims by tenants, vendors or other persons dealing with the former owners of the properties;
•	liabilities incurred in the ordinary course of business; and
•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

We may purchase real estate assets located outside the United States and may make or purchase mortgage or mezzanine loans or joint venture interests in mortgage or mezzanine loans made by a borrower located outside the United States or secured by property located outside the United States. Any international investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•	governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;
•	variations in currency exchange rates or exchange controls or other currency restrictions and fluctuations in exchange ratios related to foreign currency;
•	adverse market conditions caused by inflation or other changes in national or local economic conditions;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;
•	lack of uniform accounting standards (including availability of information in accordance with GAAP);
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in these laws;
•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
•	legal and logistical barriers to enforcing our contractual rights; and
•	expropriation, confiscatory taxation and nationalization of our assets located in the markets where we operate.

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

A TRS structure will subject us to the risk of increased lodging operating expenses. The performance of our TRS lessees will be based on the operations of our lodging properties. Our operating risks will include not only changes in hotel revenues and changes to our TRS lessees’ ability to pay the rent due to us under the leases, but also increased hotel operating expenses, including, but not limited to, the following cost elements:

•	wage and benefit costs;
•	repair and maintenance expenses;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.

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

That limitation could have adverse business consequences such as:

•	limiting our ability to purchase additional properties;

•	causing us to lose our REIT status if additional borrowing was necessary to pay the required minimum amount of cash distributions to our stockholders to maintain our status as a REIT;

•	causing operational problems if there are cash flow shortfalls for working capital purposes; and

•	resulting in the loss of a property if, for example, financing was necessary to repay a default on a mortgage.

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

The annual statement of value that send to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value reports the estimated value of each common share as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2013	Annualized Revenues based on rents as of December 31, 2013	Annualized Revenues per square foot as of December 31, 2013

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	85%	$2.7 million	$17.25

Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	December 31, 2013	Ended December 31, 2013	December 31, 2013

TownePlace Suites - Metairie	Harahan, Louisiana	2000	45,260	65%	$76	$116

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	59,860	63%	$68	$108

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	60%	$64	$106

TownePlace Suites - Fayetteville*	Johnson/Springdale, Arkansas	2009	18,124	63%	$50	$80

TownePlace Suites - Little Rock*	Little Rock, Arkansas	2009	18,124	65%	$54	$83

* These hotels were acquired on June 18, 2013.

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2013 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 15, 2014, we had approximately 8.7 million shares of common stock outstanding, held by a total of 2,926 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On November 9, 2012 , the Company’s Board of Directors confirmed the offering price of $10.00 per share of common stock in the primary offering under the Follow-On Offering based on the Company’s estimated net asset value of approximately $52.0 million and resulting estimated value per share of common stock of $10.00, both as of September 30, 2012. In connection with such determination, the Company also engaged an independent third party valuation firm to perform a review of our estimated values of assets and liabilities as of September 30, 2012. The third party valuation firm independently estimated a range of values for our assets and liabilities as of September 30, 2012 and confirmed that the Company’s estimated net asset value was reasonable and within the valuation firm’s estimated range. The company believes there have been no material changes to the estimated net asset value since it was last calculated, although the actual number could be higher or lower.

The table below (dollar and share amounts are presented in thousands, except per share data) provides a summary of the key components of the Company’s estimated net asset value as of September 30, 2012:

Net Assets:
Real Estate Properties
Consolidated operating properties(1)	$26,715
Investment in unconsolidated affiliated properties	5,326
Total real estate properties		$32,041
Non-Real Estate Assets
Investment in unconsolidated affiliated entity	1,929
Cash and cash equivalents	7,174
Marketable equity securities	7,583
Restricted escrows	3,611
Mortgage loan receivable	11,800
Note receivable from affiliate	2,340
Prepaid expenses and other assets	1,256
Total non-real estate assets		35,693
Total Assets		67,734
Liabilities
Mortgage notes payable(1)	(10,911)
Margin loan	(2,873)
All other liabilities	(1,893)
Total liabilities		(15,677)
Noncontrolling Interests		(69)
Net Asset Value		$51,988
Shares of Common Stock Outstanding		5,198
Net Asset Value per Share of Common Stock		$10.00

Note:

(1)	Amounts adjusted for noncontrolling interests.

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

As of September 30, 2012, we had a 95% ownership interest in a TownePlace Suites by Marriott (the “TownePlace Suites - Metairie”), a four-story, limited service extended stay hotel located in Harahan, Louisiana. The estimated value of our share of this consolidated operating property was approximately $14.0 million which equates to a 11.2% capitalization rate based on its historical net operating income for the twelve months ended September 30, 2012.

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

Noncontrolling Interests: As noted above, the Company has a 95% ownership interest in the TownePlace Suites - Metairie. Because the Company consolidates the financial condition of the TownePlace Suites - Metairie, noncontrolling interests represents the other owner’s 5% interest in the net non-real estate assets of the TownePlace Suites - Metairie as of September 30, 2012.

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

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2013.

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

Total distributions declared during the years ended December 31, 2013, 2012 and 2011 and were $4.1 million, $3.3 million, and $2.6 million, respectively.

The following tables provide a summary of the quarterly distributions declared during the periods indicated (dollar and share amounts are presented in thousands):

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q4 2013	Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			November 14, 2013		August 12, 2013		May 14, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$2,083		$595		$545		$488		$455
Distributions reinvested	1,967		577		507		464		419
Total Distributions	$4,050		$1,172		$1,052		$952		$874

Source of distributions:
Cash flows provided by operations	$2,083	51%	$452	39%	$545	52%	$488	51%	$455	52%
Offering proceeds	-	0%	143	12%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	1,967	49%	577	49%	507	48%	464	49%	419	48%
Total Sources	$4,050	100%	$1,172	100%	$1,052	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$2,746		$452		$953		$736		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	207		61		53		49		44

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$1,752		$459		$453		$433		$407
Distributions reinvested	1,516		401		393		372		350
Total Distributions	$3,268		$860		$846		$805		$757

Source of distributions:
Cash flows provided by operations	$1,706	52%	$459	53%	$268	32%	$200	25%	$385	51%
Offering proceeds	46	1%	-	0%	185	22%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	1,516	47%	401	47%	393	46%	372	46%	350	46%
Total Sources	$3,268	100%	$860	100%	$846	100%	$805	100%	$757	100%

Cash flows provided by/(used in) operations (GAAP basis)	$1,706		$853		$268		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	158		42		41		39		36

	Year Ended December 31, 2011		Three Months Ended December 31, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
Distribution period:		Percentage of Distributions	Q4 2011	Percentage of Distributions	Q3 2011	Percentage of Distributions	Q2 2011	Percentage of Distributions	Q1 2011	Percentage of Distributions

Date distribution declared			November 11, 2011		May 13, 2011		May 13, 2011		March 4, 2011

Date distribution paid			January 13, 2012		July 15, 2011		July 15, 2011		April 15, 2011

Distributions paid	$1,331		$375		$347		$319		$290
Distributions reinvested	1,256		342		326		300		288
Total Distributions	$2,587		$717		$673		$619		$578

Source of distributions:
Cash flows provided by operations	$1,331	51%	$310	43%	$347	52%	$319	52%	$-	0%
Offering proceeds	-	0%	65	9%	-	0%	-	0%	290	50%
Proceeds from issuance of common stock through DRIP	1,256	49%	342	48%	326	48%	300	48%	288	50%
Total Sources	$2,587	100%	$717	100%	$673	100%	$619	100%	$578	100%

Cash flows provided by/(used in) operations (GAAP basis)	$1,405		$310		$1,471		$556		$(932)

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	132		36		34		32		30

On March 28, 2014, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2014 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2014.

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

The Follow-On Offering, pursuant to which the Company is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2013, we had received aggregate gross proceeds of approximately $22.8 million from the sale of approximately 2.3 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of December 31, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000 or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2013, cumulative gross offering proceeds of $72.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of December 31, 2013 in the Operating Partnership’s common units.

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

From our inception through December 31, 2013, our Sponsor contributed cash of approximately $1.6 million and elected to contribute equity interests totaling 48.6% in Brownmill in exchange for 64.0 Subordinated Profits Interests with an aggregate value of $6.4 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$7,323
Other expenses incurred to be paid non-affiliates	7,895
Total offering expenses incurred from inception through December 31, 2013	$15,218

Cumulatively through December 31, 2013, we have used the net offering proceeds of $57.2 million, after deduction of offering expenses paid since inception of $15.2 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$23,380
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	5,829
Cash and cash equivalents, as adjusted	21,336
Cash distributions not funded by operations	1,708
Funding of restricted escrows	1,508
Other uses (primarily timing of payables)	(546)

Total uses	$57,209

As of March 15, 2014, we have sold approximately 8.7 million shares of common stock at an aggregate of price of approximately $86.3 million, these include, approximately 0.6 million shares of common stock at an aggregate price of approximately $5.6 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2013	2012	2011	2010	2009

Operating Data:
Revenues	$13,058	$5,942	$2,978	$-	$-

Bargain purchase gain	$1,263	$7,857	$-	$-	$-

Net income/(loss)	$1,370	$9,764	$430	$(780)	$(248)

Less: net income attributable to noncontrolling interests	(40)	(555)	(28)	-	-

Net income/(loss) applicable to Company's common shares	$1,330	$9,209	$402	$(780)	$(248)

Basic and diluted earnings/(loss) per Company's common shares	$0.21	$1.84	$0.10	$(0.31)	$(0.98)

Dividends declared on Company's common shares	$4,050	$3,268	$2,587	$1,632	$157
Weighted average common shares outstanding-basic and diluted	6,235	5,016	3,978	2,540	255
Balance Sheet Data:
Total assets	$95,826	$64,734	$38,072	$29,535	$10,395
Long-term obligations	$24,260	$11,157	$-	$-	$-
Company's Stockholder's Equity	$59,424	$42,873	$28,547	$24,919	$7,557

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$2,479	$2,317	$1,279	$(391)	$(248)

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2013, we had received aggregate gross proceeds of approximately $22.8 million from the sale of approximately 2.3 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

The following summarizes our completed acquisitions and investments from our inception through December 31, 2013:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to a 8.163% equity interest), December 28, 2011 (with respect to a 5.587% equity interest), June 6, 2012 (with respect to a 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was repaid in full on June 27, 2013;

•	On July 13, 2012 we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts;

•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired on June 29, 2010; and

•	On June 18, 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels (collectively, the “Arkansas Hotel Portfolio”) located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), respectively.

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

Lightstone SLP II, LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2013, Lightstone SLP II, LLC had purchased 64 units of Subordinated Profits Interests by contributing $1.6 million and an aggregate 48.6% equity interest it owned in Brownmill (see Note 4 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2013 and 2012, we had no material uncertain income tax positions. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

For the year ended December 31, 2013, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”). For the year ended December 31, 2012 the Company’s consolidated results of operations included the operating results from the TownePlace Suites - Metairie and the SpringHill Suites – Peabody. For the year ended December 31, 2011, the Company’s consolidated results of operations included the operating results of the TownePlace Suites – Metairie.

See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

Comparison of the year ended December 31, 2013 vs. December 31, 2012

Consolidated

Rental revenue

Rental revenue increased by $7.2 million to $13.1 million during the year ended December 31, 2013 compared to $5.9 million for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Property operating expenses

Property operating expenses increased by $5.2 million to $8.5 million during the year ended December 31, 2013 compared to $3.3 million for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Real estate taxes

Real estate taxes increased by $0.4 million to $0.6 million during the year ended December 31, 2013 compared to $0.2 million for the same period in 2012. The increase is primarily attributable to the timing of our acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $1.6 million during the year ended December 31, 2013 compared to $2.0 million for the same period in 2012. The decrease reflects lower asset management fees in the 2013 period as result of the Sponsor’s waiver of such fees during the year ended December 31, 2013 (see Note 12 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $1.2 million to $1.8 million during the year ended December 31, 2013 compared to $0.6 million for the same period in 2012. The increase is primarily attributable to the timing of acquisitions, principally the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, during the 2012 and 2013 periods.

Interest and dividend income

Interest and dividend income decreased by $0.8 million to $0.9 million during the year ended December 31, 2013 compared to $1.7 million for the same period in 2012. The 2013 amount includes (i) $0.3 million of interest on notes receivables and (ii) $0.6 million of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $180 of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $494 of dividend income earned on our investments in marketable securities, (iii) $288 of interest income on our mortgage loan receivable and (iv) $2 of interest on our cash and cash equivalents.

Bargain purchase gain

On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1.3 million in our consolidated statements of operations. During the year ended December 31, 2012, we completed the acquisitions of the Springhill Suites - Peabody and the Fairfield Inn – East Rutherford . In connection with these acquisitions, we recognized a bargain purchase gain of $7.9 million in our consolidated statements of operations during the year ended December 31, 2012. These gains represent the amount by which the estimated fair value of the net assets acquired exceeded our aggregate cost.

Gain on disposition of unconsolidated affiliated entity

On February 20, 2012, we completed the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone Value Plus Real Estate Investment, Inc. (“Lightstone REIT I”), our Sponsor’s other public program, which now owns 100.0% of the CP Boston Joint Venture. In connection with the disposition, we recognized a gain on disposition of investment in unconsolidated affiliated entity of $0.7 million in our consolidated statements of operations during the nine months ended September 30, 2012.

(Loss)/income from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the year ended December 31, 2013 was $14 compared to income of $0.2 million for the same period in 2012. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account or accounted for under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense increased $0.5 million to $1.0 million during the year ended December 31, 2013 compared to $0.5 million for the same period in 2012. Interest expense during the 2013 period consists primarily of $0.9 million related to our mortgage indebtedness and approximately $0.1 million related to our margin loan and note payable affiliate. Interest expense during the 2012 period consisted of $0.5 million and $34 related to our mortgage indebtedness and our margin loan, respectively. The increase is primarily attributable to the timing of our new mortgage financings during the 2012 and 2013 periods. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites – Metairie, the Fairfield Inn – East Rutherford, the TownePlace Suites – Little Rock and the TownePlace Suites – Fayetteville..

Comparison of the year ended December 31, 2012 vs. December 31, 2011

Consolidated

Rental revenue

Rental revenue increased by $2.9 million to $5.9 million during the year ended December 31, 2012 compared to $3.0 million for the same period in 2011. The increase consists of (i) an increase of $0.8 million during the 2012 period for the TownePlace Suites - Metairie, which reflects the timing of the acquisition and higher average revenue per available room and occupancy during the 2012 period, and (ii) $2.1 million attributable to the acquisition of the SpringHill Suites - Peabody in July 2012.

Property operating expenses

Property operating expenses increased by $1.8 million to $3.3 million during the year ended December 31, 2012 compared to $1.5 million for the same period in 2011. The increase consists of (i) an increase of $0.3 million during the 2012 period for the TownePlace Suites - Metairie, which reflects the timing of the acquisition and increased occupancy during the 2012 period, and (ii) $1.5 million attributable to the acquisition of the SpringHill Suites - Peabody.

Real estate taxes

Real estate taxes were unchanged at approximately $0.2 million during the year ended December 31, 2012 compared the same period in 2011.

General and administrative expenses

General and administrative expenses increased by $0.4 million to $2.0 million during the year ended December 31, 2012 compared to $1.6 million for the same period in 2011. The increase is attributable to the timing of the acquisition of the TownePlace Suite - Metairie and the acquisition of the SpringHill Suites - Peabody.

Depreciation and amortization

Depreciation and amortization expense increased by $0.3 million to $0.6 million during the year ended December 31, 2012 compared to $0.3 million or the same period in 2011. The increase is attributable to the timing of the acquisition of the TownePlace Suite - Metairie and the acquisition of the SpringHill Suites - Peabody.

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

Bargain purchase gain

During the year ended December 31, 2012, we completed the acquisitions of the Springhill Suites - Peabody and the Fairfield Inn – East Rutherford. In connection with these acquisitions, we recognized a bargain purchase gain of $7.9 million in our consolidated statements of operations during the year ended December 31, 2012. The gain represents the amount by which the estimated fair value of the net assets acquired exceeded our aggregate cost. See Note 3 of the Notes to Consolidated Financial Statements.

Income/(loss) from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the year ended December 31, 2012 was $0.2 million compared to a loss of $0.3 million for the same period in 2011. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in certain unconsolidated affiliated entities, which, we account or accounted for under the equity method of accounting commencing with their respective date of acquisition through their respective date of disposition, if applicable. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites - Metairie.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2013, our primary source of funds were (i) $22.0 million of proceeds from our the sale of shares of common stock under our Offering and our Follow-On Offering,  (ii) $24.4 million of proceeds related to a Promissory Note, (iii) $2.3 million of collections on a note receivable from Lightstone REIT I, (iv) $2.1 million of contributions from noncontrolling interests and (v) $2.1 million of distributions from the Rego Park Joint Venture. We are dependent upon the future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our future sources of funds will primarily consist of (i) net proceeds from our public offerings, (ii) cash flows from our operations, (iii) proceeds from our borrowings and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $24.3 million and a margin loan of $1.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2013, our total borrowings aggregated $26.2 million which represented 38% of our net assets.

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

	For the Years Ended December 31,
	2013	2012	2011

Selling commissions and dealer manager fees	$2,023	$715	$943
Other offering costs	$1,937	$1,495	$1,611

Since commencement of our Offering through December 31, 2013, we have incurred approximately $7.3 million in selling commissions and dealer manager fees and $7.9 million of other offering costs.

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

The following table represents the fees incurred associated with the payments to our advisor and its affiliates:

	For the Years Ended December 31,
	2013	2012	2011
Acquisition fees	$102	$85	$141
Asset management fees	114	346	268
Development fees	78	-	-
Total	$294	$431	$409

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.4 million were waived by the Advisor during the year ended December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2013, 2012 and 2011, we paid approximately $106, $32 and $0 in fees to this title insurance agent, respectively.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Cash flows provided by operating activities	$2,746	$1,706	$1,405
Cash flows used in investing activities	(13,177)	(11,541)	(21,072)
Cash flows provided by financing activities	28,799	12,873	6,604
Net change in cash and cash equivalents	18,368	3,038	(13,063)
Cash and cash equivalents, beginning of the year	8,152	5,114	18,177
Cash and cash equivalents, end of the year	$26,520	$8,152	$5,114

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

Operating activities

The net cash provided by operating activities of approximately $2.7 million during the 2013 period primarily related to (i) our income of $1.4 million, (ii) $1.8 million of depreciation and amortization and (iii) changes in assets and liabilities of $0.6 million partially offset by a bargain purchase gain of $1.3 million.

Investing activities

The net cash used by investing activities of approximately $13.2 million during the 2013 period reflects $18.2 million of capital expenditures partially offset by (i) the collection of a note receivable from Lightstone REIT I of $2.3 million, (ii) the receipt of $2.1 million in distributions from the Rego Park Joint Venture, (iii)$0.3 million from the release of restricted escrows to fund our property improvement plans and (iv) $0.2 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $28.8 million during the 2013 period primarily consists of (i) proceeds from the issuance of our common stock of $22.0 million, (ii) net proceeds received from mortgage financing of $24.1 million and (iii) contributions of $2.1 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $4.0 million, (ii) distributions to common stockholders of $1.9 million, (iii) payments on our margin loan and mortgages payable of $12.1 million, (iv) redemptions and cancellations of shares of common stock of $0.7 million and (v) notes receivable totaling $0.3 million issued to the owners of the TownePlace Suites – Little Rock and the TownePlace Suites - Fayetteville.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment and Share Repurchase Programs

Our distribution reinvestment program provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2013, 2012 and 2011, we redeemed 74,927, 50,784 and 48,154 shares of common stock, respectively, pursuant to our share repurchase program. During the year ended December 31, 2013, we redeemed 72% of the redemption requests at an average price per share of common stock of $9.27. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our distribution reinvestment plan and from our operating funds.

On December 21, 2012 our Board of Directors reaffirmed the purchase price of $9.00 per share under our share repurchase program, except in the case of the death of the stockholder, whereby the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the distribution reinvestment program to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2013.

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Principal maturities	$499	$524	$548	$580	$22,109	$-	$24,260

Interest payments	1,204	1,178	1,154	1,123	732	-	5,391
Total	$1,703	$1,702	$1,702	$1,703	$22,841	$-	$29,651

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $1.9 million as of December 31, 2013 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.02% as of December 31, 2013).

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

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$1,370	$9,764	$430
FFO adjustments:
Depreciation and amortization of real estate assets	1,822	558	295
Gain on disposition of unconsolidated affiliated entity	-	(741)	-
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	667	667	596
Bargain purchase gain	(1,263)	(7,857)	-
FFO	2,596	2,391	1,321
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	635	804	509
Gain on sale of unconsolidated real unconsolidated entities, net estate entity	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	(59)	(250)	67
Amortization of above or below market leases and liabilities(2)	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-
Mark-to-market adjustments(3)	-	-	-
Non-recurring gain from extinguishment/sale of debt, derivatives or securities holdings(4)	144	-	-

MFFO	3,316	2,945	1,897
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format(6)	$3,316	$2,945	$1,897

Net income/	$1,370	$9,764	$430
Less: income attributable to noncontrolling interests	(40)	(555)	(28)
Net income applicable to company's common shares	$1,330	$9,209	$402
Net income per common share, basic and diluted	$0.21	$1.84	$0.10

FFO	$2,596	$2,391	$1,321
Less: FFO attributable to noncontrolling interests	(117)	(74)	(42)
FFO attributable to company's common shares	$2,479	$2,317	$1,279
FFO per common share, basic and diluted	$0.40	$0.46	$0.32

MFFO - IPA recommended format	$3,316	$2,945	$1,897
Less: MFFO attributable to noncontrolling interests	(86)	(76)	(65)
MFFO attributable to company's common shares	$3,230	$2,869	$1,832

Weighted average number of common shares outstanding, basic and diluted	6,235	5,016	3,978

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2013

FFO	$5,436
Distributions	$11,693

For the year ended December 31, 2013, we paid distributions of $3.7 million, including $1.9 million of distributions paid in cash and $1.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $2.5 million and cash flow from operations was $2.7 million. See the reconciliation of FFO to net income above.

Information Regarding Dilution

In connection with our Follow-On, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets (2) minus total liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of December 31, 2013, our net tangible book value per share of common stock was $8.77. The offering price of shares of our common stock under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2013 was $10.00.

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

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2013 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 15 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2014 through March 28, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2013, we did not have any derivative agreements outstanding.

As of December 31, 2013, we held marketable equity securities with a fair value of $8.1 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2013, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2013:

(Dollars in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total

Principal maturities	$499	$524	$548	$580	$22,109	$-	$24,260

  The carrying amounts of cash and cash equivalents, restricted escrows, prepaid expenses and other assets, accounts payable and other accrued expenses, the margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2013 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2013		As of December 31, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$24,260	$23,898	$11,157	$11,157

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2013, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2014

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2013	December 31, 2012

Assets
Investment property:
Land and improvements	$8,942	$7,140
Building and improvements	35,567	27,284
Furniture and fixtures	8,706	2,589
Construction in progress	3,542	323
Gross investment property	56,757	37,336
Less accumulated depreciation	(2,670)	(850)
Net investment property	54,087	36,486

Investments in unconsolidated affiliated entities	3,834	5,950
Cash and cash equivalents	26,520	8,152
Marketable securities, available for sale	8,134	8,144
Restricted escrows	2,294	2,799
Notes receivable from affiliates	-	2,340
Prepaid expenses and other assets	957	863
Total Assets	$95,826	$64,734

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,356	$1,017
Margin loan	1,906	2,716
Mortgages payable	24,260	11,157
Due to sponsor	107	113
Distributions payable	1,172	860
Total liabilities	28,801	15,863

Commitments and contingencies (Note 13)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 7,643 and 5,311 shares issued and outstanding in 2013 and 2012, respectively	76	53
Additional paid-in-capital	60,755	41,652
Subscription receivable	(25)	-
Accumulated other comprehensive income	399	229
Accumulated (deficit)/surplus	(1,781)	939
Total Company stockholders' equity	59,424	42,873

Noncontrolling interests	7,601	5,998

Total Stockholders' Equity	67,025	48,871

Total Liabilities and Stockholders' Equity	$95,826	$64,734

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Rental revenue	$13,058	$5,942	$2,978

Expenses:
Property operating expenses	8,464	3,329	1,500
Real estate taxes	648	216	173
General and administrative costs	1,583	1,953	1,579
Depreciation and amortization	1,822	558	295

Total operating expenses	12,517	6,056	3,547

Operating income/(loss)	541	(114)	(569)

Interest and dividend income	856	1,665	1,332

Gain on disposition of unconsolidated affiliated entity	-	741	-

Bargain purchase gain	1,263	7,857	-

Interest expense	(1,035)	(535)	(19)

Other expense, net	(241)	(9)	(27)
(Loss)/income from investments in unconsolidated affiliated entities	(14)	159	(287)

Net income	1,370	9,764	430

Less: net income attributable to noncontrolling interests	(40)	(555)	(28)

Net income applicable to Company's common shares	$1,330	$9,209	$402

Net income per Company's common share, basic and diluted	$0.21	$1.84	$0.10

Weighted average number of common shares outstanding, basic and diluted	6,235	5,016	3,978

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Net income	$1,370	$9,764	$430

Other comprehensive income/(loss):

Unrealized gain/(loss) on available for sale securities	165	2,443	(2,214)

Reclassification adjustment for gains included in net income	5	-	-

Other comprehensive income/(loss)	170	2,443	(2,214)

Comprehensive income/(loss)	1,540	12,207	(1,784)

Less: Comprehensive income attributable to noncontrolling interests	(40)	(555)	(28)

Comprehensive income/(loss) attributable to the Company's common shares	$1,500	$11,652	$(1,812)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Shares		Additional		Accumulated Other		Total	Total
	Common		Paid-In	Subscription	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2010	3,467	35	28,067	(366)	-	(2,817)	3,302	28,221

Net income	-	-	-	-	-	402	28	430
Other comprehensive loss					(2,214)	-	-	(2,214)
								-
Distributions declared	-	-	-	-	-	(2,587)	-	(2,587)
Distributions paid							(39)	(39)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	548	548
Contributions from noncontrolling interests	-	-	-	-	-	-	896	896
Proceeds from offering	960	10	9,561	262	-	-	-	9,833
Selling commissions and dealer manager fees	-	-	(943)	-	-	-	-	(943)
Other offering costs	-	-	(1,611)	-	-	-	-	(1,611)
Redemption and cancellation of shares	(48)	(1)	(433)	-	-	-	-	(434)
Shares issued from distribution reinvestment program	124	1	1,181	-	-	-	-	1,182

BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$4,735	$33,282

Net income	-	-	-	-	-	9,209	555	9,764
Other comprehensive income					2,443	-	-	2,443
Distributions declared	-	-	-	-	-	(3,268)	-	(3,268)
Distributions paid	-	-	-	-	-	-	(306)	(306)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	911	911
Contributions from noncontrolling interests	-	-	-	-	-	-	103	103
Proceeds from offering	706	7	7,041	104	-	-	-	7,152
Selling commissions and dealer manager fees	-	-	(715)	-	-	-	-	(715)
Other offering costs	-	-	(1,495)	-	-	-	-	(1,495)
Redemption and cancellation of shares	(51)	(1)	(457)	-	-	-	-	(458)
Shares issued from distribution reinvestment program	153	2	1,456	-	-	-	-	1,458

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net income	-	-	-	-	-	1,330	40	1,370
Other comprehensive income	-	-	-	-	170	-	-	170
Distributions declared	-	-	-	-	-	(4,050)	-	(4,050)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(175)	(175)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,060	2,060
Proceeds from offering	2,218	22	21,969	(25)	-	-	-	21,966
Selling commissions and dealer manager fees	-	-	(2,023)	-	-	-	-	(2,023)
Other offering costs	-	-	(1,937)	-	-	-	-	(1,937)
Redemption and cancellation of shares	(75)	(1)	(695)	-	-	-	-	(696)
Shares issued from distribution reinvestment program	189	2	1,789	-	-	-	-	1,791
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-	(322)	(322)

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,370	$9,764	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,822	558	295
Amortization of deferred financing costs	83	65	-
Gain on disposition of investment in unconsolidated affiliated entity	-	(741)	-
Bargain purchase gain	(1,263)	(7,857)	-
Loss/(income) from investments in unconsolidated affiliated entities	14	(159)	287

Other non-cash adjustments	145	-	-
Changes in assets and liabilities:			.
Decrease in restricted escrows	157	136	474
Decrease/(increase) in prepaid expenses and other assets	24	(429)	(86)
Increase in accounts payable and other accrued expenses	400	330	15
(Decrease)/increase in due to sponsor	(6)	39	(10)

Net cash provided by operating activities	2,746	1,706	1,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(18,158)	(9,808)	(12,564)
Purchase of marketable securities, net of margin loan	-	-	(4,575)
Purchase of investments in unconsolidated affiliated entities	-	-	(3,993)
Proceeds from sale of marektable securities	190	-	-
Purchase of restricted escrow	-	(835)	-
Proceeds from disposition of investment in unconsolidated affiliated entity	-	560	-
Collections on note receivable from affiliate	2,340	60	-
Release/(funding) of restricted escrows	348	(1,807)	-
Distributions from unconsolidated affiliated entities	2,103	289	-
Collections on mortgage loan receivable	-	-	60

Net cash used in investing activities	(13,177)	(11,541)	(21,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	24,420	11,273	-
Payment on mortgages payable	(11,317)	(116)	-
Payment of loan fees and expenses	(359)	(242)	(30)
Payment on margin loans	(810)	(624)	-
Proceeds from issuance of common stock	21,966	7,152	9,833
Payment of commissions and offering costs	(4,021)	(2,242)	(2,391)
Redemption and cancellation of common shares	(696)	(458)	(434)
Notes receivable from affiliates	(322)	-	-
Contribution of noncontrolling interests	2,060	103	896
Distributions to noncontrolling interests	(175)	(306)	(39)
Distributions to common stockholders	(1,947)	(1,667)	(1,231)

Net cash provided by financing activities	28,799	12,873	6,604

Net change in cash and cash equivalents	18,368	3,038	(13,063)
Cash and cash equivalents, beginning of year	8,152	5,114	18,177

Cash and cash equivalents, end of year	$26,520	$8,152	$5,114

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) is a Maryland corporation formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial and residential real estate properties, as well as other real estate-related investments, located principally in North America.

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 10,600 multifamily units, 1.3 million square feet of office space, 2.2 million square feet of industrial space, 17 hotels and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states, the District of Columbia and Puerto Rico.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 400 staff and professionals.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor. Our Advisor, together with our Board of Directors, is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he controls both the general partner and associate general partner of our Operating Partnership and is the decision-maker of our Operating Partnership.

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

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 11,000 multifamily units.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of December 31, 2013, we had received aggregate gross proceeds of approximately $22.8 million from the sale of approximately 2.3 million shares of our common stock in our Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the Primary Offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

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

As of December 31, 2013, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2013, cumulative gross offering proceeds of $72.6 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of December 31, 2013 in the Operating Partnership’s common units.

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

From our inception through December 31, 2013, our Sponsor contributed cash of approximately $1.6 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”) in exchange for 64.0 Subordinated Profits Interests with an aggregate value of $6.4 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 12 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2013, the Company had a 99.9% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information:	Year Ended December 31,
	2013	2012	2011

Cash paid for interest	$939	$413	$-
Distributions declared	$4,050	$3,268	$2,587
Marketable securities purchased with margin loan, net	$-	$-	$3,340
Noncash commissions and other offering costs in accounts payable and other accrued expenses	$193	$254	$286
Subscription receivable	$25	$(104)	$(262)
Value of shares issued from distribution reinvestment program	$1,791	$1,458	$1,182
Issuance of units in exchange for investment in unconsolidated affiliated entities	$-	$911	$548
Restricted escrow deposits and related liability initially established related to acquisition of mortgage loan receivable	$-	$-	$205
Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$-	$2,400	$-
Satisfaction of promissory note	$-	$7,029	$-

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2013 and 2012, the Company did not recognize any impairment charges.

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2013 and 2012.

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

The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, prepaid expenses and other assets, accounts payable and other accrued expenses, the margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2013 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2013		As of December 31, 2012
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$24,260	$23,898	$11,157	$11,157

Selling Commission, Dealer Manager Fees and Organization and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. Through December 31, 2013, the Company has incurred approximately $7.3 million in selling commissions and dealer manager fees and $7.9 million of other offering costs. From the commencement of the offering through December 31, 2013, the Company has recorded approximately $15.2 million of these costs against APIC.

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

Stock-Based Compensation

The Company has an Employee and Director Incentive Restricted Share Plan. Awards, if any, will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The tax benefits associated with these share-based payments will be classified as financing activities in the consolidated statement of cash flows. The Company has not granted any stock-based incentive awards.

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

New Accounting Pronouncements

The Company has determined that no new accounting pronouncement issued or effective during the period had or is expected to have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Acquisitions

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

We established a separate taxable REIT subsidiary, or TRS for both the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock, respectively, which have each entered into operating lease agreements for each respective hotel. At closing, each TRS entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, each TRS entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock Hotel will both continue to operate as a “TownePlace Suites by Marriott,” which commenced on June 18, 2013.

The acquisition of the Arkansas Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Arkansas Hotel Portfolio has been allocated to the assets acquired based upon their estimated fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $2.0 million was allocated to land and improvements, $8.0 million was allocated to building and improvements, and $1.9 million was allocated to furniture and fixtures and other assets.

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

SpringHill Suites - Peabody

On July 13, 2012, the Company entered into an Assignment and Assumption of Purchase and Sale Agreement (the “Assignment”) with Lightstone Acquisitions V LLC (the “Assignor”), an affiliate of the Company’s Sponsor.  Under the terms of the Assignment, the Company was assigned the rights and assumed the obligations of the Assignor with respects to certain Purchase and Sale Agreement (the “Purchase Agreement”), dated March 12, 2012, made between the Assignor as the Purchaser and Springhill Peabody HH LLC as the Seller, as amended, whereby the Assignor contracted to purchase a six story, 164-suite, limited services hotel located in Peabody, Massachusetts which operates as a SpringHill Suites by Marriott (the “SpringHill Suites - Peabody”) which was constructed and commenced operations in July 2002.

On July 13, 2012, the Company completed the acquisition of the SpringHill Suites - Peabody from the Seller, an unrelated third party.  In connection with the acquisition, the Company assumed the existing Management Agreement with Marriott and simultaneously gave the requisite 30-day notice for early termination, which required the payment of a termination fee (the “Termination Fee”) of approximately $1.2 million to Marriott. Contemporaneously, the Company entered into a 20-year franchise agreement (the “Franchise Agreement”) with Marriott, pursuant to which the SpringHill Suites - Peabody continued to operate as a SpringHill Suites by Marriott commencing on August 11, 2012. The Company has established a TRS, which has entered into an operating lease agreement for the SpringHill Suites - Peabody.  The TRS has also entered into a new management agreement (the “SSH Peabody Management Agreement”) with an unrelated third party for the management of the SpringHill Suites - Peabody which commenced on August 11, 2012.

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

The aggregate cost for the SpringHill Suites - Peabody was approximately $10.1 million, including the Termination Fee and approximately $0.8 million for a furniture, fixtures and equipment reserve (the “FFE Reserve”) held in escrow by Marriott.  In connection with the acquisition, the Company’s incurred closing and other transaction costs of approximately $0.2 million, including an acquisition fee equal to 0.95% of the contractual purchase price less the Termination Fee, or approximately $85, paid to the Company’s advisor.  The acquisition was funded in part with cash and proceeds from a $5.3 million mortgage obtained by the Company from the Bank of the Ozarks. The FFE Reserve was subsequently released from escrow by Marriott in October 2012 as a result of the termination of the existing Management Agreement.

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

The capitalization rate for the SpringHill Suites - Peabody as of the closing of the acquisition was 10.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Restructuring of Mortgage Loan Secured by a Limited Service Hotel Located in East Rutherford, New Jersey (the “Fairfield Inn – East Rutherford”) and Simultaneous Acquisition of the Hotel.

On December 31, 2012, the Company, and LVP East Rutherford, LLC (“LVP East Rutherford”), a newly formed majority-owned subsidiary, entered into a Restructuring Agreement (the “Restructuring Agreement”) with a syndicate of unrelated third-party investors, including Moody National FFI Meadowlands Rollup LLC (collectively, the “Borrowers”) and Moody National FFI Meadowlands MT, LLC (together with the Borrowers, the “Borrower Parties”). The Borrowers were the owners of the Fairfield Inn – East Rutherford, which operates as a Fairfield Inn under a franchise agreement with Marriott International Inc. (“Marriott”) and is managed by an unrelated third party under a management agreement with an initial term that expires in August 2017.

Previously, on June 29, 2010, the Company purchased a fixed-rate, nonrecourse mortgage note (the “Loan”) with an original principal balance of $18.7 million for $7.9 million from an unrelated third-party financial institution. The Loan, which was secured by the Fairfield Inn – East Rutherford, had been in default since February 2009 and the carrying value of the Company’s investment in the Loan was approximately $7.0 million as of December 30, 2012. Additionally, during the year ended December 31, 2011, the Company applied $0.1 million of excess cash received to outstanding principal. During the years ended December 31, 2012 and 2011 the Company recognized approximately $0.8 million and $1.0 of interest income, respectively.

Under the terms of the Restructuring Agreement, the Borrowers contributed the Fairfield Inn – East Rutherford to LVP East Rutherford and the Borrower Parties and the Company received 17.4% and 82.6%, respectively, of the outstanding common units in LVP East Rutherford. Additionally, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $6.3 million to LVP East Rutherford which is secured by the Fairfield Inn – East Rutherford. The Promissory Note has an initial maturity date of January 6, 2021, bears interest at 9.00%, and requires monthly principal and interest payments pursuant to a 30-year amortization schedule through its stated maturity. LVP East Rutherford also has an option to further extend the maturity of the Promissory Note for two additional one-year periods. Upon consummation of the transactions provided for in the Restructuring Agreement, all existing obligations under the Loan were satisfied in full.

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

The Fairfield Inn – East Rutherford, which opened in 1997 and was renovated in 2007, has 141 rooms, including 39 king guestrooms, 89 double/double guestrooms, nine double rooms, and four suites. Located at 850 Paterson Plank Road in East Rutherford, NJ, the Fairfield Inn – East Rutherford is in immediate proximity to Teterboro Airport and Meadowlands Sports Complex, seven miles west of New York City and 15 miles from Newark International Airport.

The Company has established a TRS, which has entered into an operating lease agreement for the Fairfield Inn – East Rutherford and a relicensing franchise agreement (the “Franchise Agreement”) with Marriott for the Fairfield Inn – East Rutherford which runs through 2025.

The aggregate cost for the Fairfield Inn – East Rutherford was approximately $7.4 million. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $11.7 million exceeded the aggregate cost of $7.4 million, resulting in the recognition of a bargain purchase gain of approximately $4.3 million in the consolidated statements of operations during the year ended December 31, 2012. There was no contingent consideration related to this acquisition.

Approximately $2.5 million was allocated to land, $8.4 million was allocated to building and improvements and $0.8 million was allocated to furniture and fixtures.

The capitalization rate for the Fairfield Inn – East Rutherford as of the closing of the acquisition was 8.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the projected or budgeted net operating income of the property based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

TownePlace Suites - Metairie

On January 19, 2011, the Company, through LVP Metairie JV, LLC (“LVP Metairie JV”), a joint venture, completed the acquisition of a 95% ownership interest in a four-story, limited service extended-stay hotel located in Harahan, Louisiana (“TownePlace Suites - Metairie”) from Citrus Suites, LLC (the “Seller”). The remaining 5% ownership interest was acquired by TPS Metairie, LLC, an unrelated third party.  During the three months ended March 31, 2011, TPS Metairie LLC contributed $0.7 million to LVP Metairie JV. The TownePlace Suites - Metairie, which has immediate access to the New Orleans Airport, will operate as a “TownePlace Suites” pursuant to a Relicensing Franchise Agreement (“Franchise Agreement”) with Marriott International, Inc. (“Marriott”). The Seller was not affiliated with the Company or its subsidiaries.

The aggregate purchase price for the TownePlace Suites - Metairie was approximately $12.2 million, inclusive of closing and other transaction-related costs. Additionally, in connection with the acquisition, the Company’s advisor received an acquisition fee of $0.1 million which was equal to 0.95% of the Company’s proportionate share of the total contract price of $12.0 million, or $11.4 million. The acquisition was funded with cash proceeds from the sale of the Company’s common stock.

We established a TRS which has entered into an operating lease agreement for the TownePlace Suites - Metairie. The TRS has also entered into a management agreement (the “TownePlace Suites Management Agreement”) with an unrelated third party for the management of the TownePlace Suites - Metairie, and the Franchise Agreement with Marriott.

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

The Company’s interest in LVP Metairie JV is a managing interest. Generally, quarterly distributions have been made, beginning on May 10, 2011, (i) initially, to the Company and TPS Metairie, LLC on a pro rata basis in proportion to each member’s equity interest percentage until an annualized preferred return of 12% is achieved on their invested capital and (ii) thereafter, 85% to the Company and TPS Metairie, LLC pro rata in accordance with their respective ownership interest and 15% to the Sherman Family Trust, a third party related to TPS Metairie, LLC but not related to the Company. Beginning on January 19, 2011, the Company has consolidated the operating results and financial condition of TownePlace Suites and accounted for the ownership interest of TPS Metairie, LLC and any allocations of earnings and distributions to the Sherman Family Trust as noncontrolling interests.

During the year ended December 31, 2013, LVP Metairie JV made total distributions of approximately $3,319 ($3,144 and $306 to the Company and TPS Metairie, LLC, respectively). The 2013 distributions consisted of approximately $600 ($561 and $39 to the Company and TPS Metairie LLC, respectively) of annualized preferred returns and approximately $2,719 ($2,583 and $136 to the Company and LVP Metairie LLC, respectively) of return of invested capital. During the year ended December 31, 2012, LVP Metairie JV made total distributions of approximately $6,120 ($5,814 and $306 to the Company and TPS Metairie, LLC, respectively). The 2012 distributions consisted of approximately $1,575 ($1,497 and $78 to the Company and TPS Metairie LLC, respectively) of annualized preferred returns and approximately $4,545 ($4,317 and $228 to the Company and LVP Metairie LLC, respectively) of return of invested capital. The 2012 distributions include the net proceeds from a $6.0 million mortgage loan obtained on March 14, 2012 (see Note 6). During the year ended December 31, 2011, LVP Metairie JV made total distributions of approximately $784 ($745 and $39 to the Company and TPS Metairie, LLC, respectively), all of which related to the annualized preferred return.

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the TownePlace Suites - Metairie, the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2013	2012	2011
Rental revenue	$13,058	$5,942	$2,978
Net income(1)(2)	$1,084	$8,005	$536

Note:

(1)	Includes the $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites - Peabody and the Fairfield Inn – East Rutherford.
(2)	Includes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the TownePlace Suites - Metairie, the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2013	2012	2011
Pro forma rental revenue	$14,699	$15,254	$13,957
Pro forma net income/(loss) per Company's common share (3)(4)	$295	$115	$(1,123)
Pro forma net income/(loss) per Company's common share, basic and diluted(3)(4)	$0.05	$0.05	$(0.28)

Note:

(3)	Excludes $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites - Peabody and the Fairfield Inn – East Rutherford.
(4)	Excludes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2013	December 31, 2012
Brownmill LLC ("Brownmill")	Various	48.58%	$3,834	$4,076
LVP Rego Park, LLC ("Rego Park Joint Venture")	April 12, 2011	10.00%	-	1,874
Total investments in unconsolidated affiliated entities			$3,834	$5,950

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

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2013, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the years ended December 31, 2013 and 2012, Brownmill made distributions of $150 and $300, respectively, to its members, of which the Company’s share was $73 and $135, respectively. Brownmill did not make distributions during the years ended December 31, 2011.

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

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenue	$3,551	$3,682	$3,821

Property operating expenses	1,377	1,361	1,723
Depreciation and amortization	840	862	824

Operating income	1,334	1,459	1,274

Interest expense and other, net	(1,151)	(1,179)	(1,178)

Net income	$183	$280	$96

Company's share of net income	$89	$122	$23

Additional depreciation and amortization expense (1)	(259)	(283)	(243)

Company's loss from investment	$(170)	$(161)	$(220)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the unaudited condensed balance sheet for Brownmill:

	As of	As of
	December 31, 2013	December 31, 2012

Real estate, at cost (net)	$16,039	$16,760
Cash and restricted cash	1,530	947
Other assets	1,363	1,602
Total assets	$18,932	$19,309

Mortgage payable	$20,700	$21,159
Other liabilities	588	540
Members' deficiency	(2,356)	(2,390)
Total liabilities and members' deficiency	$18,932	$19,309

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

On February 20, 2012, the Company completed the disposition of its 20.0% joint venture ownership interest in the CP Boston Joint Venture with an effective date of January, 1, 2012, to subsidiaries of Lightstone REIT I, which now owns 100.0% of the CP Boston Joint Venture. Under the terms of the agreement, the Company received approximately $3.0 million in total consideration, consisting of approximately $0.6 million of cash and a $2.4 million unsecured 10.0% interest-bearing demand note (the “Lightstone REIT I Note”) from the operating partnership of Lightstone REIT I. The Company received a principal paydown of $60 during the year ended December 31, 2012 and the remaining outstanding balance of the Lightstone REIT I Note of $2,340 was repaid in full in June 2013. During the years ended December 31, 2013 and 2012, the Company recognized $105 and $240 of interest income on the Lightstone REIT I Note, respectively.

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

CP Boston Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the CP Boston Joint Venture for the period indicated:

For the Period March 21, 2011 through December 31, 2011
Revenue	$10,919

Property operating expenses	10,684
Franchise cancellation expense	1,235
Depreciation and amortization	288
Operating loss	(1,288)
Other income	17

Net loss	$(1,271)

Company's share of net loss	$(254)

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

The Second Mortgage Loan was originated by the Seller in May 2008 with an original principal balance of $19.5 million, was due May 31, 2013 and was collateralized by a 417 unit apartment complex located in Queens, New York. The Second Mortgage Loan bore interest at a fixed rate of 5.0% per annum with monthly interest only payments of approximately $0.1 million through maturity. The Rego Park Joint Venture accreted the discount using the effective interest rate method through maturity. On June 27, 2013 all amounts due to the Rego Park Joint Venture related to the Second Mortgage Loan were repaid in full.

During the year ended December 31, 2013, the Rego Park Joint Venture made aggregate distributions of approximately $21.0 million to its members, of which the Company’s share was approximately $2.1 million. These distributions included the final distribution of the Rego Park Joint Venture assets and as of December 31, 2013 the Company no longer had any investment in the Rego Park Joint Venture.

Rego Park Joint Venture Financial Information

The following table represents the unaudited condensed income statement for the Rego Park Joint Venture for the period indicated:

	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period April 12, 2011 through December 31, 2011

Operating expenses	$3	$5	$202
Operating loss	(3)	(5)	(202)
Interest income	1,725	3,203	2,068
Net income	$1,722	$3,198	$1,866
Company's share of net income before adjustment	$172	$320	$187
Basis adjustment on mortgage loan	(16)	-	-
Company's share of net income	$156	$320	$187

The following table represents the unaudited condensed balance sheet for Rego Park Joint Venture:

As of
December 31, 2012

Cash and restricted cash	$91
Mortgage note receivable, net	18,443
Other assets	45
Total assets	$18,579

Members' capital	$18,579
Total liabilities and members' capital	$18,579

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,735	$399	$	$8,134

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,915	$229	$-	$8,144

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at libor plus 0.85% (1.02% at December 31, 2013) and interest expense on the margin loan was $24 and $34 for the years ended December 31, 2013 and 2012, respectively.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2013 and 2012, the Company did not recognize any impairment charges.

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

As of December 31, 2013 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Mortgages Payable

Mortgages payable consisted of the following:

					Loan Amount Outstanding
Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2013	Maturity Date	Amount Due at Maturity	As of December 31, 2013	As of December 31, 2012

TownePlace Suites Mortgage, secured by TownePlace Suites - Metairie	Libor plus 3.75%, subject to 6.00% floor				$-	$5,923

SpringHill Suites Hotel Mortgage, secured by SpringHill Suites - Peabody	Libor plus 3.75%, subject to 5.75% floor				-	5,234

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	24,260	-
		4.94%			$24,260	$11,157

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

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$499	$524	$548	$580	$22,109	$-	$24,260

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.3 million was held in restricted escrow accounts as of December 31, 2013. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

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

	For the Years Ended December 31,
	2013	2012	2011

Selling commissions and dealer manager fees	$2,023	$715	$943
Other offering costs	$1,937	$1,495	$1,611

Since commencement of its Offering through December 31, 2013, the Company has incurred approximately $7.3 million in selling commissions and dealer manager fees and $7.9 million of other offering costs.

8. Subscription Receivable

The subscription receivable relates to shares issued to the Company’s shareholders for which the proceeds have not yet been received by the Company solely due to a fact of timing of transfers from the escrow agent holding the funds.

9. Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows, accounts receivable (included in other assets in the consolidated balance sheet), note receivable from affiliate, accounts payable and accrued expenses and the margin loan approximate their fair values as of December 31, 2013 because of the short maturity of these instruments.

10. Stockholder’s Equity

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

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate

Total distributions declared during the years ended December 31, 2013, 2012 and 2011 were $4.1 million, $3.3 million and $2.6 million, respectively.

On March 28, 2014, the our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2014 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2014.

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

11. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in LVP Metairie JV, LVP East Rutherford, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC which are not owned by the Company. The units include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2013 and 2012 include (i) the 2,000 limited partner units held by the Advisor and (ii) 64 and 50 Subordinated Profits Interests units held by Lightstone SLP II LLC as of December 31, 2013 and 2012, respectively.

Share Description

See Notes 1 and 3 for discussion of rights related to LVP Metairie JV, LVP East Rutherford, LVP TPS Little Rock Holdings LLC, LVP TPS Fayetteville Holdings LLC and Subordinated Profits Interests, respectively. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2013, 2012 and 2011, the Company paid distributions to noncontrolling interests in LVP Metairie JV of $175, $306 and $39, respectively.

12. Related Party Transactions

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
Selling Commission

The Dealer Manager will be paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Selling commissions are expected to be approximately $21.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering. From our inception through December 31, 2013, approximately $4.9 million of selling commissions have been incurred.

Dealer Management Fee

The Dealer Manager will be paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. The estimated dealer management fee is expected to be approximately $9.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering. From our inception through December 31, 2013, approximately $2.4 million of dealer management fees have been incurred.

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

In addition to certain related party payments made to the Dealer Manager (see Note 7), the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods:

	For the Years Ended December 31,
	2013	2012	2011
Acquisition fees	$102	$85	$141
Asset management fees	114	346	268
Development fees	78	-	-
Total	$294	$431	$409

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.4 million were waived by the Advisor during the year ended December 31, 2013.

As of December 31, 2013, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 4.

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2013, 2012 and 2011, the Company has paid approximately $106, $32 and $0 in fees to this title insurance agent, respectively.

13. Commitments and Contingencies

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

As of the date hereof, the Company is not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

14. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2013 and 2012:

	2013
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$13,058	$3,335	$4,092	$3,308	$2,323

Operating income/(loss)	$541	$26	$490	$314	$(289)

Net income /(loss) (a)	$1,370	$(238)	$202	$1,535	$(129)

Less (income)/loss attributable to noncontrolling interests	(40)	16	(1)	(66)	11

Net income/(loss) applicable to Company's common shares	$1,330	$(222)	$201	$1,469	$(118)

Net income/(loss) per common share, basic and diluted	$0.21	$(0.03)	$0.03	$0.25	$(0.02)

(a)	Net income for the year ended December 31, 2013 includes a bargain purchase gain of $1.2 million in the 2nd quarter of 2013 in connection with the purchase of the Arkansas Hotel Portfolio. (See Note 3)

	2012
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$5,942	$1,917	$2,116	$952	$957

Operating (loss)/income	$(114)	$(308)	$216	$(96)	$74

Net income (b)	$9,764	$4,627	$3,828	$248	$1,061

Less income attributable to noncontrolling interests	(555)	(512)	(13)	(13)	(17)

Net income applicable to Company's common shares	$9,209	$4,115	$3,815	$235	$1,044

Net income/(loss) per common share, basic and diluted	$1.84	$0.78	$0.74	$0.05	$0.22

(b)	Net income for the year ended December 31, 2012 includes a bargain purchase gain of $7.8 million which includes a bargain purchase gain recorded in the 4th quarter of 2012 of $4.3 million in connection with the purchase of the Fairfield Inn – East Rutherford and a bargain purchase gain recorded in the 3rd quarter of 2012 of $3.5 million in connection with the purchase of the SpringHill Suites - Peabody. (See Note 3)

15. Subsequent Events

Distribution Declaration

On March 28, 2014, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2014, in the amount of $0.00178082191 per share per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2014 to shareholders of record as of March 31, 2014. The shareholders have an option to elect the receipt of shares under our DRIP.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2013

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

TownePlace Suites Hotel Harahan, LA	$9,438	$1,800	$10,484	$1,860	$1,800	$12,344	$14,144	$(1,063)	1/19/2011	(D)

SpringHill Suites Hotel Peabody, MA	8,097	2,126	10,624	2,473	2,160	13,063	15,223	(994)	7/13/2012	(D)

Fairfield Inn East Rutherford, NJ	-	2,945	8,743	3,710	2,945	12,453	15,398	(356)	12/31/2012	(D)

TownePlace Suites Hotel Johnson, AR	2,980	990	4,710	-	990	4,710	5,700	(126)	6/18/2013	(D)

TownePlace Suites Hotel Little Rock, AR	3,745	1,037	5,220	35	1,047	5,245	6,292	(131)	6/18/2013	(D)

Total	$24,260	$8,898	$39,781	$8,078	$8,942	$47,815	$56,757	$(2,670)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including (i) bargain purchase gains recorded in connection with the acquisition and (ii) amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2013	2012	2011

Balance at beginning of year	$37,336	$12,514	$-
Acquisitions, at cost	10,694	16,581	12,284
Acquisitions, bargain purchase gain	1,263	7,857	-
Improvements	7,464	384	230

Balance at end of year	$56,757	$37,336	$12,514

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2013	2012	2011

Balance at beginning of year	$850	$293	$-
Depreciation expense	1,820	557	293

Balance at end of year	$2,670	$850	$293

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

(E) Amounts included in buildings and improvements include furniture and fixtures and construction in progress.

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2013, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework 1992. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2014 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	53	Chief Executive Officer and Chairman of the Board of Directors	2014	2008
Edwin J. Glickman	81	Director	2014	2008
George R. Whittemore	64	Director	2014	2008
Shawn R. Tominus	54	Director	2014	2008
Bruno de Vinck	68	Secretary and Director	2014	2008

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

GEORGE R. WHITTEMORE is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I. Mr. Whittemore also presently serves as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, both publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

SHAWN R. TOMINUS is one of our independent directors. Since July 2006 to the present, Mr. Tominus has served as a member of the board of directors of Lightstone I. Mr. Tominus is the founder and President of Metro Management, a real estate investment and management company founded in 1994 which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties. He also serves as a member of the audit committee of Prime Group Realty Trust, a publicly traded REIT located in Chicago. Mr. Tominus has over 25 years experience in real estate and serves as a national consultant focusing primarily on market and feasibility analysis. Prior to his time at Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus has been selected to serve as an independent director because of his extensive experience, and networking relationships, in the real estate industry, along with his experience in acquisitions, construction and redevelopment of real estate.

BRUNO DE VINCK is our Senior Vice President, secretary and a director. Mr. de Vinck was a Senior Vice President with The Lightstone Group through March 2013 and had been employed by the Lightstone Group since April 1994. From 2004 to the present, Mr. de Vinck also has served as Chief Operating Officer, Senior Vice President, Secretary and a member of the board of directors of Lightstone I and Lightstone Value Plus REIT LLC, its advisor. Mr. de Vinck is also a director of the privately held Park Avenue Bank Corp, and he was a director of the privately held Park Avenue Bank that was taken over by the FDIC in March 2010. He was also a director of Prime Group Realty Trust, a publicly registered REIT, from 2005 through 2011. Mr. de Vinck was previously General Manager of JN Management Co. from November 1992 to January 1994, AKS Management Co., Inc. from September 1988 to July 1992 and Heritage Management Co., Inc. from May 1986 to September 1988. In addition, Mr. de Vinck worked as Senior Property Manager at Hekemien & Co. from May 1975 to May 1986, as a Property Manager at Charles H. Greenthal & Co. from July 1972 to June 1975 and in sales and residential development for McDonald & Phillips Real Estate Brokers from May 1970 to June 1972. From July 1982 to July 1984 Mr. de Vinck was the founding President of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility and, from July 1984 until October 2004, was Chairman of its board of directors. Mr. de Vinck studied Architecture at Pratt Institute and then worked for the Bechtel Corporation from February 1966 to May 1970. Mr. de Vinck was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. de Vinck is no longer affiliated with Extended Stay. Mr. de Vinck has been selected to serve as a director because of his extensive experience in the real estate industry.

Executive Officers:

The following table presents certain information as of March 15, 2014 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	53	Chief Executive Officer and Chairman of the Board of Directors

Bruno de Vinck	68	Secretary

Mitchell Hochberg	60	President and Chief Operating Officer

Joseph Teichman	40	General Counsel

Donna Brandin	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer and also serves as President of Lightstone I. Mr. Hochberg also serves as the President of our sponsor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2013.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2013, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2014 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II

David Lichtenstein (1)	20,000	0.23%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Shawn Tominus	-	-
Bruno de Vinck	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (9 persons)	20,000	0.23%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, our Sponsor, which is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Lightstone SLP II LLC, which is controlled and wholly owned by our Sponsor, will receive subordinated profits interests of our Operating Partnership in exchange for $30,000,000, assuming 30,000,000 shares are sold pursuant to the Follow-On Offering, which we will use to pay all selling commissions, dealer manager fees and a portion of organization and other offering expenses.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and Property Managers are indirectly owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is majority owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and Property Manager to pay certain fees, as described below, in exchange for services performed by these and other affiliated entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

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

We have not incurred any fees to the Property Managers for the years ended December 31, 2013, 2012 and 2011.

Dealer Manager

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds, or approximately $21.0 million if the maximum offering of 30.0 million shares of common stock are sold under our Follow-On Offering, before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds, or approximately $9.0 million, if the maximum offering is sold, before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2013, 2012 and 2011 were $2.0 million, $0.7 million and $0.9 million, respectively.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $11.3 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2013, 2012 and 2011 were $0.3 million, $0.4 million and $0.4 million, respectively.

Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.4 million were waived by the Advisor during the year ended December 31, 2013.

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

From our inception through December 31, 2013, our Sponsor elected to contribute cash of approximately $1.6 million and elected to contribute equity interests totaling 48.6% in Brownmill in exchange for 64 Subordinated Profits Interests with an aggregate value of $6.4 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firms:

	Year ended December 31, 2013	Year ended December 31, 2012
Audit Fees (a)	278,575	229,675
Audit-Related Fees (b)	-	203,500
Tax Fees (c)	95,000	22,143

Total Fees	$373,575	$455,318

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2013.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” (Codification of Statements of Auditing Standards, August 2, 2007 AU 380), as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company intends to acquire residential and commercial properties. The Company’s acquisitions may include both portfolios and individual properties. The Company expects that its commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging (primarily limited service hotels), industrial and office properties.

The following is descriptive of the Company’s investment objectives and policies:

•	Reflecting a flexible operating style, the Company’s portfolio is likely to be diverse and include properties of different types (such as retail, lodging, office, industrial and residential properties); both passive and active investments; and joint venture transactions. The portfolio is likely to be determined largely by the purchase opportunities that the market offers, whether on an upward or downward trend. This is in contrast to those funds that are more likely to hold investments of a single type, usually as outlined in their charters.

•	The Company may invest in properties that are not sold through conventional marketing and auction processes. The Company’s investments may be at a dollar cost level lower than levels that attract those funds that hold investments of a single type.

•	The Company may be more likely to make investments that are in need of rehabilitation, redirection, remarketing and/or additional capital investment.

•	The Company may place major emphasis on a bargain element in its purchases, and often on the individual circumstances and motivations of the sellers. The Company will search for bargains that become available due to circumstances that occur when real estate cannot support the mortgages securing the property.

•	The Company intends to pursue returns in excess of the returns targeted by real estate investors who target a single type of property investment.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2013

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(12)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(10)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(10)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(7)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(7)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.4(6)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5(9)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(10)	Opinion of Venable LLP.
8.1(10)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (8)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(7)	Form of Employee and Director Incentive Restricted Share Plan.
10.5(3)	Hotel Management Agreement dated January 19, 2011 between LVP Metairie Holding Corp and Trans Inn Management, Inc.
10.6(11)	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
10.7(4)	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
10.8(4)	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP
10.9(4)	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
10.10(4)	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP
10.11(3)	Limited Liability Company Agreement of LVP Metairie JV, LLC dated January 14, 2011 adopted and entered into by Lightstone Value Plus REIT II, LP, TPS Metairie, LLC and Sherman Family Trust.
10.12(3)	Limited Liability Company Agreement of LVP CP Boston Holdings, LLC dated March 21, 2011 adopted and entered into by Lightstone Value Plus REIT LP and Lightstone Value Plus REIT II LP.
10.13(3)	Limited Liability Company Agreement of LVP Metairie, LLC dated January 13, 2011 by and between LVP Metairie JV, LLC and Gail Grossman.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	As filed herewith

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2012.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 4, 2011.

(3)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on April 21, 2011.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on February 11, 2011.

(5)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 27, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(7)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(8)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(9)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(10)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 16, 2010.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 31, 2014	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2014
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 31, 2014
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Bruno de Vinck	Director	March 31, 2014
Bruno de Vinck

/s/ Shawn R. Tominus	Director	March 31, 2014
Shawn R. Tominus

/s/ Edwin J. Glickman	Director	March 31, 2014
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2014
George R. Whittemore

