Form 10-Q
period 2014-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2014-05-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐  No ☑

As of May 8, 2014, there were approximately 9.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investment property:
Land and improvements	$8,974	$8,942
Building and improvements	39,154	35,567
Furniture and fixtures	10,165	8,706
Construction in progress	97	3,542
Gross investment property	58,390	56,757
Less accumulated depreciation	(3,234)	(2,670)
Net investment property	55,156	54,087

Investments in unconsolidated affiliated entity	3,798	3,834
Cash and cash equivalents	22,076	26,520
Marketable securities, available for sale	18,348	8,134
Restricted escrows and deposits	6,096	2,294
Due from sponsor	6	-
Prepaid expenses and other assets	1,333	957
Total Assets	$106,813	$95,826

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$1,848	$1,356
Margin loan	1,750	1,906
Mortgages payable	24,134	24,260
Due to sponsor	-	107
Distributions payable	1,323	1,172
Total liabilities	29,055	28,801

Commitments and contingencies (Note 9)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 8,935 and 7,643 shares issued and outstanding in 2014 and 2013, respectively	89	76
Additional paid-in-capital	72,034	60,755
Subscription receivable	(103)	(25)
Accumulated other comprehensive income	419	399
Accumulated deficit	(3,076)	(1,781)
Total Company stockholders' equity	69,363	59,424

Noncontrolling interests	8,395	7,601

Total Stockholders' Equity	77,758	67,025

Total Liabilities and Stockholders' Equity	$106,813	$95,826

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Rental revenue	$3,268	$2,323

Expenses:
Property operating expenses	2,296	1,645
Real estate taxes	86	152
General and administrative costs	471	439
Depreciation and amortization	564	376

Total operating expenses	3,417	2,612

Operating loss	(149)	(289)

Interest and dividend income	444	326
Interest expense	(321)	(193)
Other income/(expense), net	95	(27)
(Loss)/income from investments in unconsolidated affiliated entities	(36)	54

Net income /(loss)	33	(129)

Less: net (income)/loss attributable to noncontrolling interests	(5)	11

Net income/(loss) applicable to Company's common shares	$28	$(118)

Net income/(loss) per Company's common share, basic and diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,258	5,464

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income/(loss)	$33	$(129)

Other comprehensive income:
Unrealized gain on available for sale securities	20	149

Comprehensive income	53	20

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(5)	11

Comprehensive income attributable to the Company's common shares	$48	$31

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares		Additional		Accumulated Other		Total
	Common		Paid-In	Subscription	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Income	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

Net income	-	-	-	-	-	28	5	33
Other comprehensive income	-	-	-	-	20	-	-	20
Distributions declared	-	-	-	-	-	(1,323)	-	(1,323)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(11)	(11)
Contributions from noncontrolling interests	-	-	-	-	-	-	800	800
Proceeds from offering	1,264	13	12,560	(78)	-	-	-	12,495
Selling commissions and dealer manager fees	-	-	(1,197)	-	-	-	-	(1,197)
Other offering costs	-	-	(355)	-	-	-	-	(355)
Redemption and cancellation of shares	(33)	(1)	(305)	-	-	-	-	(306)
Shares issued from distribution reinvestment program	61	1	576	-	-	-	-	577

BALANCE, March 31, 2014	8,935	$89	$72,034	$(103)	$419	$(3,076)	$8,395	$77,758

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$33	$(129)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	564	376
Amortization of deferred financing costs	18	23
Gain on sale of marketable securities	(112)	(10)
Loss/(income) from investments in unconsolidated affiliated entities	36	(54)
Changes in assets and liabilities:
Decrease in restricted escrows	-	157
Increase in prepaid expenses and other assets	(395)	(172)
Increase in accounts payable and other accrued expenses	219	338
(Decrease)/increase in due to sponsor	(113)	76

Net cash provided by operating activities	250	605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,366)	(1,047)
Purchase of marketable securities	(19,774)	-
Proceeds from sale of marketable securities	9,692	190
Distributions from unconsolidated affiliated entity	-	25
(Funding)/release of restricted escrows and deposits	(3,802)	1,023

Net cash (used in)/provided by investing activities	(15,250)	191
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on mortgages payable	(126)	(53)
Payment on margin loan	(156)	(344)
Proceeds from issuance of common stock	12,495	2,963
Payment of commissions and offering costs	(1,545)	(641)
Redemption and cancellation of common shares	(306)	(253)
Contribution of noncontrolling interests	800	-
Distributions to noncontrolling interests	(11)	-
Distributions to common stockholders	(595)	(459)

Net cash provided by financing activities	10,556	1,213

Net change in cash and cash equivalents	(4,444)	2,009
Cash and cash equivalents, beginning of year	26,520	8,152

Cash and cash equivalents, end of period	$22,076	$10,161

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of March 31, 2014, the Company had received aggregate gross proceeds of approximately $35.4 million from the sale of approximately 3.6 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

As of March 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through March 31, 2014, cumulative gross offering proceeds of $85.2 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of March 31, 2014 in the Operating Partnership’s common units.

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

From our inception through March 31, 2014, the Company’s Sponsor has made cash contributions of $2.4 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 72.0 Subordinated Profits Interests with an aggregate value of $7.2 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 for additional information on Brownmill.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2014, the Lightstone REIT II had a 99.9% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, and revenue recognition. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Supplemental disclosure of cash flow information

	Three Months Ended March 31,
	2014	2013

Cash paid for interest	$304	$170
Distributions declared	$1,323	$874
Commissions and other offering costs accrued but not paid	$200	$343
Subscription receivable	$78	$175
Value of shares issued from distribution reinvestment program	$577	$401

Pro Forma Financial Information

The following table provides unaudited pro forma results of operations for the period indicated, as if the acquisitions that the Company made in 2013 (the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock) had been acquired at the beginning of that period. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

For the Three Months Ended March 31, 2013
Pro forma rental revenue	$3,114
Pro forma net loss	$(105)
Pro forma net loss per Company's common share, basic and diluted	$(0.02)

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance.  The adoption of this standards update affects presentation only and, as such, will not have a material impact on the Company’s consolidated financial statements.

3.	Investment in Unconsolidated Affiliated Entity

The entity listed below is partially owned by the Company. The Company accounts for this investment under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of this entity. A summary of the Company’s investment in the unconsolidated affiliated entity is as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Entity	Date of Ownership	Ownership Interest as of March 31, 2014	As of March 31, 2014	As of December 31, 2013

Brownmill LLC ("Brownmill")	Various	48.6%	$3,798	$3,834

Brownmill

As of March 31, 2014, the Operating Partnership owns an approximate 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.

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

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Revenue	$1,004	$961

Property operating expenses	468	389
Depreciation and amortization	209	211

Operating income	327	361

Interest expense and other, net	(277)	(287)
Net income	$50	$74
Company's share of net income	$24	$36
Additional depreciation and amortization expense (1)	(60)	(69)
Company's loss from investment	$(36)	$(33)

Note:

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	March 31, 2014	December 31, 2013

Investment property, at cost (net)	$15,837	$16,039
Cash and restricted cash	1,501	1,530
Other assets	1,496	1,363

Total assets	$18,834	$18,932

Mortgage payable	$20,578	$20,700
Other liabilities	562	588
Members' deficiency	(2,306)	(2,356)

Total liabilities and members' deficiency	$18,834	$18,932

Rego Park Joint Venture

During 2013, LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company and Lightstone REIT I had 10.0% and 90.0% ownership interests, respectively, made final distributions to its members and, as a result, , the Company no longer has any investment in the Rego Park Joint Venture. During the three months ended March 31, 2013, the Rego Park Joint Venture had net income of approximately $867, of which the Company’s share was approximately $87.

4.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds and Preferred Equity Securities	$17,929	$550	$(131)	$18,348

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred Equity Securities	$7,735	$399	$-	$8,134

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.00% as of March 31, 2014).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2014 and December 31, 2013, the Company did not recognize any impairment charges.

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

As of March 31, 2014 and December 31, 2013, all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2014.

5.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

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

	For the Three Months Ended March 31,
	2014	2013
Selling commissions and dealer manager fees	$1,197	$293
Other offering costs	$355	$437

Since the Company’s inception through March 31, 2014, it has incurred approximately $8.5 million in selling commissions and dealer manager fees and $8.3 million of other offering costs in connection with the public offering of shares of its common stock.

6.	Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

7.	Related Party Transactions

In addition to certain related party payments made to the Dealer Manager (see Note 5 for additional information), the Company also has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other affiliated entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Asset Management Fees	$-	$114
Development Fees	$140	$-

Total	$140	$114

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.1 million were waived by the Advisor during three months ended March 31, 2014.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

See Note 3 – Investments in Unconsolidated Affiliated Entities for additional information with respect to the Company’s ownership interests in Brownmill.

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses and the margin loan approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$24,134	$23,809	$24,260	$23,898

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

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

10.	Subsequent Events

Acquisition of a Holiday Inn Express Hotel and Suites Located in Opelika, Alabama

On April 1, 2014, the Company completed the acquisition of an 87-room select service hotel located in Opelika, Alabama (the “Holiday Inn — Opelika”), from an unrelated third party. The Holiday Inn — Opelika operates as a “Holiday Inn Express Hotel & Suites” pursuant to a 15-year franchise agreement with the International Hotel Group.

The aggregate purchase price for the Holiday Inn — Opelika was approximately $6.9 million. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $6.9 million, or approximately $66.

Acquisition of an Aloft Located in Tucson, Arizona

On April 8, 2014, the Company completed the acquisition of a 154-room select service hotel located in Tucson, Arizona (the “Aloft — Tucson”), from an unrelated third party. The Aloft — Tucson operates as an “Aloft” pursuant to a 20-year franchise agreement with Sheraton LLC, or Starwood.

The aggregate purchase price for the Aloft - Tucson was approximately $19.0 million. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $19.0 million, or approximately $181.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Distribution Payment

On April 15, 2014, the total distribution for the three-month period ending March 31, 2014 of approximately $1.3 million was paid in full using a combination of cash and approximately 69,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash other than cash flows provided from operations (approximately $0.1 million or 11%), cash flows provided from operations (approximately $0.5 million or 39%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $0.7 million or 50%).

Distribution Declaration

On May 14, 2014, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2014 to shareholders of record as of June 30, 2014. The shareholders have an option to elect the receipt of shares under our DRIP.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2014	Annualized Revenues based on rents as of March 31, 2014	Annualized Revenues per square foot as of March 31, 2014

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	88%	$2.7 million	$17.46

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2014	Ended March 31, 2014	March 31, 2014

TownePlace Suites - Metairie	Harahan, Louisiana	2000	11,160	75%	$76	$101

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,760	47%	$44	$94

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	59%	$73	$123

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	8,280	54%	$42	$78

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	54%	$47	$87

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2014 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the three months ended March 31, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”). For the three months ended March 31, 2013 the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites – Peabody and (iii) the Fairfield Inn – East Rutherford. Tthe Arkansas Hotel Portfolio was acquired on June 18, 2013.

For the Three Months Ended March 31, 2014 vs. March 31, 2013

Consolidated

Rental revenue

Rental revenue increased by $945 to $3,268 during the three months ended March 31, 2014 compared to $2,323 for the same period in 2013. The increase is primarily attributable to the acquisition of the Arkansas Hotel Portfolio as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2013 and 2014.

Property operating expenses

Property operating expenses increased by $651 to $2,296 during the three months ended March 31, 2014 compared to $1,645 for the same period in 2013. The increase is primarily attributable to the acquisition of the Arkansas Hotel Portfolio.

Real estate taxes

Real estate taxes decreased by $66 to $86 during the three months ended March 31, 2014 compared to $152 for the same period in 2013. The decrease is primarily attributable to a refund in the 2014 period offset slightly by new taxes as a result of the acquisition of the Arkansas Hotel Portfolio.

General and administrative expenses

General and administrative expenses increased by $32 to $471 during the three months ended March 31, 2014 compared to $439 for the same period in 2013. The increase is primarily attributable to the acquisition of the Arkansas Hotel Portfolio partially offset by our Sponsor’s waiver of asset management fees in the first quarter of 2014 (see Note 7 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $188 to $564 during the three months ended March 31, 2014 compared to $376 for the same period in 2013. The increase is primarily attributable to the acquisition of the Arkansas Hotel Portfolio.

Interest and dividend income

Interest and dividend income increased by $118 to $444 during the three months ended March 31, 2014 compared to $326 for the same period in 2013. The 2014 amount consists primarily of dividend income earned on our investments in marketable securities. The 2013 amount consisted of (i) $59 of interest on the note receivable from affiliate, (ii) $161 of dividend income earned on our investments in marketable securities and (iii) $106 of interest income on our mortgage loan receivable.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the three months ended March 31, 2014 was $36 compared to income of $54 for the same period in 2013. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $321 during the three months ended March 31, 2014 compared to $193 for the same period in 2013. Interest expense during the 2014 period consisted of $316 related to our mortgage indebtedness and $5 related to our margin loan. Interest expense during the 2013 period consisted of $186 related to our mortgage indebtedness and $7 related to our margin loan. The increase is primarily attributable to the timing of our new mortgage financings during the 2013 period.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, and LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2014, our primary sources of funds were (i) $11.0 million of net proceeds from the sale of shares of common stock under our Follow-On Offering, (ii) $9.7 million of proceeds from the sale of marketable securities and (iii) $0.8 million of cash contributions from noncontrolling interests. We are dependent upon future net proceeds expected to be received from our public offerings to conduct our proposed activities. The capital required to purchase real estate investments is expected to be obtained from our public offerings and from any indebtedness that we may incur in either in connection with the acquisition or the operations of any real estate investments thereafter.

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

We currently have mortgage indebtedness totaling $24.1 million and a margin loan of $1.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2014, our total borrowings aggregated $25.9 million which represented 32.0% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended March 31,
	2014	2013
Asset Management Fees	$-	$114
Development Fees	$140	$-

Total	$140	$114

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.1 million were waived by the Advisor during three months ended March 31, 2014.

In addition, total selling commissions and dealer manager fees incurred were $1,197 and $293 during the three months ended March 31, 2014 and 2013, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$250	$605
Net cash (used in)/provided by investing activities	(15,250)	191
Net cash provided by financing activities	10,556	1,213
Net change in cash and cash equivalents	(4,444)	2,009
Cash and cash equivalents, beginning of the period	26,520	8,152
Cash and cash equivalents, end of the period	$22,076	$10,161

Our principal sources of cash flow were derived from net offering proceeds received. In the future, we expect to continue to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, scheduled debt service on our mortgage payable and costs associated with our public offerings. The principal sources of funding for our operations are currently the issuance of equity securities.

Operating activities

The net cash provided by operating activities of approximately $0.3 million during the 2014 period primarily related to $0.6 million of depreciation and amortization and changes in assets and liabilities of $0.3 million.

Investing activities

The net cash used by investing activities of approximately $15.3 million during the 2014 period reflects (i) $1.4 million of capital expenditures, (ii) $19.8 million purchases of marketable securities and (iii) $3.8 million for the funding of restricted escrows partially offset by (iv) $9.7 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $10.6 million during the 2014 period primarily consists of (i) proceeds from the issuance of our common stock of $12.5 million and (ii) contributions of $0.8 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $1.5 million, (ii) distributions to common stockholders of $0.6 million, (iii) payments on our margin loan and mortgages payable of $0.3 million and (iv) redemptions and cancellations of shares of common stock of $0.3 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of March 31, 2014, we had approximately 2.2 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2013 we repurchased 176,540 shares of common stock and for the three months ended March 31, 2014 we repurchased 33,076 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.13 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of March 31, 2014.

	Remainder of
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$373	$524	$548	$580	$22,109	$-	$24,134
Interest payments	905	1,178	1,155	1,123	731	-	5,092
Total	$1,278	$1,702	$1,703	$1,703	$22,840	$-	$29,226

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $1.8 million as of March 31, 2014 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.00% as of March 31, 2014).

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

	For the Three Months Ended March 31,
	2014	2013
Net income/(loss)	$33	$(129)
FFO adjustments:
Depreciation and amortization of real estate assets	564	376
Adjustments to equity in earnings from unconsolidated entities, net	161	172
FFO	758	419
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	153	52
Adjustments to equity in earnings from unconsolidated entities, net	7	(67)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-
Mark-to-market adjustments(3)	-	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	(112)	(10)
MFFO	806	394
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$806	$394

Net income/(loss)	$33	$(129)
Less: (income)/loss attributable to noncontrolling interests	(5)	11
Net income/(loss) applicable to Company's common shares	$28	$(118)
Net income/(loss) per common share, basic and diluted	$0.00	$(0.02)

FFO	$758	$419
Less: FFO attributable to noncontrolling interests	(28)	(5)
FFO attributable to Company's common shares	$730	$414
FFO per common share, basic and diluted	$0.09	$0.08

MFFO - IPA recommended format	$806	$394
Less: MFFO attributable to noncontrolling interests	(28)	(10)
MFFO attributable to Company's common shares	$778	$384

Weighted average number of common shares outstanding, basic and diluted	8,258	5,464

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Distribution period:	Q1 2014	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared	March 28, 2014		March 22, 2013

Date distribution paid	April 15, 2014		April 15, 2013

Distributions paid	$664		$455
Distributions reinvested	659		419
Total Distributions	$1,323		$874

Source of distributions:
Cash flows provided by operations	$518	39%	$455	52%
Offering proceeds	146	11%	-	0%
Proceeds from issuance of common stock through DRIP	659	50%	419	48%
Total Sources	$1,323	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$250		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	69		44

The table below presents our cumulative distributions paid and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
March 31, 2014
FFO	$6,166
Distributions	$13,016

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of March 31, 2014, our net tangible book value per share was $8.70. The offering price of primary shares under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as of March 31, 2014 was $10.00.

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

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2014 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2014, we did not have any derivative agreements outstanding.

As of March 31, 2014, we held marketable securities with a fair value of $18.3 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2014, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of March 31, 2014:

	Remainder of
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$373	$524	$548	$580	$22,109	$-	$24,134

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses and the margin loan approximated their fair values as of March 31, 2014 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$24,134	$23,809	$24,260	$23,898

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2014, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2014, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. As of March 31, 2014, the Company had received aggregate gross proceeds of approximately $35.4 million from the sale of approximately 3.6 million shares of its common stock in its Follow-On Offering. The Company intends to sell shares of its common stock under the Follow-On Offering until the earlier of the date on which all the shares are sold, or September 27, 2014, two years from the date the Follow-On Offering was declared effective by the SEC. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. Additionally, the Follow-On Offering may be terminated at any time.

As of March 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through March 31, 2014, cumulative gross offering proceeds of $85.2 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of March 31, 2014 in the Operating Partnership’s common units.

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

From our inception through March 31, 2014, the Company’s Sponsor has made cash contributions of $2.4 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 72.0 Subordinated Profits Interests with an aggregate value of $7.2 million. The Company’s Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 3 of the Notes to Consolidated Financial Statements for additional information on Brownmill.

We have and expect to continue to utilize a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through March 31, 2014 in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$8,521
Other expenses incurred and paid to non-affiliates	8,250
Total offering expenses incurred	$16,771

From our inception date through March 31, 2014, we have used the cumulative net offering proceeds received of approximately $68.2 million, after deducting offering expenses incurred of $16.8 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$26,043
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	16,178
Cash and cash equivalents, as adjusted	14,773
Cash distributions not funded by operations	1,851
Funding of restricted escrows	5,310
Other uses (primarily timing of payables)	279

Total uses	$68,428

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2013 we repurchased 176,540 shares of common stock and for the three months ended March 31, 2014 we repurchased 33,076 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.13 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 14, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

