Form 10-Q
period 2014-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2014-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐  No ☑

As of November 10, 2014, there were approximately 18.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investment property:
Land and improvements	$11,836	$8,942
Building and improvements	59,307	35,567
Furniture and fixtures	13,472	8,706
Construction in progress	376	3,542
Gross investment property	84,991	56,757
Less accumulated depreciation	(5,093)	(2,670)
Net investment property	79,898	54,087

Investments in unconsolidated affiliated entity	3,680	3,834
Cash and cash equivalents	76,593	26,520
Marketable securities, available for sale	18,357	8,134
Restricted escrows and deposits	2,937	2,294
Due from sponsor	29	-
Prepaid expenses and other assets	1,828	957
Total Assets	$183,322	$95,826

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$4,171	$1,356
Margin loan	6,290	1,906
Mortgages payable	23,889	24,260
Due to sponsor	-	107
Distributions payable	2,241	1,172
Total liabilities	36,591	28,801

Commitments and contingencies (Note 10)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,380 and 7,643 shares issued and outstanding in 2014 and 2013, respectively	184	76
Additional paid-in-capital	156,873	60,755
Subscription receivable	(13,843)	(25)
Accumulated other comprehensive income	429	399
Accumulated deficit	(5,273)	(1,781)
Total Company stockholders' equity	138,370	59,424

Noncontrolling interests	8,361	7,601

Total Stockholders' Equity	146,731	67,025

Total Liabilities and Stockholders' Equity	$183,322	$95,826

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Rental revenue	$6,601	$4,092	$16,277	$9,723

Expenses:
Property operating expenses	4,093	2,576	10,179	6,185
Real estate taxes	232	176	566	471
General and administrative costs	510	266	1,525	1,281
Depreciation and amortization	932	584	2,427	1,271

Total operating expenses	5,767	3,602	14,697	9,208

Operating income	834	490	1,580	515

Interest and dividend income	334	161	1,105	695
Bargain purchase gain		38	-	1,263

Gain on sale of marketable securities	-	-	112	10
Income/(loss) from investments in unconsolidated affiliated entities	1	(61)	(57)	10

Interest expense	(334)	(462)	(992)	(858)
Other income/(expense), net	20	36	(15)	(27)

Net income	855	202	1,733	1,608

Less: net income attributable to noncontrolling interests	(23)	(1)	(59)	(56)

Net income applicable to Company's common shares	$832	$201	$1,674	$1,552

Net income per Company's common share, basic and diluted	$0.06	$0.03	$0.16	$0.26

Weighted average number of common shares outstanding, basic and diluted	13,681	6,420	10,629	5,922

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$855	$202	$1,733	$1,608

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(216)	279	30	144
Reclassification adjustment for gains included in net income	-	-	-	5

Other comprehensive (loss)/income	(216)	279	30	149

Comprehensive income	639	481	1,763	1,757

Less: Comprehensive income attributable to noncontrolling interests	(23)	(1)	(59)	(56)

Comprehensive income attributable to the Company's common shares	$616	$480	$1,704	$1,701

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares		Additional		Accumulated Other		Total
	Common		Paid-In	Subscription	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Income	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

Net income	-	-	-	-	-	1,674	59	1,733
Other comprehensive income	-	-	-	-	30	-	-	30
Distributions declared	-	-	-	-	-	(5,166)	-	(5,166)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(99)	(99)
Contributions from noncontrolling interests	-	-	-	-	-	-	800	800
Proceeds from offering	10,581	107	104,545	(13,818)	-	-	-	90,834
Selling commissions and dealer manager fees	-	-	(9,390)	-	-	-	-	(9,390)
Other offering costs	-	-	(534)	-	-	-	-	(534)
Redemption and cancellation of shares	(60)	(1)	(554)	-	-	-	-	(555)
Shares issued from distribution reinvestment program	216	2	2,051	-	-	-	-	2,053

BALANCE, September 30, 2014	18,380	$184	$156,873	$(13,843)	$429	$(5,273)	$8,361	$146,731

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,733	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,427	1,271
Amortization of deferred financing costs	54	219
Gain on sale of marketable securities	(112)	(10)
Bargain purchase gain	-	(1,263)
Loss/(income) from investments in unconsolidated affiliated entities	57	(10)
Changes in assets and liabilities:
Decrease in restricted escrows	-	157
Increase in prepaid expenses and other assets	(878)	(185)
Increase in accounts payable and other accrued expenses	1,207	613
Decrease in due to sponsor	(136)	(54)

Net cash provided by operating activities	4,352	2,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(28,284)	(15,616)
Purchase of marketable securities	(19,774)	-
Proceeds from sale of marketable securities	9,692	190
Collections on note receivable from affiliate	-	2,340
Distributions from unconsolidated affiliated entity	97	2,103
(Funding)/release of restricted escrows	(643)	925

Net cash used in investing activities	(38,912)	(10,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	24,420
Payment on mortgages payable	(371)	(11,195)
Payment of loan fees and expenses	-	(339)
Net proceeds/(payments) on margin loan	4,384	(654)
Proceeds from issuance of common stock	90,834	13,368
Payment of commissions and offering costs	(8,316)	(2,794)
Contribution of noncontrolling interests	800	1,058
Redemption and cancellation of common shares	(555)	(485)
Notes receivable from affiliates	-	(322)
Distributions to noncontrolling interests	(99)	(20)
Distributions to common stockholders	(2,044)	(1,402)

Net cash provided by financing activities	84,633	21,635

Net change in cash and cash equivalents	50,073	13,923
Cash and cash equivalents, beginning of year	26,520	8,152

Cash and cash equivalents, end of period	$76,593	$22,075

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.8 million shares of common stock. After allowing for the payment of approximately $11.5 million in selling commissions and dealer manager fees and $3.9 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.1 million.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of September 30, 2014, 6.0 million shares remain available for issuance under our DRIP.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

As of September 30, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of September 30, 2014 in the Operating Partnership’s common units.

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

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

From our inception through September 30, 2014, the Company’s Sponsor has made cash contributions of $2.4 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 72.0 Subordinated Profits Interests with an aggregate value of $7.2 million. See Note 4 for additional information on Brownmill.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2014, the Lightstone REIT II had a 99.9% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Supplemental disclosure of cash flow information

	For the Nine Months Ended September 30,
	2014	2013

Cash paid for interest	$942	$629
Distributions declared	$5,166	$2,878
Commissions and other offering costs accrued but not paid	$1,734	$163
Subscription receivable	$13,818	$120
Value of shares issued from distribution reinvestment program	$2,053	$1,284

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

The aggregate capitalization rate for the Aloft — Tucson as of the closing of the acquisition was approximately 8.8%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

For the three and nine months ended September 30, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (from the date it was acquired (April 1, 2014) for the nine months) and (vi) the Aloft – Tucson (from the date it was acquired (April 8, 2014) for the nine months). For the three and nine months ended September 30, 2013 the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites – Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the Arkansas Hotel Portfolio (from the date it was acquired (June 18, 2013) for the nine months).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Rental revenue	$2,702	$1,038	$6,249	$1,198
Net income	$331	$154	$411	$1,021	*

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma rental revenue	$6,601	$5,656	$18,456	$14,713
Pro forma net income	$832	$382	$2,251	$340	*
Pro forma net income per Company's common share, basic and diluted	$0.06	$0.06	$0.21	$0.06

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

Entity	Date of Ownership	Ownership Interest as of September 30, 2014	As of September 30, 2014	As of December 31, 2013

Brownmill LLC ("Brownmill")	Various	48.6%	$3,680	$3,834

Brownmill

As of September 30, 2014, the Operating Partnership owns an approximate 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the unaudited condensed income statement for Brownmill for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$900	$614	$2,788	$2,419

Property operating expenses	308	107	1,113	815
Depreciation and amortization	209	209	628	629

Operating income	383	298	1,047	975

Interest expense and other, net	(274)	(289)	(825)	(864)
Net income	$109	$9	$222	$111
Company's share of net income	$53	$4	$108	$54
Additional depreciation and amortization expense (1)	(52)	(65)	(165)	(200)
Company's income/(loss) from investment	$1	$(61)	$(57)	$(146)

Note:

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the Company’s investment in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill as of the dates indicated:

	As of	As of
	September 30, 2014	December 31, 2013

Investment property, at cost (net)	$15,656	$16,039
Cash and restricted cash	653	1,530
Other assets	2,301	1,363
Total assets	$18,610	$18,932

Mortgage payable	$20,341	$20,700
Other liabilities	603	588
Members' deficiency	(2,334)	(2,356)
Total liabilities and members' deficiency	$18,610	$18,932

Rego Park Joint Venture

During 2013, LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company and Lightstone REIT I had 10.0% and 90.0% ownership interests, respectively, made final distributions to its members and, as a result, the Company no longer has any investment in the Rego Park Joint Venture. During the nine months ended September 30, 2013, the Rego Park Joint Venture had net income of approximately $1,722, of which the Company’s share was approximately $156.

5.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds and Preferred Equity Securities	$17,928	$442	$(13)	$18,357

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred Equity Securities	$7,735	$399	$-	$8,134

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.00% as of September 30, 2014).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2014 and December 31, 2013, the Company did not recognize any impairment charges.

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

As of September 30, 2014 and December 31, 2013, all of the Company’s equity securities and corporate bonds and were classified as Level 1 assets and there were no transfers between the level classifications during the three and nine months ended September 30, 2014.

6.	Selling Commissions, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees are paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Organizational costs are expensed as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs, net of refunds, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Selling commissions and dealer manager fees	$6,192	$586	$9,321	$1,266

Other offering costs	$(123)	$448	$473	$1,437

Since the Company’s inception through September 30, 2014, it has incurred approximately $16.7 million in selling commissions and dealer manager fees and $8.4 million of other offering costs in connection with the public offering of shares of its common stock.

7.	Equity

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition Fees	$-	$-	$246	$102
Development Fees	-	57	140	57
Asset Management Fees	-	-	-	114

Total	$-	$57	$386	$273

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $206 and $533 were waived by the Advisor during three and nine months ended September 30, 2014, respectively and asset management fees of $128 and $251 were waived by the Advisor during both the three and nine months ended September 30, 2013.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses and the margin loan approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$23,889	$23,558	$24,260	$23,898

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceedings is remote. No provision for loss has been recorded in connection therewith.

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

11.	Subsequent Events

Acquisition of Hampton Inn & Suites, Fort Myers Beach, FL (the “Hampton Inn – Fort Myers Beach”)

On October 2, 2014, the Company completed the acquisition of an 120-room select service hotel located in Fort Myers, Florida (the “Hampton Inn – Fort Myers Beach”) from an unrelated third party, for an aggregate purchase price of approximately $9.4 million, excluding closing and other related transaction costs. In connection with the acquisition, the Company’s Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, approximately $0.1 million. The acquisition was funded with cash.

Distribution Payment

On October 15, 2014, the total distribution for the three-month period ending September 30, 2014 of approximately $2.2 million was paid in full using a combination of cash and approximately 127,000 shares of the Company’s common stock issued pursuant to the Company’s DRIP, at a discounted price of $9.50 per share. The distribution was paid from cash other than cash flows provided from operations (approximately $1.0 million or 46%) and excess cash proceeds from the issuance of common stock through REIT II's DRIP (approximately $1.2 million or 54%).

Sponsor Contribution and Issuance of Subordinated Profits Interests

On November 5, 2014, our Sponsor made a cash contribution of $10.5 million in exchange for 105.0 Subordinated Profits Interests fulfilling the obligation with respect to our Follow-On Offering.

Distribution Declaration

On November 14, 2014, the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2014. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2015 to shareholders of record as of December 31, 2014. The shareholders have an option to elect the receipt of shares under our DRIP.

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

The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the remaining uninvested proceeds from our public offering of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter.

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

The Company has filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 2,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under the its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Follow-On Offering was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering terminated on September 27, 2014.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of September 30, 2014, 6.0 million shares remain available for issuance under our DRIP.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2014	Annualized Revenues based on rents as of September 30, 2014	Annualized Revenues per square foot as of September 30, 2014

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	85%	$2.7 million	$17.51

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Available Rooms	September 30, 2014	Ended September 30, 2014	September 30, 2014

TownePlace Suites - Metairie	Harahan, Louisiana	2000	33,852	71%	$75	$106

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	44,772	70%	$79	$113

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	78%	$94	$121

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	25,116	64%	$54	$83

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	25,116	64%	$53	$82

Holiday Inn - Opelika (1)	Opelika, Alabama	2009	15,921	80%	$83	$104

Aloft - Tucson (2)	Tucson, Arizona	1971	27,104	69%	$71	$104

(1) The Holiday Inn - Opelika was acquired on April 1, 2014

(2) The Aloft - Tucson was acquired on April 8, 2014

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2014 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the Three Months Ended September 30, 2014 vs. September 30, 2013

For the three months ended September 30, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika and (vi) the Aloft – Tucson. For the three months ended September 30, 2013 the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites – Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the Arkansas Hotel Portfolio.

Consolidated

Rental revenue

Rental revenue increased by $2,509 to $6,601 during the three months ended September 30, 2014 compared to $4,092 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Holiday Inn - Opelika and the Aloft – Tucson as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2013 and 2014.

Property operating expenses

Property operating expenses increased by $1,517 to $4,093 during the three months ended September 30, 2014 compared to $2,576 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Holiday Inn - Opelika and the Aloft – Tucson.

Real estate taxes

Real estate taxes increased by $56 to $232 during the three months ended September 30, 2014 compared to $176 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Holiday Inn - Opelika and the Aloft – Tucson.

General and administrative expense

General and administrative expense increased by $244 to $510 during the three months ended September 30, 2014 compared to $266 for the same period in 2013. The increase is primarily attributable to the acquisition costs related to the Holiday Inn - Opelika and the Aloft – Tucson.

Depreciation and amortization

Depreciation and amortization expense increased by $348 to $932 during the three months ended September 30, 2014 compared to $584 for the same period in 2013. The increase is primarily attributable to the acquisitions of Holiday Inn - Opelika and the Aloft – Tucson.

Interest and dividend income

Interest and dividend income increased by $173 to $334 during the three months ended September 30, 2014 compared to $161 for the same period in 2013. Interest and dividend income during both periods consisted primarily of dividend income earned on our investments in marketable securities. The increase can be attributed to an increase in marketable securities of approximately $10.2 million.

Earnings from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities during the three months ended September 30, 2014 was $1 compared to a loss of $61 for the same period in 2013. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $334 during the three months ended September 30, 2014 compared to $462 for the same period in 2013. Interest expense during the 2014 period consisted of $320 related to our mortgage indebtedness and $14 related to our margin loan. Interest expense during the 2013 period consisted of $439, $5 and $18 related to our mortgage indebtedness, margin loan and note payable to affiliate, respectively. The increase is primarily attributable to the timing of our new mortgage financings during the 2013 period.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, and LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

For the Nine Months Ended September 30, 2014 vs. September 30, 2013

For the nine months ended September 30, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika from the date it was acquired (April 1, 2014) and (vi) the Aloft – Tucson from the date it was acquired (April 8, 2014). For the nine months ended September 30, 2013 the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites – Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the Arkansas Hotel Portfolio from the date it was acquired (June 18, 2013).

Consolidated

Rental revenue

Rental revenue increased by $6,554 to $16,277 during the nine months ended September 30, 2014 compared to $9,723 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn - Opelika and the Aloft – Tucson as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2013 and 2014.

Property operating expenses

Property operating expenses increased by $3,994 to $10,179 during the nine months ended September 30, 2014 compared to $6,185 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn - Opelika and the Aloft – Tucson.

Real estate taxes

Real estate taxes increased by $95 to $566 during the nine months ended September 30, 2014 compared to $471 for the same period in 2013. The increase is primarily attributable to new taxes as a result of the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn - Opelika and the Aloft – Tucson, offset slightly by a refund in the 2014 period.

General and administrative expense

General and administrative expense increased by $244 to $1,525 during the nine months ended September 30, 2014 compared to $1,281 for the same period in 2013. The increase is primarily attributable to the acquisition costs related to the Holiday Inn - Opelika and the Aloft – Tucson.

Depreciation and amortization

Depreciation and amortization expense increased by $1,156 to $2,427 during the nine months ended September 30, 2014 compared to $1,271 for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn Opelika and the Aloft – Tucson as well as brand-required property improvement plans which several of our hotels underwent during 2013 and 2014.

Interest and dividend income

Interest and dividend income increased by $410 to $1,105 during the nine months ended September 30, 2014 compared to $695 for the same period in 2013. The 2014 amount consisted primarily of dividend income earned on our investments in marketable securities. The 2013 amount includes (i) $211 of interest on notes receivables and (ii) $483 of dividend income earned on our investments in marketable securities. The increase can be attributed to an increase in marketable securities of approximately $10.2 million offset by the decrease in interest on notes receivable that were paid in full in 2013.

Bargain purchase gain

On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1,263 in our consolidated statements of operations for the nine months ended September 30, 2013. The gain represents the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the nine months ended September 30, 2014 was $57 compared to income of $10 for the same period in 2013. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill and (ii) LVP Rego Park LLC. We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $992 during the nine months ended September 30, 2014 compared to $858 for the same period in 2013. Interest expense during the 2014 period consisted of $955 related to our mortgage indebtedness and $37 related to our margin loan. Interest expense during the 2013 period consists of $813, $18 and $27 related to our mortgage indebtedness, margin loan and note payable affiliate, respectively. The increase is primarily attributable to the timing of our new mortgage financings during the 2013 period.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2014, our primary sources of funds were (i) $90.8 million of net proceeds from the sale of shares of common stock under our Follow-On Offering, (ii) $9.7 million of proceeds from the sale of marketable securities, (iii) $4.4 million in net proceeds from our margin loan and (iv) $0.8 million of cash contributions from noncontrolling interests. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the remaining uninvested proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter.

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

Our future sources of funds will primarily consist of (i) collections of the remaining subscriptions receivable under our public offering (ii) cash contributions from our Sponsor in exchange for Subordinated Profits Interests, (iii), cash flows from our operations, (vi) proceeds from our borrowings, (v) our DRIP and (vi) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $23.9 million and a margin loan of $6.3 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2014, our total borrowings aggregated $30.2 million which represented 20% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition Fees	$-	$-	$246	$102
Development Fees	-	57	140	57
Asset Management Fees	-	-	-	114

Total	$-	$57	$386	$273

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended September 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $206 and $533 were waived by the Advisor during three and nine months ended September 30, 2014, respectively and asset management fees of $128 and $251 were waived by the Advisor during both the three and nine months ended September 30, 2013.

In addition, total selling commissions and dealer manager fees incurred were $6,192 and $586 during the three months ended September 30, 2014 and 2013, respectively and $9,321 and $1,266 during the nine months ended September 30, 2014 and 2013, respectively.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$4,352	$2,346
Net cash used in investing activities	(38,912)	(10,058)
Net cash provided by financing activities	84,633	21,635
Net change in cash and cash equivalents	50,073	13,923
Cash and cash equivalents, beginning of the period	26,520	8,152
Cash and cash equivalents, end of the period	$76,593	$22,075

Our principal sources of cash flow were derived from net offering proceeds received. In the future, we expect to continue to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, scheduled debt service on our mortgage payable and remaining unpaid costs associated with our public offerings.

Operating activities

The net cash provided by operating activities of approximately $4.3 million during the 2014 period primarily related to net income of $1.7 million adjusted by adding back approximately $2.4 million of depreciation and amortization.

Investing activities

The net cash used by investing activities of approximately $38.9 million during the 2014 period reflects (i) $28.3 million of capital expenditures, (ii) $19.8 million purchases of marketable securities and (iii) $0.6 million to fund restricted escrows offset by $9.7 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $84.7 million during the 2014 period primarily consists of (i) proceeds from the issuance of our common stock of $90.8 million, (ii) net proceeds from our margin loan of $4.4 million and (iii) contributions of $0.8 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $8.3 million, (ii) distributions to common stockholders of $2.0 million, (iii) payments on our mortgages payable of $0.4 million and (iv) redemptions and cancellations of shares of common stock of $0.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. As of September 30, 2014, we had approximately 2.2 million shares available for issuance under our DRIP and our DRIP price per share of common stock is $9.50. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2013 we repurchased 176,540 shares of common stock and for the nine months ended September 30, 2014 we repurchased 59,534 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.16 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of September 30, 2014, 6.0 million shares remain available for issuance under our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of September 30, 2014.

	Remainder of
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$128	$524	$548	$580	$22,109	$-	$23,889
Interest payments	298	1,178	1,155	1,123	731	-	4,485
Total	$426	$1,702	$1,703	$1,703	$22,840	$-	$28,374

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $6.3 million as of September 30, 2014 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.00% as of September 30, 2014).

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

The below table illustrates the items deducted from or added to net income in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$855	$202	$1,733	$1,608
FFO adjustments:
Depreciation and amortization of real estate assets	932	584	2,427	1,271
Gain on disposition of unconsolidated affiliated entity	-	-	-	-
Bargain purchase gain	-	(38)	-	(1,263)
Adjustments to equity in earnings from unconsolidated entities, net	153	167	470	505
FFO	1,940	915	4,630	2,121
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	258	99	771	520
Adjustments to equity in earnings from unconsolidated entities, net	(2)	66	3	(5)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	-	-	-	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	(112)	(10)
MFFO	2,196	1,080	5,292	2,626
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$2,196	$1,080	$5,292	$2,626

Net income	$855	$202	$1,733	$1,608
Less: income attributable to noncontrolling interests	(23)	(1)	(59)	(56)
Net income applicable to Company's common shares	$832	$201	$1,674	$1,552
Net income per common share, basic and diluted	$0.06	$0.03	$0.16	$0.26

FFO	$1,940	$915	$4,630	$2,121
Less: FFO attributable to noncontrolling interests	(60)	(25)	(158)	(111)
FFO attributable to Company's common shares	$1,880	$890	$4,472	$2,010
FFO per common share, basic and diluted	$0.14	$0.14	$0.42	$0.34

MFFO - IPA recommended format	$2,196	$1,080	$5,292	$2,626
Less: MFFO attributable to noncontrolling interests	(60)	(27)	(157)	(74)
MFFO attributable to Company's common shares	$2,136	$1,053	$5,135	$2,552

Weighted average number of common shares outstanding, basic and diluted	13,681	6,420	10,629	5,922

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
		Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Distribution period:

Date distribution declared			August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$2,485		$1,036		$785		$664
Distributions reinvested	$2,681		1,205		817		659
Total Distributions	$5,166		$2,241		$1,602		$1,323

Source of distributions:
Cash flows provided by operations	$2,485	48%	$1,036	46%	$785	49%	$250	19%
Offering proceeds	$-	0%	-	0%	-	0%	414	31%
Proceeds from issuance of common stock through DRIP	$2,681	52%	1,205	54%	817	51%	659	50%
Total Sources	$5,166	100%	$2,241	100%	$1,602	100%	$1,323	100%

Cash flows provided by/(used in) operations (GAAP basis)	$4,352		$2,014		$2,088		$250

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	282		127		86		69

	Year to Date September 30, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
		Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Distribution period:

Date distribution declared			August 12, 2013		May 14, 2013		March 22, 2013

Date distribution paid			October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$1,488		$545		$488		$455
Distributions reinvested	$1,390		507		464		419
Total Distributions	$2,878		$1,052		$952		$874

Source of distributions:
Cash flows provided by operations	$1,488	52%	$545	52%	$488	51%	$455	52%
Offering proceeds	$-	0%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	$1,390	48%	507	48%	464	49%	419	48%
Total Sources	$2,878	100%	$1,052	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$2,294		$953		$736		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	146		53		49		44

The table below presents our cumulative distributions declared and cumulative FFO attributable to the Company’s common shares:

For the period April, 28, 2008
(date of inception) through
September 30, 2014
FFO attributable to Company’s common shares	$9,908
Distributions	$16,852

Information Regarding Dilution

In connection with the public offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our consolidated balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock outstanding adjusted for subscription receivable. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated fair value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offerings, including commissions, dealer manager fees and other offering costs. As of September 30, 2014, our net tangible book value per share was $8.63. The offering price of primary shares under our Follow-On Offering (ignoring purchase price discounts for certain categories of purchasers) as of September 30, 2014 was $10.00.

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

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2014 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2014, we did not have any derivative agreements outstanding.

As of September 30, 2014, we held marketable securities with a fair value of $18.4 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of September 30, 2014, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of September 30, 2014:

	Remainder of
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Principal maturities	$128	$524	$548	$580	$22,109	$-	$23,889

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, accounts receivable (included in other assets), accounts payable and accrued expenses and the margin loan approximated their fair values as of September 30, 2014 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$23,889	$23,558	$24,260	$23,898

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2014, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome with respect to the aforementioned legal proceedings is remote. No provision for loss has been recorded in connection therewith.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2014, there were no such material developments.

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

The Company’s registration statement on Form S-11 (File No. 333-177753) (the “Follow-On Offering”), pursuant to which it is offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.8 million shares of common stock. After allowing for the payment of approximately $11.5 million in selling commissions and dealer manager fees and $3.9 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.1 million.

As of September 30, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and Lightstone Value Plus REIT II LP (the “Operating Partnership”) commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99.9% general partnership interest as of September 30, 2014 in the Operating Partnership’s common units.

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended September 30, 2010. Lightstone SLP II LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

From our inception through September 30, 2014, the Company’s Sponsor has made cash contributions of $2.4 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 72.0 Subordinated Profits Interests with an aggregate value of $7.2 million. The Company’s Sponsor had the option to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment. See Note 4 of the Notes to Consolidated Financial Statements for additional information on Brownmill.

We have utilized a portion of offering proceeds towards funding dealer manager fees, selling commissions and other offering costs.

Below is a summary of the expenses we have incurred from April 28, 2008 (date of inception) through September 27, 2014(the termination date of the Follow-On Offering), in connection with the issuance and distribution of registered securities.

(Dollars in thousands)
Type of Expense Amount
Underwriting discounts and commissions	$16,714
Other expenses incurred and paid to non-affiliates	8,429
Total offering expenses incurred	$25,143

From our inception date through September 30, 2014, we have used the cumulative net offering proceeds received of approximately $177.3 million, after deducting offering expenses incurred of $25.1 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$52,415
Purchase of investments in unconsolidated affiliated entities	3,994
Purchase of marketable securities, net of margin loan	11,638
Cash and cash equivalents, as adjusted	81,323
Cash distributions not funded by operations	1,851
Other uses (primarily timing of payables)	915

Total uses	$152,136

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2013 we repurchased 176,540 shares of common stock and for the nine months ended September 30, 2014 we repurchased 59,534 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.16 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.4*	Articles of Amendment of Lightstone Value Plus Real Estate Investment Trust II, Inc., filed with the Maryland State Department of Assessments and Taxation on September 30, 2014
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 14, 2014	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

