Form 10-K
period 2014-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2015-03-31
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the common shares held by non-affiliates of the registrant was $110.8 million. While there is no established market for the Registrant’s common shares, the Registrant has sold its common shares pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10.00 per common share. As of March 23, 2015, there were approximately 18.7 million shares of common stock held by non-affiliates of the registrant.

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

Offering and Structure

Our Sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,135 multifamily units, 1.3 million square feet of office space, 1.6 million square feet of industrial space, 24 hotels, and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 425 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), both of which are majority owned and controlled by our Sponsor. Paragonmanages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 10,000 multifamily units.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10 per share and 6.5 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”). We also have 255,000 shares reserved for issuance under our employee and director incentive restricted share plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering shares of our common stock for sale to the public.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of December 31, 2014, 5.9 million shares remain available for issuance under our DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering. Orchard Securities also opened a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor. Prior to September 27, 2012, ICON Securities Corp. (“ICON Securities”) served as the dealer manager for the Company’s offering.

All further references to the Dealer Manager will be deemed to refer to ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through the termination of the Follow-On Offering (September 27, 2014), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

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

From our inception through December 31, 2014, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

The following summarizes our completed acquisitions for the year ended December 31, 2014:

•	On April 1, 2014 we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama;

•	On April 8, 2014 we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona;

•	On October 2, 2014 we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida; and

•	On December 17, 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”)

The following summarizes our completed acquisitions and investments from our inception through December 31, 2013:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to a 8.163% equity interest), December 28, 2011 (with respect to a 5.587% equity interest), June 6, 2012 (with respect to a 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full on June 27, 2013;

•	On July 13, 2012 we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts;

•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired on June 29, 2010; and

•	On June 18, 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels (collectively, the “Arkansas Hotel Portfolio”) located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), respectively.

Related Parties

Our Advisor and Property Managers are each related parties. Each of these entities have or will receive compensation and fees for services related to our offerings (which were completed on September 27, 2014) and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

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

Total distributions declared during the years ended December 31, 2014, 2013 and 2012 were $8.2 million, $4.1 million and $3.3 million, respectively.

On March 27, 2015, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2015 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2015.

DRIP and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions.

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2014, 2013 and 2012, we redeemed 72,318, 74,927and 50,784 shares of common stock, respectively, pursuant to our share repurchase program. During the year ended December 31, 2014, we redeemed 100% of the redemption requests at an average price per share of common stock of $9.34. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

As of December 31, 2014 and 2013, we had no material uncertain income tax positions. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

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

We have in the past, and may in the future, pay distributions to stockholders from sources other than from our cash flow from operations. For the year ended December 31, 2014 our cash flow from operations of approximately $4.4 million was a shortfall of approximately $3.8 million, or 46%, of our distributions of approximately $8.2 million declared during such period, for the year ended December 31, 2013 our cash flow from operations of approximately $2.7 million was a shortfall of approximately $1.4 million, or 34%, of our distributions of approximately $4.1 million declared during such period, and for the year ended December 31, 2012, our cash flow from operations of approximately $1.7 million was a shortfall of approximately $1.6 million, or 48%, of our distributions of approximately $3.3 million declared during such period. If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

The Subordinated Profits Interests will entitle Lightstone SLP II LLC, which is wholly owned by The Lightstone Group, our Sponsor, to certain payments and distributions that will significantly reduce the distributions available to you after a 7% return.

Lightstone SLP II LLC will receive returns on its Subordinated Profits Interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its Subordinated Profits Interests which were issued as proceeds were raised in our offerings. In addition, if the advisory agreement is terminated we may repay Lightstone SLP II LLC for its investment in the Subordinated Profit Interests in connection with our offerings, which will result in a smaller pool of assets available for distribution to you.

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

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), Lightstone Value Plus REIT III LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Lightstone Real Estate Income LLC, the Advisor to Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, the “Sponsor’s Other Public Programs”), all non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.

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

Our Sponsor’s Other Public Programs may be engaged in competitive activities.

Our Advisor, Property Managers and their respective affiliates through activities of our Sponsor’s Other Public Programs may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including Lightstone I may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

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

The Sponsor and its affiliates, as well as our Sponsor’s Other Public Programs are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. The Sponsor, its affiliates or the Sponsor’s Other Public Programs may own and/or manage properties in most if not all geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by the Sponsor and its affiliates. The Sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by the Sponsor, its affiliates or the Sponsor’s Other Public Programs and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

We have the same legal counsel as our Sponsor and its affiliates.

Proskauer Rose LLP acts as legal counsel to us and also represents our Sponsor and various affiliates including our Advisor, and our Sponsor’s Other Public Programs. The interests of our Sponsor and its affiliates, including our Advisor, may become adverse to ours in the future. Under legal ethics rules, Proskauer Rose LLP may be precluded from representing us due to any conflict of interest between us and our Sponsor and its affiliates, including our Advisor.

Members of our Board of Directors are also on the Board of Directors of Our Sponsor’s Other Public Programs.

Certain of our directors are also directors of our Sponsor’s Other Public Programs. Accordingly, each of our directors owes fiduciary duties to our Sponsor’s Other Public Programs and their respective stockholders. The duties of our directors to our Sponsor’s Other Public Programs may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with Lour Sponsor’s Other Public Programs for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by our directors’ duties to our Sponsor’s Other Public Programs and their respective stockholders.

Risks Related to our Organization, Structure and Management

Anti-takeover provisions may have the effect of preventing a change of control.

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

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

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

The annual statement of value that send to stockholders subject to ERISA and stockholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value reports the estimated value of each common share as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	a value included in the annual statement may not actually be realized by us or by our stockholders upon liquidation;

•	stockholders may not realize that value if they were to attempt to sell their common stock; or

•	an annual statement of value might not comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law. We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2014	Annualized Revenues based on rents as of December 31, 2014	Annualized Revenues per square foot as of December 31, 2014

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	85%	$2.7 million	$17.37

Consolidated Properties:

Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the Year	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	December 31, 2014	Ended December 31, 2014	December 31, 2014

TownePlace Suites - Metairie	Harahan, Louisiana	2000	45,260	71%	$76	$107

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	59,860	70%	$80	$114

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	79%	$95	$120

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	33,580	63%	$54	$86

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	63%	$50	$80

Holiday Inn - Opelika (1)	Opelika, Alabama	2009	23,925	76%	$83	$109

Aloft - Tucson (2)	Tucson, Arizona	1971	41,272	69%	$74	$108

Hampton Inn – Fort Myers Beach (3)	Fort Myers Beach, Florida	2001	10,920	75%	$67	$90

Aloft - Philadelphia (4)	Philadelphia, Pennsylvania	2008	2,040	49%	$46	$95

Four Points by Sheraton - Philadelphia (5)	Philadelphia, Pennsylvania	1985	2,655	48%	$41	$87

(1) The Holiday Inn - Opelika was acquired on April 1, 2014

(2) The Aloft - Tucson was acquired on April 8, 2014

(3) The Hampton Inn – Fort Myers Beach was acquired on October 2, 2014

(4) The Aloft - Philadelphia was acquired on December 17, 2014

(5) The Four Points by Sheraton - Philadelphiawas acquired on December 17, 2014

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2014 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe these claims to be without merit and will defend the case vigorously.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

As of March 23, 2015, we had approximately 18.7 million shares of common stock outstanding, held by a total of 5,378 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

The prices at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us are as follows:

•	during the 18 months following the termination of the Follow-On Offering (September 27, 2014), the lesser of (i) $9.50 per share of common stock or (ii) the purchase price per share of common stock if purchased from the dealer manager at a reduced price; and

•	after 18 months following the termination of the Follow-On Offering, the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased from the dealer manager at a reduced price.

On December 21, 2012, our Board of Directors declared that in the case of the death of the stockholder, the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

Redemption of shares, when requested, will be made quarterly. Subject to funds being available, we will limit the number of shares repurchased during any 12-month period to two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the share repurchase program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

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

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA rules to disclose in each annual report distributed to our stockholders a per share estimated value of the shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, the estimated value of the shares of our common stock shall be deemed to be $10.00 per share as of December 31, 2014.

The value for stockholders is only an estimate and may not reflect the actual value of our shares. The value is based on the Company’s Follow-On Offering, pursuant to which it offered to sell up to 30,000,000 shares of its common stock for $10.00 per share that terminated on September 27, 2014. The Company intends to determine and disclose the estimated net asset value per share of its common stock within 18 months of the termination of the Follow-On Offering.

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

Total distributions declared during the years ended December 31, 2014, 2013 and 2012 and were $8.2 million, $4.1 million, and $3.3 million, respectively.

The following tables provide a summary of the quarterly distributions declared during the periods indicated (dollar and share amounts are presented in thousands):

	Year Ended December 31, 2014		Three Months Ended December 31, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q4 2014	Percentage of Distributions	Q3 2014	Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared			November 14, 2014		August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			January 15, 2015		October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$3,792		$1,307		$1,036		$785		$664
Distributions reinvested	$4,402		1,721		1,205		817		659
Total Distributions	$8,194		$3,028		$2,241		$1,602		$1,323

Source of distributions:
Cash flows provided by operations	$3,792	46%	$-	0%	$1,036	46%	$785	49%	$250	19%
Offering proceeds	$-	0%	1,307	43%	-	0%	-	0%	414	31%
Proceeds from issuance of common stock through DRIP	$4,402	54%	1,721	57%	1,205	54%	817	51%	659	50%
Total Sources	$8,194	100%	$3,028	100%	$2,241	100%	$1,602	100%	$1,323	100%

Cash flows provided by/(used in) operations (GAAP basis)	$4,351		$(1)		$2,014		$2,088		$250

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	463		181		127		86		69

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q4 2013	Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			November 14, 2013		August 12, 2013		May 14, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$2,083		$595		$545		$488		$455
Distributions reinvested	1,967		577		507		464		419
Total Distributions	$4,050		$1,172		$1,052		$952		$874

Source of distributions:
Cash flows provided by operations	$2,083	51%	$452	39%	$545	52%	$488	51%	$455	52%
Offering proceeds	-	0%	143	12%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	1,967	49%	577	49%	507	48%	464	49%	419	48%
Total Sources	$4,050	100%	$1,172	100%	$1,052	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$2,746		$452		$953		$736		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	207		61		53		49		44

	Year Ended December 31, 2012		Three Months Ended December 31, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
Distribution period:		Percentage of Distributions	Q4 2012	Percentage of Distributions	Q3 2012	Percentage of Distributions	Q2 2012	Percentage of Distributions	Q1 2012	Percentage of Distributions

Date distribution declared			November 9, 2012		August 10, 2012		May 14, 2012		March 30, 2012

Date distribution paid			January 15, 2013		October 15, 2012		July 13, 2012		April 13, 2012

Distributions paid	$1,752		$459		$453		$433		$407
Distributions reinvested	1,516		401		393		372		350
Total Distributions	$3,268		$860		$846		$805		$757

Source of distributions:
Cash flows provided by operations	$1,706	52%	$459	53%	$268	32%	$200	25%	$385	51%
Offering proceeds	46	1%	-	0%	185	22%	233	29%	22	3%
Proceeds from issuance of common stock through DRIP	1,516	47%	401	47%	393	46%	372	46%	350	46%
Total Sources	$3,268	100%	$860	100%	$846	100%	$805	100%	$757	100%

Cash flows provided by/(used in) operations (GAAP basis)	$1,706		$853		$268		$200		$385

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	158		42		41		39		36

On March 27, 2015, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2015 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2015.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

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

The Follow-On Offering, pursuant to which it was offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000 or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2014, cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

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

From our inception through December 31, 2014, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

We will utilize a portion of our public offering proceeds towards funding the dealer manager fees, selling commissions and organization and other offering costs.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$16,257
Other expenses incurred to be paid non-affiliates	8,506
Total offering expenses incurred from inception through December 31, 2014	$24,763

Cumulatively through December 31, 2014, we have used the net offering proceeds of $152.5 million, after deduction of offering expenses paid since inception of $24.8 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$85,712
Purchase of investments in unconsolidated affiliated entities	4,514
Purchase of marketable securities, net of margin loan	12,114
Cash and cash equivalents, as adjusted	46,603
Cash distributions not funded by operations	2,265
Funding of restricted escrows	853
Other uses (primarily timing of payables)	449

Total uses	$152,510

As of March 23, 2015, we have sold approximately 18.7 million shares of common stock at an aggregate of price of approximately $185.0 million, these include, approximately 1.1 million shares of common stock at an aggregate price of approximately $10.0 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2012	2011	2010

Operating Data:
Revenues	$23,566	$13,058	$5,942	$2,978	$-

Bargain purchase gain	$2,790	$1,263	$7,857	$-	$-

Net income/(loss)	$4,540	$1,370	$9,764	$430	$(780)
Less: net income attributable to noncontrolling interests	(68)	(40)	(555)	(28)	-

Net income/(loss) applicable to Company's common shares	$4,472	$1,330	$9,209	$402	$(780)

Basic and diluted earnings/(loss) per Company's common shares	$0.35	$0.21	$1.84	$0.10	$(0.31)

Dividends declared on Company's common shares	$8,194	$4,050	$3,268	$2,587	$1,632
Weighted average common shares outstanding-basic and diluted	12,608	6,235	5,016	3,978	2,540
Balance Sheet Data:
Total assets	$207,693	$95,826	$64,734	$38,072	$29,535
Long-term obligations	$23,761	$24,260	$11,157	$-	$-
Company's Stockholder's Equity	$153,184	$59,424	$42,873	$28,547	$24,919

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$5,611	$2,479	$2,317	$1,279	$(391)

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it was offering to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

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

The following summarizes our completed acquisitions for the year ended December 31, 2014:

•	On April 1, 2014 we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama;

•	On April 8, 2014 we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona;

•	On October 2, 2014 we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida; and

•	On December 17, 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”)

The following summarizes our completed acquisitions and investments from our inception through December 31, 2013:

•	During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010;

•	We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired on June 30, 2010 (with respect to a 26.25% equity interest), December 29, 2010 (with respect to a 8.163% equity interest), December 28, 2011 (with respect to a 5.587% equity interest), June 6, 2012 (with respect to a 5.102% equity interest) and October 1, 2012 (with respect to an 3.4776% equity interest);

•	On January 19, 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana;

•	On March 21, 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of on February 20, 2012 with an effective date of January 1, 2012;

•	On April 12, 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full on June 27, 2013;

•	On July 13, 2012 we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts;

•	On December 31, 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired on June 29, 2010; and

•	On June 18, 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels (collectively, the “Arkansas Hotel Portfolio”) located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), respectively.

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

Lightstone SLP II, LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $0.1 million per unit. Lightstone SLP II, LLC may elect to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests will be used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through December 31, 2014, Lightstone SLP II, LLC had purchased 177 units of Subordinated Profits Interests by contributing $12.9 million and an aggregate 48.6% equity interest it owned in Brownmill (see Note 4 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2014 and 2013, we had no material uncertain income tax positions. The tax years subsequent to and including 2011 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

For the year ended December 31, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika from the date it was acquired (April 1, 2014), (vi) the Aloft – Tucson from the date it was acquired (April 8, 2014), (vii) the Hampton Inn — Fort Myers Beach from the date it was acquired (October 2, 2014) and (viii) the Aloft - Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotel Portfolio”) from the date they were acquired (December 17, 2014).

For the year ended December 31, 2013, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”) from the date they were acquired (June 18, 2013).

See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

Comparison of the year ended December 31, 2014 vs. December 31, 2013

Consolidated

Rental revenue

Rental revenue increased by $10.5 million to $23.6 million during the year ended December 31, 2014 compared to $13.1 million for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson and the Hampton Inn — Fort Myers Beach as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2013 and 2014.

Property operating expenses

Property operating expenses increased by $6.2 million to $14.7 million during the year ended December 31, 2014 compared to $8.5 million for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson and the Hampton Inn — Fort Myers Beach.

Real estate taxes

Real estate taxes increased by $0.3 million to $0.9 million during the year ended December 31, 2014 compared to $0.6 million for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson and the Hampton Inn — Fort Myers Beach, offset slightly by a refund in the 2014 period.

General and administrative expense

General and administrative expense increased by $1.3 million to $2.9 million during the year ended December 31, 2014 compared to $1.6 million for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson and the Hampton Inn — Fort Myers Beach.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million to $3.4 million during the year ended December 31, 2014 compared to $1.8 million for the same period in 2013. The increase is primarily attributable to the acquisitions of the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson and the Hampton Inn — Fort Myers Beach as well as brand-required property improvement plans which several of our hotels underwent during 2013 and 2014.

Interest and dividend income

Interest and dividend income increased by $0.5 million to $1.4 million during the year ended December 31, 2014 compared to $0.9 million for the same period in 2013. The 2014 amount consisted primarily of dividend income earned on our investments in marketable securities. The 2013 amount includes (i) $0.3 million of interest on notes receivables and (ii) $0.6 million of dividend income earned on our investments in marketable securities. The increase can be attributed to an increase in marketable securities of approximately $10.0 million offset by the decrease in interest on notes receivable that were paid in full in 2013.

Bargain purchase gain

On December 17, 2014, we completed the acquisition of the Philadelphia Airport Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $2.8 million in our consolidated statements of operations for the year ended December 31, 2014. On June 18, 2013, we completed the acquisition of the Arkansas Hotel Portfolio. In connection with the acquisition, we recognized a bargain purchase gain of $1.3 million in our consolidated statements of operations for the year ended December 31, 2013. These gains represent the amount by which the estimated fair value of the assets acquired exceeded our aggregate cost.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the year ended December 31, 2014 was $111 compared to $14 for the same period in 2013. Our earnings from investments in unconsolidated affiliated entities are attributable to our investments in (i) Brownmill and (ii) LVP Rego Park LLC. We account or accounted for our ownership interests in these unconsolidated affiliated entities under the equity method of accounting. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $1.3 million during the year ended December 31, 2014 compared to $1.0 million for the same period in 2013. Interest expense during the 2014 period consisted of $1.2 million related to our mortgage indebtedness and approximately $0.1 million related to our margin loan. Interest expense during the 2013 period consists primarily of $0.9 million related to our mortgage indebtedness and approximately $0.1 million related to our margin loan and note payable affiliate. The increase is primarily attributable to the timing of our new mortgage financings during the 2013 period.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

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

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $1.6 million during the year ended December 31, 2013 compared to $2.0 million for the same period in 2012. The decrease reflects lower asset management fees in the 2013 period as result of the Sponsor’s waiver of such fees during the year ended December 31, 2013 (see Note 11 of the Notes to Consolidated Financial Statements for additional information).

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

Interest and dividend income

Interest and dividend income decreased by $0.8 million to $0.9 million during the year ended December 31, 2013 compared to $1.7 million for the same period in 2012. The 2013 amount includes (i) $0.3 million of interest on notes receivables and (ii) $0.6 million of dividend income earned on our investments in marketable securities. The 2012 amount consisted of (i) $0.2 million of interest on the note receivable from affiliate we received in connection with the disposition of our 20.0% joint venture ownership interest in the CP Boston Joint Venture effective January 1, 2012, (ii) $0.7 million of dividend income earned on our investments in marketable securities, (iii) $0.8 million of interest income on our mortgage loan receivable and (iv) $14 of interest on our cash and cash equivalents.

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

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the TownePlace Suites – Metairie, the Fairfield Inn – East Rutherford, the TownePlace Suites – Little Rock and the TownePlace Suites – Fayetteville.

Financial Condition, Liquidity and Capital Resources

Overview:

For the year ended December 31, 2014, our primary source of funds were (i) $104.6 million of proceeds from the sale of shares of common stock under our Follow-On Offering, (ii) $11.3 million of contributions from noncontrolling interests, (iii) $9.7 million of proceeds from the sale of marketable securities and (iv) $3.9 million of proceeds from our margin loan. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the remaining proceeds related to our public offering of shares of our common stock, the sale of marketable securities and from any indebtedness that we may incur in connection with the acquisition and operations of any real estate investments thereafter.

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

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings, (iii) the sale of marketable securities and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $23.8 million and a margin loan of $5.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2014, our total borrowings aggregated $29.6 million which represented 17% of our net assets.

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

	For the Years Ended December 31,
	2014	2013	2012

Selling commissions and dealer manager fees	$8,934	$2,023	$715
Other offering costs	$611	$1,937	$1,495

Since commencement of our Offering through the termination of the Follow-On Offering (September 27, 2014), we have incurred approximately $16.3 million in selling commissions and dealer manager fees and $8.5 million of other offering costs.

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

The following table represents the fees incurred associated with the payments to our advisor and its affiliates:

	For the Years Ended December 31,
	2014	2013	2012
Acquisition fees	$547	$102	$85
Asset management fees	-	114	346
Development fees	140	78	-
Total	$687	$294	$431

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $ 0.8 million and $0.4 million were waived by the Advisor during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014, 2013 and 2012, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2014, 2013 and 2012, we paid approximately $44, $106 and $32 in fees to this title insurance agent, respectively.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash flows provided by operating activities	$4,351	$2,746	$1,706
Cash flows used in investing activities	(69,172)	(13,177)	(11,541)
Cash flows provided by financing activities	105,803	28,799	12,873
Net change in cash and cash equivalents	40,982	18,368	3,038
Cash and cash equivalents, beginning of the year	26,520	8,152	5,114
Cash and cash equivalents, end of the year	$67,502	$26,520	$8,152

Our principal sources of cash flow were derived from net offering proceeds received, contributions from noncontrolling interests, proceeds from the sale of marketable securities and proceeds from new borrowings. In the future, we expect to continue to acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities and scheduled debt service on our mortgage payable. The principal sources of funding for our operations are operating cash flows and cash available from the issuance of equity securities.

Operating activities

The net cash provided by operating activities of approximately $4.4 million during the 2014 period primarily related to our income of $4.5 million and non-cash items of $0.9 million offset by changes in assets and liabilities of $1.0 million.

Investing activities

The net cash used by investing activities of approximately $69.1 million during the 2014 period primarily reflects (i) $60.6 million of capital expenditures and (ii) $19.8 million purchases of marketable securities offset by $1.3 million released from restricted escrows and $9.7 million from the sale of marketable securities.

Financing activities

The net cash provided by financing activities of approximately $105.8 million during the 2014 period primarily consists of (i) proceeds from the issuance of our common stock of $104.6 million, (ii) net proceeds from our margin loan of $3.9 million and (iii) contributions of $11.3 million from certain noncontrolling interests partially offset by (i) the payment of selling commissions, dealer manager fees and other offering costs of $9.6 million, (ii) distributions to common stockholders of $3.1 million, (iii) payments on our mortgages payable of $0.5 million and (iv) redemptions and cancellations of shares of common stock of $0.7 million

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Programs

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions.

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2009, we did not receive any requests to redeem shares of our common stock under our share repurchase program. For the years ended December 31, 2014, 2013 and 2012, we redeemed 72,318, 74,927and 50,784 shares of common stock, respectively, pursuant to our share repurchase program. During the year ended December 31, 2014, we redeemed 100% of the redemption requests at an average price per share of common stock of $9.34. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2014.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total

Principal maturities	$524	$548	$580	$22,109	$-	$-	$23,761

Interest payments	1,178	1,154	1,123	732	-	-	4,187
Total	$1,702	$1,702	$1,703	$22,841	$-	$-	$27,948

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $5.8 million as of December 31, 2014 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.00% as of December 31, 2014).

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our Follow On Offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of the company or another similar transaction) within seven to ten years after the proceeds from the Primary Offering are fully invested. Thus, we will not continuously purchase assets and will have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified funds from operations, (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our Follow-On Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our Follow-On Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our Follow-On Offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of our Follow-On Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net income	$4,540	$1,370	$9,764
FFO adjustments:
Depreciation and amortization of real estate assets	3,446	1,822	558
Gain on disposition of unconsolidated affiliated entity	-	-	(741)
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	620	667	667
Bargain purchase gain	(2,790)	(1,263)	(7,857)
FFO	5,816	2,596	2,391
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	1,769	635	804
Gain on sale of unconsolidated real unconsolidated entities, net estate entity	-	-	-
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	65	(59)	(250)
Amortization of above or below market leases and liabilities(2)	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-
Mark-to-market adjustments(3)	-	-	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	(112)	144	-

MFFO	7,538	3,316	2,945
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format(6)	$7,538	$3,316	$2,945

Net income	$4,540	$1,370	$9,764
Less: income attributable to noncontrolling interests	(68)	(40)	(555)
Net income applicable to company's common shares	$4,472	$1,330	$9,209
Net income per common share, basic and diluted	$0.35	$0.21	$1.84

FFO	$5,816	$2,596	$2,391
Less: FFO attributable to noncontrolling interests	(205)	(117)	(74)
FFO attributable to company's common shares	$5,611	$2,479	$2,317
FFO per common share, basic and diluted	$0.45	$0.40	$0.46

MFFO - IPA recommended format	$7,538	$3,316	$2,945
Less: MFFO attributable to noncontrolling interests	(209)	(86)	(76)
MFFO attributable to company's common shares	$7,329	$3,230	$2,869

Weighted average number of common shares outstanding, basic and diluted	12,608	6,235	5,016

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2014

FFO	$11,047
Distributions	$19,887

For the year ended December 31, 2014, we paid distributions of $6.3 million, including $3.1 million of distributions paid in cash and $3.2 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2014 was $5.6 million and cash flow from operations was $4.4 million. For the year ended December 31, 2013, we paid distributions of $3.7 million, including $1.9 million of distributions paid in cash and $1.8 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2013 was $2.5 million and cash flow from operations was $2.7 million. See the reconciliation of FFO to net income above.

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2014 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 14 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2015 through March 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2014, we did not have any derivative agreements outstanding.

As of December 31, 2014, we held marketable equity securities with a fair value of $18.2 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2014, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$524	$548	$580	$22,109	$-	$-	$23,761

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2014 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2014		As of December 31, 2013
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$23,761	$23,548	$24,260	$23,898

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2014, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2015

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2014	December 31, 2013

Assets
Investment property:
Land and improvements	$22,726	$8,942
Building and improvements	80,392	35,567
Furniture and fixtures	17,223	8,706
Construction in progress	449	3,542
Gross investment property	120,790	56,757
Less accumulated depreciation	(6,111)	(2,670)
Net investment property	114,679	54,087

Investments in unconsolidated affiliated entity	3,504	3,834
Cash and cash equivalents	67,502	26,520
Marketable securities, available for sale	18,180	8,134
Restricted escrows and deposits	988	2,294
Prepaid expenses and other assets	2,840	957
Total Assets	$207,693	$95,826

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$2,868	$1,356
Margin loan	5,815	1,906
Mortgages payable	23,761	24,260
Due to sponsor	199	107
Distributions payable	3,028	1,172
Total liabilities	35,671	28,801

Commitments and contingencies (Note 12)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,493 and 7,643 shares issued and outstanding in 2014 and 2013, respectively	185	76
Additional paid-in-capital	158,330	60,755
Subscription receivable	(80)	(25)
Accumulated other comprehensive income	252	399
Accumulated deficit	(5,503)	(1,781)
Total Company stockholders' equity	153,184	59,424

Noncontrolling interests	18,838	7,601

Total Stockholders' Equity	172,022	67,025

Total Liabilities and Stockholders' Equity	$207,693	$95,826

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012

Rental revenue	$23,566	$13,058	$5,942

Expenses:
Property operating expenses	14,692	8,464	3,329
Real estate taxes	857	648	216
General and administrative costs	2,903	1,583	1,953
Depreciation and amortization	3,446	1,822	558

Total operating expenses	21,898	12,517	6,056

Operating income/(loss)	1,668	541	(114)

Interest and dividend income	1,443	856	1,665

Gain on disposition of unconsolidated affiliated entity	-	-	741

Bargain purchase gain	2,790	1,263	7,857

Interest expense	(1,325)	(1,035)	(535)

Other income/(expense), net	75	(241)	(9)
(Loss)/income from investments in unconsolidated affiliated entities	(111)	(14)	159

Net income	4,540	1,370	9,764

Less: net income attributable to noncontrolling interests	(68)	(40)	(555)

Net income applicable to Company's common shares	$4,472	$1,330	$9,209

Net income per Company's common share, basic and diluted	$0.35	$0.21	$1.84

Weighted average number of common shares outstanding, basic and diluted	12,608	6,235	5,016

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$4,540	$1,370	$9,764

Other comprehensive (loss)/income:

Unrealized (loss)/gain on available for sale securities	(147)	165	2,443

Reclassification adjustment for gains included in net income	-	5	-

Other comprehensive (loss)/income	(147)	170	2,443

Comprehensive income	4,393	1,540	12,207

Less: Comprehensive income attributable to noncontrolling interests	(68)	(40)	(555)

Comprehensive income attributable to the Company's common shares	$4,325	$1,500	$11,652

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Shares
			Additional		Accumulated Other		Total	Total
	Common		Paid-In	Subscription	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2011	4,503	$45	$35,822	$(104)	$(2,214)	$(5,002)	$4,735	$33,282

Net income	-	-	-	-	-	9,209	555	9,764
Other comprehensive income					2,443	-	-	2,443
Distributions declared	-	-	-	-	-	(3,268)	-	(3,268)
Distributions paid	-	-	-	-	-	-	(306)	(306)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	911	911
Contributions from noncontrolling interests	-	-	-	-	-	-	103	103
Proceeds from offering	706	7	7,041	104	-	-	-	7,152
Selling commissions and dealer manager fees	-	-	(715)	-	-	-	-	(715)
Other offering costs	-	-	(1,495)	-	-	-	-	(1,495)
Redemption and cancellation of shares	(51)	(1)	(457)	-	-	-	-	(458)
Shares issued from distribution reinvestment program	153	2	1,456	-	-	-	-	1,458

BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net income	-	-	-	-	-	1,330	40	1,370
Other comprehensive income	-	-	-	-	170	-	-	170
Distributions declared	-	-	-	-	-	(4,050)	-	(4,050)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(175)	(175)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,060	2,060
Proceeds from offering	2,218	22	21,969	(25)	-	-	-	21,966
Selling commissions and dealer manager fees	-	-	(2,023)	-	-	-	-	(2,023)
Other offering costs	-	-	(1,937)	-	-	-	-	(1,937)
Redemption and cancellation of shares	(75)	(1)	(695)	-	-	-	-	(696)
Shares issued from distribution reinvestment program	189	2	1,789	-	-	-	-	1,791
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-	(322)	(322)

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

Net income	-	-	-	-	-	4,472	68	4,540
Other comprehensive loss	-	-	-	-	(147)	-	-	(147)
Distributions declared	-	-	-	-	-	(8,194)	-	(8,194)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Contributions from noncontrolling interests	-	-	-	-	-	-	11,300	11,300
Proceeds from offering	10,579	107	104,540	(55)	-	-	-	104,592
Selling commissions and dealer manager fees	-	-	(8,934)	-	-	-	-	(8,934)
Other offering costs	-	-	(611)	-	-	-	-	(611)
Redemption and cancellation of shares	(72)	(1)	(675)	-	-	-	-	(676)
Shares issued from distribution reinvestment program	343	3	3,255	-	-	-	-	3,258

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,540	$1,370	$9,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,446	1,822	558
Amortization of deferred financing costs	72	83	65
Gain on disposition of investment in unconsolidated affiliated entity	-	-	(741)
Bargain purchase gain	(2,790)	(1,263)	(7,857)
Loss/(income) from investments in unconsolidated affiliated entities	111	14	(159)
Other non-cash adjustments	(112)	145	-
Changes in assets and liabilities:
Decrease in restricted escrows	-	157	136
(Increase)/decrease in prepaid expenses and other assets	(1,910)	24	(429)
Increase in accounts payable and other accrued expenses	902	400	330
Increase/(decrease) in due to sponsor	92	(6)	39

Net cash provided by operating activities	4,351	2,746	1,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(60,615)	(18,158)	(9,808)
Purchase of marketable securities, net of margin loan	(19,774)	-	-
Proceeds from sale of marektable securities	9,692	190	-
Purchase of restricted escrow	-	-	(835)
Proceeds from disposition of investment in unconsolidated affiliated entity	-	-	560
Collections on note receivable from affiliate	-	2,340	60
Release/(funding) of restricted escrows	1,306	348	(1,807)
Distributions from unconsolidated affiliated entities	219	2,103	289

Net cash used in investing activities	(69,172)	(13,177)	(11,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	24,420	11,273
Payment on mortgages payable	(499)	(11,317)	(116)
Payment of loan fees and expenses	-	(359)	(242)
Proceeds/(payment) on margin loans, net	3,909	(810)	(624)
Proceeds from issuance of common stock	104,592	21,966	7,152
Payment of commissions and offering costs	(9,612)	(4,021)	(2,242)
Redemption and cancellation of common shares	(676)	(696)	(458)
Notes receivable from affiliates	-	(322)	-
Contribution from noncontrolling interests	11,300	2,060	103
Distributions to noncontrolling interests	(131)	(175)	(306)
Distributions to common stockholders	(3,080)	(1,947)	(1,667)

Net cash provided by financing activities	105,803	28,799	12,873

Net change in cash and cash equivalents	40,982	18,368	3,038
Cash and cash equivalents, beginning of year	26,520	8,152	5,114

Cash and cash equivalents, end of year	$67,502	$26,520	$8,152

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014, 2013 and 2012

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 10,135 multifamily units, 1.3 million square feet of office space, 1.6 million square feet of industrial space, 24 hotels and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 20 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 425 staff and professionals.

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

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 10,000 multifamily units.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it offered to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of December 31, 2014, 5.9 million shares remained available for issuance under the DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering. Prior to September 27, 2012, ICON Securities Corp. (“ICON Securities”) served as the dealer manager for the Company’s Offering.

All further references to the Dealer Manager will be deemed to refer to either ICON Securities or Orchard Securities during the respective period of time that each was serving in such capacity.

As of December 31, 2014, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through the termination of the Follow-On Offering (September 27, 2014), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2014 in the Operating Partnership’s common units.

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

From our inception through December 31, 2014, our Sponsor contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

Related Parties

Our Advisor, Property Managers and Dealer Manager are each related parties. Each of these entities have or will receive compensation and fees for services related to the Offering and will continue to receive compensation and fees and services for the investment and management of our assets. These entities will receive fees during the Offering, acquisition, operational and liquidation stages. The compensation levels during the Offering, acquisition and operational stages are based on percentages of the Offering proceeds sold, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 11 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2014, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information:	Year Ended December 31,
	2014	2013	2011

Cash paid for interest	$1,255	$939	$413
Distributions declared	$8,194	$4,050	$3,268
Noncash commissions and other offering costs in accounts payable and other accrued expenses	$126	$193	$254
Subscription receivable	$55	$25	$(104)
Value of shares issued from distribution reinvestment program	$3,258	$1,791	$1,458
Issuance of units in exchange for investment in unconsolidated affiliated entities	$-	$-	$911
Restricted escrow deposits and related liability initially established related to Note receivable received in connection with disposition of investment in unconsolidated affiliated entity	$-	$-	$2,400
Satisfaction of promissory note	$-	$-	$7,029

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

Revenue Recognition

The Company invests in real estate assets that generate rental income. Minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred. Revenues from the operations of hotels is recognized when the services are provided.

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2014 and 2013, the Company did not recognize any impairment charges.

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2014 and 2013.

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

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2014, the Company had no material uncertain income tax. The tax years subsequent to and including 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2014 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2014		As of December 31, 2013
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$23,761	$23,548	$24,260	$23,898

Selling Commission, Dealer Manager Fees and Organization and Other Offering Costs

Selling commissions and dealer manager fees paid to the Dealer Manager, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital (“APIC”) as costs are incurred. Any organization costs are expensed as general and administrative costs. From the commencement of the Offering through the termination of the Follow-On Offering (September 27, 2014), the Company incurred approximately $16.3 million in selling commissions and dealer manager fees and $8.5 million of other offering costs and recorded approximately $24.8 million of these costs against APIC.

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

Hampton Inn – Fort Myers Beach

On October 2, 2014, the Company completed the acquisition of a 120-room select service hotel located in Fort Myers, Florida (the “Hampton Inn – Fort Myers Beach”) from an unrelated third party. The Hampton Inn – Fort Myers Beach operates as a “Hampton Inn & Suites” pursuant to a 15-year franchise agreement with Hampton Inn Franchise LLC.

The aggregate purchase price for the Hampton Inn – Fort Myers Beach was approximately $9.4 million. The acquisition was funded with cash. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, approximately $0.1 million.

The acquisition of the Hampton Inn – Fort Myers Beach was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hampton Inn – Fort Myers Beach has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $3.0 million was allocated to land and improvements, $5.1 million was allocated to building and improvements, and $1.3 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the Hampton Inn – Fort Myers Beach as of the closing of the acquisition was approximately 8.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the actual net operating income based the twelve month period ended June 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Philadelphia Airport Hotel Portfolio

On December 17, 2014, the Company completed the portfolio acquisition of the Aloft Philadelphia Airport (the “Aloft - Philadelphia”), a 136-room select service hotel, the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”), a 177-room select service hotel and a land parcel adjacent the Four Points by Sheraton Philadelphia (the “Land Parcel”) (the “Philadelphia Hotel Portfolio”) from an unrelated third party. The Aloft Philadelphia operates as an “Aloft” pursuant to a 20-year franchise agreement with Starwood and the Four Points by Sheraton Philadelphia operates as a “Four Points by Sheraton” pursuant to a 20-year franchise agreement with Starwood.

The aggregate purchase price for the Philadelphia Hotel Portfolio was approximately $22.6 million (including contingent consideration of approximately $0.3 million). The acquisition was funded with cash. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, approximately $0.2 million. The fair value of the assets acquired of approximately $25.4 million exceeded the aggregate cost of $22.6 million, resulting in the recognition of a bargain purchase gain of approximately $2.8 million in the consolidated statements of operations during the fourth quarter of 2014. The Company believes it was able to acquire these properties for less than their aggregate fair value because the seller has implemented a strategy to significantly reduce its owned hotel portfolio and increase its focus on its management and franchise business.

The acquisition of the Philadelphia Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Philadelphia Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $7.9 million was allocated to land and improvements, $15.5 million was allocated to building and improvements, and $2.0 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Philadelphia Hotel Portfolio as of the closing of the acquisition was approximately 8.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

The Arkansas Hotel Portfolio was acquired as part of a transaction in which the third party sellers sold a portfolio of four hotel properties, two of which comprise the Arkansas Hotel Portfolio, and two hotel properties acquired by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”), an affiliated company.  The aggregate purchase price paid for the four properties was $29.1 million, of which $10.7 million related to the Arkansas Hotel Portfolio and such amount was determined based on an internal allocation of the purchase price which was approved by the separate boards of directors of the Company and Lightstone REIT I. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $10.7 million, or approximately $102. The fair value of the assets acquired of $11.9 million exceeded the aggregate cost of $10.7 million, resulting in the recognition of a bargain purchase gain of approximately $1.2 million in the consolidated statements of operations during the second quarter of 2013.  The Company believes it was able to acquire this portfolio for less than its fair value because it was a distressed sale which was required by the mortgage lender.

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

The Company entered into a separate management agreement with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, the Companyh entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock Hotel will both continue to operate as a “TownePlace Suites by Marriott,” which commenced on June 18, 2013.

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

On July 13, 2012, the Company completed the acquisition of the SpringHill Suites - Peabody from the Seller, an unrelated third party.  In connection with the acquisition, the Company assumed the existing Management Agreement with Marriott and simultaneously gave the requisite 30-day notice for early termination, which required the payment of a termination fee (the “Termination Fee”) of approximately $1.2 million to Marriott. Contemporaneously, the Company entered into a 20-year franchise agreement (the “Franchise Agreement”) with Marriott, pursuant to which the SpringHill Suites - Peabody continued to operate as a SpringHill Suites by Marriott commencing on August 11, 2012. The Company entered into a new management agreement (the “SSH Peabody Management Agreement”) with an unrelated third party for the management of the SpringHill Suites - Peabody which commenced on August 11, 2012.

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

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $13.6 million exceeded the aggregate cost of $10.1 million, resulting in the recognition of a bargain purchase gain of approximately $3.5 million in the consolidated statements of operations during the third quarter of 2012. The Company believes it was able to acquire this property for less than its fair value because it was a distressed sale as the mortgage lender had previously taken ownership via a quitclaim deed. There was no contingent consideration related to this acquisition. Approximately $2.8 million was allocated to land, $9.0 million was allocated to building and improvements and $1.0 million was allocated to furniture and fixtures. Additionally, the FFE Reserve was recorded at its cost of approximately $0.8 million.

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

The Company has a relicensing franchise agreement (the “Franchise Agreement”) with Marriott for the Fairfield Inn – East Rutherford which runs through 2025.

The aggregate cost for the Fairfield Inn – East Rutherford was approximately $7.4 million. The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. The fair value of the assets acquired of $11.7 million exceeded the aggregate cost of $7.4 million, resulting in the recognition of a bargain purchase gain of approximately $4.3 million in the consolidated statements of operations during the year ended December 31, 2012. The Company believes it was able to acquire this property for less than its fair value pursuant to a restructuring transaction as the Company had previously purchased the associated mortgage indebtedness, which was in default, from the lender. There was no contingent consideration related to this acquisition.

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford, the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Ft. Myers and the Philadelphia Airport Hotel Portfolio since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2014	2013	2012
Rental revenue	$20,069	$9,858	$2,151
Net income(1)(2)(3)	$3,126	$503	$6,933

Note:

(1)	Includes the $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites - Peabody and the Fairfield Inn – East Rutherford.
(2)	Includes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.
(3)	Includes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelpia Hotel Portfolio.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the the SpringHill Suites – Peabody, the Fairfield Inn – East Rutherford and the Arkansas Hotel Portfolio, the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Fort Myers Beach and the Philadelphia Airport Hotel Portfolio had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2014	2013	2012
Pro forma rental revenue	$38,203	$32,141	$30,706

Pro forma net income/(loss) per Company's common share (4)(5)(6)	$4,326	$1,219	$1,589

Pro forma net income/(loss) per Company's common share, basic and diluted(4)(5)(6)	$0.34	$0.20	$0.32

Note:

(4)	Excludes $7.9 million bargain purchase gain recorded in the year ended December 31, 2012 in connection with the acquisitions of the SpringHill Suites - Peabody and the Fairfield Inn – East Rutherford.
(5)	Excludes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.
(6)	Excludes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelpia Hotel Portfolio.

4. Investments in Unconsolidated Affiliated Entity

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2014	December 31, 2013
Brownmill LLC ("Brownmill")	Various	48.58%	$3,504	$3,834

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

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2014, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the years ended December 31, 2014, 2013 and 2012, Brownmill made distributions of $450, $150 and $300, respectively, to its members, of which the Company’s share was $219, $73 and $135, respectively.

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

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenue	$3,600	$3,551	$3,682
Property operating expenses	1,458	1,377	1,361
Depreciation and amortization	842	840	862
Operating income	1,300	1,334	1,459
Interest expense and other, net	(1,094)	(1,151)	(1,179)
Net income	$206	$183	$280
Company's share of net income	$100	$89	$122
Additional depreciation and amortization expense (1)	(211)	(259)	(283)
Company's loss from investment	$(111)	$(170)	$(161)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the unaudited condensed balance sheet for Brownmill:

	As of	As of
	December 31, 2014	December 31, 2013

Real estate, at cost (net)	$15,493	$16,039
Cash and restricted cash	664	1,530
Other assets	2,096	1,363
Total assets	$18,253	$18,932

Mortgage payable	$20,217	$20,700
Other liabilities	636	588
Members' deficiency	(2,600)	(2,356)
Total liabilities and members' deficiency	$18,253	$18,932

Rego Park Joint Venture

During 2013, LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”) a real estate investment trust also sponsored by the Company’s sponsor, The Lightstone Group, had 10.0% and 90.0% ownership interests, respectively, made final distributions to its members and, as a result, the Company no longer has any investment in the Rego Park Joint Venture. During the years ended December 31, 2013 and 2012, the Rego Park Joint Venture had net income of approximately $1,722 and $3,198, respectively, of which the Company’s share was approximately $156 and $320, respectively.

5. Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$408	$(156)	$18,180

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$7,735	$399	$	$8,134

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at libor plus 0.85% (1.00% at December 31, 2014) and interest expense on the margin loan was $52, $24 and $34 for the years ended December 31, 2014, 2013 and 2012, respectively.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2014 and 2013, the Company did not recognize any impairment charges.

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

As of December 31, 2014 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Mortgages Payable

Mortgages payable consisted of the following:

					Loan Amount Outstanding
Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2014	Maturity Date	Amount Due at Maturity	As of December 31, 2014	As of December 31, 2013

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	23,761	24,260

		4.94%			$23,761	$24,260

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

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Principal maturities	$524	$548	$580	$22,109	$-	$-	$23,761

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $1.0 million was held in restricted escrow accounts as of December 31, 2014. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its debt covenants.

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

	For the Years Ended December 31,
	2014	2013	2012

Selling commissions and dealer manager fees	$8,934	$2,023	$715
Other offering costs	$611	$1,937	$1,495

Since commencement of its Offering through the termination of the Follow-On Offering (September 27, 2014), the Company has incurred approximately $16.3 million in selling commissions and dealer manager fees and $8.5 million of other offering costs.

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

Common Shares

All of the common stock offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the Board of Directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at an annualized distribution rate (the “Annualized Distribution Rate”) for the three-month period ending December 31, 2009. Subsequently, our Board of Directors has declared regular quarterly distributions at the Annualized Distribution Rate

Total distributions declared during the years ended December 31, 2014, 2013 and 2012 were $8.2 million, $4.1 million and $3.3 million, respectively.

On March 27, 2015, the our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2015 in the amount of $0.00178082191 per share per day payable to stockholders of record on the close of business each day during the quarter, which will be paid on April 15, 2015.

Our stockholders have the option to elect the receipt of shares of common stock in lieu of cash under our DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

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

10. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) the interests held by minority owners of certain of our hotels. The units include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 include (i) the 200 limited partner units held by the Advisor and (ii) 177 and 64 Subordinated Profits Interests units held by Lightstone SLP II LLC as of December 31, 2014 and 2013, respectively.

Share Description

See Note 1 for a discussion of rights related to the Subordinated Profits Interests. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2014, 2013 and 2012, the Company paid distributions to noncontrolling interests in LVP Metairie JV LLC of $131, $175 and $306, respectively.

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

Fees	Amount
Selling Commission	The Dealer Manager was paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. From our inception through the termination of the Follow-On Offering (September 27, 2014), approximately $11.2 million of selling commissions were incurred.

Dealer Management Fee	The Dealer Manager was paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. From our inception through termination of the Follow-On Offering (September 27, 2014), approximately $5.1 million of dealer management fees were incurred.

Reimbursement of Offering Expenses	The Company sold Subordinated Profits Interests to Lightstone SLP II LLC for $12.9 million and Lightstone SLP II LLC contributed equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. The proceeds received from the cash sale of Subordinated Profits Interests were used to pay the dealer manager fees and selling commissions.

Fees	Amount

Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Residential/Retail/ Hospitality	The Property Manager will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial	The Property Manager s will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor or its affiliates will be reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Lightstone SLP II, LLC has purchased Subordinated Profits Interests in the Operating Partnership. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There have been no distributions to date. Any future distributions will be paid at a 7% annualized rate of return to Lightstone SLP II, LLC and will always be subordinated until stockholders receive a stated preferred return, as described below.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods:

	For the Years Ended December 31,
	2014	2013	2012
Acquisition fees	$547	$102	$85
Asset management fees	-	114	346
Development fees	140	78	-
Total	$687	$294	$431

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 and $0.4 million were waived by the Advisor during the year ended December 31, 2014 and 2013.

As of December 31, 2014, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 4.

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2014, 2013 and 2012, the Company has paid approximately $44, $106 and $32 in fees to this title insurance agent, respectively.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Lightstone continues to believe these claims to be without merit and will defend the case vigorously.

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

13. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2014 and 2013:

95

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$23,566	$7,289	$6,601	$6,408	$3,268

Operating income/(loss)	$1,668	$88	$834	$895	$(149)

Net income /(loss) (a)	$4,540	$2,807	$855	$845	$33

Less (income)/loss attributable to noncontrolling interests	(68)	(9)	(23)	(31)	(5)

Net income/(loss) applicable to Company's common shares	$4,472	$2,798	$832	$814	$28

Net income/(loss) per common share, basic and diluted	$0.35	$0.15	$0.06	$0.08	$-

a)	Net income for the year ended December 31, 2014 includes a bargain purchase gain of $2.8 million in the 4th quarter of 2014 in connection with the purchase of the Philadelphia Airport Hotel Portfolio. (See Note 3)

	2013
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$13,058	$3,335	$4,092	$3,308	$2,323

Operating income/(loss)	$541	$26	$490	$314	$(289)

Net income /(loss) (a)	$1,370	$(238)	$202	$1,535	$(129)

Less (income)/loss attributable to noncontrolling interests	(40)	16	(1)	(66)	11

Net income/(loss) applicable to Company's common shares	$1,330	$(222)	$201	$1,469	$(118)

Net income/(loss) per common share, basic and diluted	$0.21	$(0.03)	$0.03	$0.25	$(0.02)

b)	Net income for the year ended December 31, 2013 includes a bargain purchase gain of $1.2 million in the 2nd quarter of 2013 in connection with the purchase of the Arkansas Hotel Portfolio. (See Note 3)

14. Subsequent Events

Joint Venture to acquire 11 limited service hotels

On January 19, 2015, the board of directors (the “Board of Directors”) of the Company provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone I and for the Joint Venture to acquire Lightstone I’s membership interest in 11 limited service hotels for approximately $122.4 million, plus closing and other third party transaction costs, contingent upon lender approval. As of December 31, 2014, the 11 limited service hotels were encumbered by approximately $67.2 million in debt. The purchase price was determined based on independent third-party appraisals.

On January 29, 2015 the Company through its operating partnership, entered into an agreement to form the Joint Venture with Lightstone I whereby the Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. The Company is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required.

On January 29, 2015, the Company, through the Joint Venture, and Lightstone I, through a wholly owned subsidiary of Lightstone Value Plus REIT LP, entered into five separate contribution agreements pursuant to which the Joint Venture agreed to acquire Lightstone I’s membership interest in a portfolio of five limited service hotels (the “Hotel Portfolio”) for approximately $64.6 million, excluding transaction costs. The Hotel Portfolio represents five of the 11 limited service hotels to be acquired previously approved by the Board of Directors. The limited service hotels included in the Hotel Portfolio are as follows:

•	a 90-room limited service hotel which operates as a Courtyard by Marriott located in Willoughby, Ohio
•	a 102-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott located in West Des Moines, Iowa
•	a 97-suite limited service hotel which operates as a SpringHill Suites by Marriott located in West Des Moines, Iowa
•	a 126-room limited service hotel which operates as a Hampton Inn located in Miami, Florida
•	a 104-room limited service hotel which operates as a Hampton Inn & Suites located in Fort Lauderdale, Florida

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into a $60.0 million Revolving Credit Facility with GE Capital Markets, Inc. (“GE Capital”). The Revolving Credit Facility bears interest at Libor plus 4.95% (5.20% as of January 29, 2015) and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received the initial loan of $35.0 million under the Revolving Credit Facility which is secured by the Hotel Portfolio plus the Aloft — Tucson and the Holiday Inn — Opelika and $25.0 million remained available under the Revolving Credit Facility.

On February 11, 2015, the Company, through the Joint Venture, completed the acquisition of a 100% membership interest in Courtyard-Parsippany and the acquisition of a 90% membership interest in the Residence Inn - Baton Rouge. In connection with the acquisition of the Courtyard – Parsippany and the Residence Inn - Baton Rouge, the Joint Venture, through subsidiaries, assumed approximately $11.2 million of debt and paid approximately $12.2 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $11.9 million and Lightstone I $0.3 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock. The Company’s advisor has elected to waive the acquisition fee associated with this transaction and did not receive any fees associated with this transaction.

The $7.8 million loan assumed related to Courtyard-Parsippany is secured by the hotel, has maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity. The $3.8 million loan assumed related to Residence Inn - Baton Rouge is secured by the hotel, has a maturity date of November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

The Company through, the Joint Venture, has acquired membership interests in 7 of the 11 limited service hotels approved for acquisition.

Revolving Promissory Note

On February 4, 2015, the Company provided Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) with a $10.0 million Revolving Promissory Note (the “Revolving Promissory Note”.) The Revolving Promissory Note has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity.  The Company received an origination fee of $0.1 million in connection with issuance of the Revolving Promissory Note. Ligthstone III pledged its ownership interest in a 120-room select service hotel located in Des Moines, Iowa, which operates as a Hampton Inn, as collateral for the Revolving Promissory Note.

Distribution Declaration

On March 27, 2015, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2015, in the amount of $0.00178082191 per share per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2015 to shareholders of record as of March 31, 2015.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2014

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total (B)	Accumulated Depreciation (C)	Date Acquired		Depreciable Life (D)

TownePlace Suites Hotel
Harahan, LA	$9,244	$1,800	$10,484	$1,896	$1,800	$12,380	$14,180	$(1,573)	1	/19/2011	(D)

SpringHill Suites Hotel
Peabody, MA	7,930	2,126	10,624	2,786	2,168	13,368	15,536	(1,876)	7	/13/2012	(D)

Fairfield Inn
East Rutherford, NJ	-	2,945	8,743	5,240	2,973	13,955	16,928	(1,059)	12	/31/2012	(D)

TownePlace Suites Hotel
Johnson, AR	2,919	990	4,710	549	990	5,259	6,249	(388)	6	/18/2013	(D)

TownePlace Suites Hotel
Little Rock, AR	3,668	1,037	5,220	908	1,046	6,119	7,165	(406)	6	/18/2013	(D)

Holiday Inn Express Hotel
Opelika, AL	-	999	5,871	-	999	5,871	6,870	(172)	4	/1/2014	(D)

Aloft Tucson University Hotel
Tucson, AZ	-	1,860	17,140	24	1,860	17,164	19,024	(554)	4	/8/2014	(D)

Hampton Inn Hotel
Ft. Myers Beach, FL	-	3,028	6,397	5	3,028	6,402	9,430	(83)	10	/2/2014	(D)

Aloft Philadelphia Airport Hotel
Philadelphia, PA	-	2,595	11,805	8	2,595	11,813	14,408	-	12	/17/2014	(D)

Four Points by Sheraton Hotel
Philadelphia, PA	-	3,267	5,733	-	3,267	5,733	9,000	-	12	/17/2014	(D)

Vacant Lot
Philadelphia, PA	-	2,000	-	-	2,000	-	2,000	-	12	/17/2014	(D)

Total	$23,761	$22,647	$86,727	$11,416	$22,726	$98,064	$120,790	$(6,111)

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including (i) bargain purchase gains recorded in connection with the acquisition and (ii) amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2014	2013	2012

Balance at beginning of year	$56,757	$37,336	$12,514
Acquisitions, at cost	57,905	10,694	16,581
Acquisitions, bargain purchase gain	2,790	1,263	7,857
Improvements	3,338	7,464	384
			-
Balance at end of year	$120,790	$56,757	$37,336

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2014	2013	2012

Balance at beginning of year	$2,670	850	$293
Depreciation expense	3,441	1,820	557

Balance at end of year	$6,111	$2,670	$850

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2015 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	54	Chief Executive Officer and Chairman of the Board of Directors	2015	2008

Edwin J. Glickman	82	Director	2015	2008

George R. Whittemore	65	Director	2015	2008

Dov Gertzulin	36	Director	2015	2008

Bruno de Vinck	69	Secretary and Director	2015	2008

DAVID LICHTENSTEIN is the Chairman of the Board of Directors and Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states. From 2004 to the present, Mr. Lichtenstein has served as the Chairman of the Board of Directors and Chief Executive Officer of Lightstone I and Lightstone Value Plus REIT LLC, its advisor. Mr. Lichtenstein is also the Chairman of the Board of Directors and Chief Executive Officer Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

EDWIN J. GLICKMAN is one of our independent directors and the Chairman of our audit committee. From 2004 to January 2015, Mr. Glickman served as a member of the board of directors of Lightstone I. Mr. Glickman is also an independent director of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996 and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his extensive experience in mortgage lending and finance.

GEORGE R. WHITTEMORE is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I and Lightstone Value Plus Real Estate Investment Trust III, Inc. Mr. Whittemore also presently serves as a Director of Village Bank Financial Corporation in Richmond, Virginia and as a Director of Supertel Hospitality, Inc. in Norfolk, Nebraska, both publicly traded companies. Mr. Whittemore previously served as President and Chief Executive Officer of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond in Virginia. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

DOV GERTZULIN is one of our independent directors. Mr. Gertzulin is the Founder and Managing Member of DG Capital Management, LLC, a New York City based investment adviser founded in February of 2007. Prior to establishing DG Capital, Mr. Gertzulin was a Vice President and Portfolio Manager at Neuberger Berman where he co-managed over $4 billion for high net worth and institutional investors. Mr. Gertzulin joined Neuberger Berman in March of 2002 as a research analyst. Previously, he was a research analyst at JDS Capital Management, which he joined in January of 2000 after beginning his investment career at Neuberger Berman in June of 1998. Mr. Gertzulin earned his MBA from New York University's Stem School of Business in 2006, where he specialized in finance and accounting and was named a Stern Scholar. He earned a BBA from Baruch College in 2001. Mr. Gertzulin is the Chairman of the Investment Committee of the Baruch College Fund with responsibility of overseeing the endowment and is a member of the Executive Committee of the Baruch College Fund Board of Trustees. Mr. Gertzulin has been selected to serve as an independent director due to his extensive experience in investment advisory, finance and accounting.

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

Executive Officers:

The following table presents certain information as of March 15, 2015 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	54	Chief Executive Officer and Chairman of the Board of Directors

Bruno de Vinck	69	Secretary

Mitchell Hochberg	61	President and Chief Operating Officer

Joseph Teichman	41	General Counsel

Donna Brandin	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

Bruno de Vinck for biographical information about Mr. de Vinck, see ‘‘Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer and also serves as President of Lightstone I and the President and Chief Operating Officer of Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Hochberg also serves as the President of our sponsor. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Orient-Express Hotels Ltd and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I, Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Mr. Teichman also serves as Executive Vice President and General Counsel of our sponsor and as General Counsel of our advisor. Prior to joining The Lightstone Group in January 2007, Mr. Teichman practiced law at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned a J.D. from the University of Pennsylvania Law School and a B.A. from Beth Medrash Govoha, Lakewood, New Jersey. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay.

DONNA BRANDIN is our Chief Financial Officer and Treasurer and also serves as the Chief Financial Officer and Treasurer of Lightstone I, Lightstone Value Plus Real Estate Investment Trust III, Inc. and Lightstone Real Estate Income Trust Inc. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our sponsor and as the Chief Financial Officer and Treasurer of our advisor. Prior to joining The Lightstone Group in April 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country, from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned a Bachelor of Science at Kutztown University and a Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2014.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonecapitalmarkets.com/lightstone-other.html or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Dov Gertzulin each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Glickman is qualified as an audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Gertzulin see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/lightstone-other.html

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our affiliates and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2014, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 23, 2015 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT II Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II

David Lichtenstein (1)	20,000	0.11%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Dov Gertzulin	-	-
Bruno de Vinck	-	-
Mitchell Hochberg	-	-
Donna Brandin	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.11%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, our Sponsor, which is majority owned by David Lichtenstein. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701. Lightstone SLP II LLC, which is controlled and wholly owned by our Sponsor, will receive subordinated profits interests of our Operating Partnership in exchange for $30,000,000, assuming 30,000,000 shares are sold pursuant to the Follow-On Offering, which we will use to pay all selling commissions, dealer manager fees and a portion of organization and other offering expenses.

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

Property Managers

We have two affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties. Our Property Managers are Paragon Retail Property Management LLC (“Paragon”) and Beacon Property Management LLC (“Beacon”), all of which are majority owned and controlled by our Sponsor. Paragon, which previously operated under the name Prime Retail Property Management, LLC, manages, leases, develops and redevelops all the factory outlet malls and certain retail properties controlled by our Sponsor. Beacon is a significant manager in the multi-family residential housing sector and oversees the management of approximately 10,000 multifamily units.

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

We have not incurred any fees to the Property Managers for the years ended December 31, 2014, 2013 and 2012.

Dealer Manager

We pay the Dealer Manager selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager expects to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also pay to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2014, 2013 and 2012 were $8.9 million, $2.0 million and $0.7 million, respectively.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $11.3 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $0.3 million and $0.4 million, respectively.

Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million and $0.4 million were waived by the Advisor during the year ended December 31, 2014 and 2013.

Sponsor

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC could have elected to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Any proceeds received from the cash sale of the Subordinated Profits Interests will be used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through December 31, 2014, our Sponsor contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information. Our Sponsor may continue to elect to contribute interests in real property in lieu of cash in exchange for Subordinated Profits Interests in order to fulfill its semi-annual commitment.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2014	Year ended December 31, 2013

Audit Fees (a)	308,550	278,575
Audit-Related Fees (b)	-	-
Tax Fees (c)	65,000	95,000

Total Fees	$373,550	$373,575

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2014.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014.

Audit Committee

George R. Whittemore

Edwin J. Glickman

Dov Gertzulin

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

Dov Gertzulin

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

   LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2014

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
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 31, 2015	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board	March 31, 2015
David Lichtenstein	of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer
Donna Brandin	(Principal Financial Officer and Principal
	Accounting Officer)	March 31, 2015

/s/ Bruno de Vinck	Director	March 31, 2015
Bruno de Vinck

/s/ Edwin J. Glickman	Director	March 31, 2015
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 31, 2015
George R. Whittemore

/s/ Dov Gertzulin	Director	March 31, 2015
Dov Gertzulin

