Form 10-Q
period 2015-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2015-05-13
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No ☑

As of May 10, 2015, there were approximately 18.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investment property:
Land and improvements	$37,880	$22,726
Building and improvements	143,871	80,392
Furniture and fixtures	28,228	17,223
Construction in progress	270	449
Gross investment property	210,249	120,790
Less accumulated depreciation	(7,858)	(6,111)
Net investment property	202,391	114,679

Investments in unconsolidated affiliated entity	3,460	3,504
Cash and cash equivalents	16,811	67,502
Marketable securities, available for sale	17,889	18,180
Restricted escrows and deposits	5,270	988
Note receivable from affiliate	7,000	-
Prepaid expenses and other assets	6,789	2,840
Total Assets	$259,610	$207,693

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$6,363	$2,868
Margin loan	5,501	5,815
Mortgages payable	70,146	23,761
Due to sponsor	233	199
Distributions payable	2,988	3,028
Total liabilities	85,231	35,671

Commitments and contingencies (Note 10)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,671 and 18,493 shares issued and outstanding in 2015 and 2014, respectively	187	185
Additional paid-in-capital	160,028	158,330
Subscription receivable	-	(80)
Accumulated other comprehensive (loss)/income	(39)	252
Accumulated deficit	(6,676)	(5,503)
Total Company stockholders' equity	153,500	153,184

Noncontrolling interests	20,879	18,838

Total Stockholders' Equity	174,379	172,022

Total Liabilities and Stockholders' Equity	$259,610	$207,693

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Rental revenue	$14,791	$3,268

Expenses:
Property operating expenses	9,173	2,296
Real estate taxes	543	86
General and administrative costs	1,301	471
Depreciation and amortization	1,749	564

Total operating expenses	12,766	3,417

Operating income/(loss)	2,025	(149)

Interest and dividend income	421	444
Interest expense	(782)	(321)
Other income, net	218	95
Loss from investments in unconsolidated affiliated entities	(44)	(36)

Net income	1,838	33

Less: net income attributable to noncontrolling interests	(23)	(5)

Net income applicable to Company's common shares	$1,815	$28

Net income per Company's common share, basic and diluted	$0.10	$0.00

Weighted average number of common shares outstanding, basic and diluted	18,645	8,258

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$1,838	$33

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(291)	20

Comprehensive income	1,547	53

Less: Comprehensive income attributable to noncontrolling interests	(23)	(5)

Comprehensive income attributable to the Company's common shares	$1,524	$48

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Shares				Accumulated
	Common		Additional Paid-In	Subscription	Other Comprehensive	Accumulated	Total Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Interests	Equity

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	1,815	23	1,838
Other comprehensive loss	-	-	-	-	(291)	-	-	(291)
Distributions declared	-	-	-	-	-	(2,988)	-	(2,988)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(28)	(28)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,046	2,046
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(3)	-	(33)	-	-	-	-	(33)
Shares issued from distribution reinvestment program	181	2	1,721	-	-	-	-	1,723

BALANCE, March 31, 2015	18,671	$187	$160,028	$-	$(39)	$(6,676)	$20,879	$174,379

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,838	$33
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,749	564
Amortization of deferred financing costs	79	18
Gain on sale of marketable securities	-	(112)
Loss from investments in unconsolidated affiliated entities	44	36
Other non-cash adjustments	17	-
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,251)	(395)
Increase in accounts payable and other accrued expenses	2,073	219
Increase/(decrease) in due to sponsor	34	(113)

Net cash provided by operating activities	4,583	250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(79,722)	(1,366)
Purchase of marketable securities	-	(19,774)
Proceeds from sale of marketable securities	-	9,692
Issuance of note receivable from affiliate	(8,200)	-
Receipt of payments from note receivable from affiliate	1,200
Funding of restricted escrows and deposits	(2,136)	(3,802)

Net cash used in investing activities	(88,858)	(15,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	35,000	-
Payment on mortgages payable	(154)	(126)
Payment of loan fees and expenses	(1,141)	-
Payment on margin loan	(314)	(156)
Proceeds from issuance of common stock	80	12,495
Payment of commissions and offering costs	(116)	(1,545)
Redemption and cancellation of common shares	(33)	(306)
Contribution of noncontrolling interests	1,595	800
Distributions to noncontrolling interests	(28)	(11)
Distributions to common stockholders	(1,305)	(595)

Net cash provided by financing activities	33,584	10,556

Net change in cash and cash equivalents	(50,691)	(4,444)
Cash and cash equivalents, beginning of year	67,502	26,520

Cash and cash equivalents, end of period	$16,811	$22,076

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

The Company’s sponsor is David Lichtenstein (“Lichtenstein”), who does business as The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name. The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is wholly owned by our Sponsor. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP II LLC, which has subordinated profits interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

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

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

As of March 31, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2015 in the Operating Partnership’s common units.

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

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) certain interests in the Joint Venture, LVP Metairie JV LLC, LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC, LVP TPS Fayetteville Holdings LLC and LVP RI Baton Rouge Holdings LLC which are not owned by the Company.

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

From our inception through March 31, 2015, the Company’s Sponsor has made cash contributions of $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2015, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Supplemental disclosure of cash flow information

	Three Months Ended March 31,
	2015	2014

Cash paid for interest	$495	$304
Distributions declared	$2,988	$1,323
Commissions and other offering costs accrued but not paid	$-	$200
Subscription receivable	$-	$78
Value of shares issued from distribution reinvestment program	$1,723	$577
Debt assumed for acquisition	$11,539	$-
Non controlling interest assumed for acquisition	$451	$-

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

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

3.	Acquisitions

On January 19, 2015, the Company’s Board of Directors provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”) for an aggregate of approximately $122.4 million, plus closing and other third party transaction costs, with the acquisition of certain of the properties contingent upon obtaining existing lender approvals. As of December 31, 2014, the 11 limited service hotels were encumbered by an aggregate of approximately $67.2 million in debt.

On January 29, 2015, the Company through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone I whereby the Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. The Company is the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required.

On January 29, 2015, the Company, through the Joint Venture, and Lightstone I, through a wholly owned subsidiary of Lightstone Value Plus REIT LP, entered into five separate contribution agreements pursuant to which the Joint Venture agreed to acquire Lightstone I’s membership interest in a portfolio of five limited service hotels (the “Hotel Portfolio”) for approximately $64.6 million, less adjustments excluding transaction costs. In connection with the acquisition of the Hotel Portfolio, the Joint Venture, through subsidiaries, paid approximately $39.9 million, excluding transaction costs from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $38.9 million and Lightstone I $1.0 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.  The remaining $24.7 million was funded with the proceeds from a Revolving Credit Facility (see below). The Hotel Portfolio represents five of the 11 limited service hotels to be acquired previously approved by the Board of Directors. The limited service hotels included in the Hotel Portfolio are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

• a 90-room limited service hotel which operates as a Courtyard by Marriott located in Willoughby, Ohio;

• a 102-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott located in West Des Moines, Iowa;

• a 97-suite limited service hotel which operates as a SpringHill Suites by Marriott located in West Des Moines, Iowa;

• a 126-room limited service hotel which operates as a Hampton Inn located in Miami, Florida; and

• a 104-room limited service hotel which operates as a Hampton Inn & Suites located in Fort Lauderdale, Florida.

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into a $60.0 million Revolving Credit Facility (the “Revolving Credit Facility”) with GE Capital Markets, Inc. (“GE Capital”). The Revolving Credit Facility bears interest at Libor plus 4.95% (5.20% as of January 29, 2015) and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received the initial loan of $35.0 million under the Revolving Credit Facility which is secured by the Hotel Portfolio plus two other hotels owned by the Company through a wholly owned subsidiary and $25.0 million remained available under the Revolving Credit Facility.

On February 11, 2015, the Company, through the Joint Venture, completed the acquisition of a 100% membership interest in a 121-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard – Parsippany”) located in Parsippany, New Jersey and a 90% membership interest in a 108-room limited service hotel which operates as a Residence Inn by Marriott (the “Residence Inn - Baton Rouge”) located in Baton Rouge, Louisiana. In connection with the acquisition of the Courtyard – Parsippany and the Residence Inn - Baton Rouge, the Joint Venture, through subsidiaries, assumed approximately $11.6 million of debt and paid approximately $12.2 million less adjustments, excluding transaction costs from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $11.9 million and Lightstone I $0.3 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

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

The Courtyard – Parsippany and the Residence Inn - Baton Rouge represent 2 of the 11 limited service hotels that the Company’s Board of Directors previously approved to be acquired by the Joint Venture. Through March 31, 2015, the Company, through the Joint Venture, has acquired membership interests in 7 of the 11 limited service hotels previously approved for acquisition and is awaiting approval from the holders of the debt cross-collateralized by the final 4 of the 11 limited service hotels ((i) an 82-room, Holiday Inn Express Hotel & Suites (the “Holiday Inn Express - Auburn”) located in Auburn, Alabama, (ii) an 83-room limited service hotel which operates as a Fairfield Inn & Suites by Marriott, located in Jonesboro, Arkansas (the Fairfield Inn – Jonesboro”) and (iii) a 130-room select service hotel which operates as a Starwood Hotel Group Aloft Hotel, located in Rogers, Arkansas (the “Aloft – Rogers”, and collectively, the “Arkansas Hotel Portfolio”) and (iv) an 121-room limited service hotel which operates as a Courtyard by Marriott (the “Courtyard - Baton Rouge”) located in Baton Rouge, Louisiana) in order for the Joint Venture to assume the existing debt and complete the sale of the final 4 of the 11 limited service hotels (Holiday Inn Express – Auburn, the Arkansas Hotel Portfolio and the Courtyard - Baton Rouge).

The aggregate purchase price for the Hotel Portfolio, the Courtyard – Parsippany and the Residence Inn - Baton Rouge was approximately $88.7 million (including approximately $0.3 million which represents the 10% minority interest in the Residence Inn - Baton Rouge). The Company’s advisor has elected to waive the acquisition fee associated with this transaction and did not receive any fees associated with this transaction.

The acquisitions of the Hotel Portfolio, the Courtyard – Parsippany and the Residence Inn - Baton Rouge were accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisitions of the Hotel Portfolio, the Courtyard – Parsippany and the Residence Inn - Baton Rouge has been allocated to the assets acquired based upon their preliminary fair values as of the dates of the acquisition. Approximately $15.1 million was allocated to land and improvements, $62.9 million was allocated to building and improvements, and $10.7 million was allocated to furniture and fixtures and other assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The aggregate capitalization rate for the Hotel Portfolio, the Courtyard – Parsippany and the Residence Inn - Baton Rouge as of the closing of the acquisition was approximately 8.5%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the net operating income for the year ended December 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Holiday Inn – Opelika (acquired April 1, 2014), the Aloft – Tucson (acquired April 8, 2014), the Hampton Inn — Ft. Myers(acquired October 1, 2014), the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), the Hotel Portfolio (acquired January 29, 2015) and the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015) since their respective dates of acquisition for the periods indicated:

For the Three Months Ended March 31, 2015

Rental revenue	$11,081
Net income	$2,246

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Ft. Myers, the Philadelphia Airport Hotels, the Hotel Portfolio and the Courtyard – Parsippany and the Residence Inn - Baton Rouge had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated above, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended March 31,
	2015	2014

Pro forma rental revenue	$17,051	$15,022
Pro forma net income	$2,087	$2,187
Pro forma net income per Company's common share, basic and diluted	$0.11	$0.26

4.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$345	$(384)	$17,889

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$408	$(156)	$18,180

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.03% as of March 31, 2015).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2015 and December 31, 2014, the Company did not recognize any impairment charges.

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

As of March 31, 2015 and December 31, 2014, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2015.

5.	Note Receivable from Affiliate

On February 4, 2015, the Company entered into a revolving promissory note (the “Note Receivable from Affiliate”) of up to $10.0 million with Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a real estate investment trust also sponsored by the Company’s sponsor.

The Note Receivable from Affiliate has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of March 31, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $100,000 in connection with the Note Receivable from Affiliate and pledged its ownership interest in a 120-room select service hotel located in Des Moines, Iowa (the “Hampton Inn – Des Moines”) as collateral for the Note Receivable from Affiliate.

6.	Mortgages payable

Mortgages payable consisted of the following:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

					Loan Amount Outstanding
Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2015	Maturity Date	Amount Due at Maturity	As of March 31, 2015	As of December 31, 2014

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$23,628	$23,761

Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	5.22%	January 2018	35,000	35,000	-

Courtyard - Parsippany	LIBOR + 3.50%	3.67%	August 2018	7,126	7,741	-

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,777	-

		4.96%		$67,360	$70,146	$23,761

Courtyard-Parsippany

The $7.8 million loan assumed related to Courtyard-Parsippany is secured by the hotel, has maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity.

Residence Inn - Baton Rouge

The $3.8 million loan assumed related to Residence Inn - Baton Rouge is secured by the hotel, has a maturity date of November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

Revolving Credit Facility

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into the Revolving Credit Facility with GE Capital. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received the initial loan of $35.0 million under the Revolving Credit Facility which is secured by the Hotel Portfolio, the Holiday Inn - Opelika and the Aloft - Tucson through a wholly owned subsidiary and $25.0 million remained available under the Revolving Credit Facility.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$578	$809	$855	$67,904	$-	$-	$70,146

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $3.3 million and $1.0 million was held in restricted escrow accounts as of March 31, 2015 and December 31, 2014. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its debt covenants.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

7.	Equity

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Asset Management Fees	$383	$-
Development Fees	$-	$140

Total	$383	$140

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, accounts receivable (included in other assets), note receivable from affiliate, accounts payable and accrued expenses and the margin loan approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$70,146	$70,167	$23,761	$23,548

The fair value of our mortgages payable with fixed interest rates were determined by discounting the future contractual interest and principal payments by market interest rates.

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

Distribution Payment

On April 15, 2015, the total distribution for the three-month period ending March 31, 2015 of approximately $3.0 million was paid from cash flows provided by operations.

Distribution Declaration

On May 13, 2015, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2015 to shareholders of record as of June 30, 2015.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus Real Estate Investment Trust II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT II LP and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data and where indicated in millions.

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

Lightstone REIT II intends to continue to acquire and operate commercial, residential and hospitality properties, principally in North America. Principally through the Operating Partnership, our future acquisitions may include both portfolios and individual properties. We expect that our commercial holdings will consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties and that our residential properties will be located either in or near major metropolitan areas.

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

The Company filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it was offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 2,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under the its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Follow-On Offering was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering terminated on September 27, 2014.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2015	Annualized Revenues based on rents as of March 31, 2015	Annualized Revenues per square foot as of March 31, 2015

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	84%	$2.7 million	$17.33

Consolidated Properties:				Percentage Occupied	Revenue per Available	Average Daily Rate
Hospitality			Year to Date	for the Three Months	Room for the Three Months	For the Three Months
	Location	Year Built	Available Rooms	Ended March 31, 2015	Ended March 31, 2015	Ended March 31, 2015

TownePlace Suites - Metairie	Harahan, Louisiana	2000	11,160	76%	$89.94	$117.94

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,760	57%	$55.33	$96.67

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	71%	$78.37	$109.96

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	8,280	57%	$49.16	$86.68

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	55%	$45.90	$83.85

Holiday Inn - Opelika	Opelika, Alabama	2009	7,830	73%	$73.38	$100.91

Aloft - Tucson	Tucson, Arizona	1971	13,860	84%	$114.61	$135.80

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	10,800	97%	$162.79	$167.39

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	71%	$72.84	$103.16

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	65%	$58.60	$89.59

Courtyard - Willoughby (1)	Willoughby, Ohio	1999	5,490	80%	$97.65	$121.65

Fairfield Inn - DesMoines (1)	West Des Moines, Iowa	1997	6,222	70%	$67.47	$96.97

SpringHill Suites - DesMoines (1)	West Des Moines, Iowa	1999	5,917	68%	$64.77	$95.60

Hampton Inn - Miami (1)	Miami, Florida	1996	7,686	89%	$147.99	$167.20

Hampton Inn & Suites - Fort Lauderdale (1)	Fort Lauderdale, Florida	1996	6,344	89%	$179.80	$201.35

Courtyard - Parsippany (2)	Parsippany, New Jersey	2001	7,248	62%	$93.50	$149.73

Residence Inn - Baton Rouge (2)	Baton Rouge, Louisiana	2000	5,184	75%	$79.33	$105.94

		Hospitality Total	159,921	72.4%	$87.88	$121.36

(1) hotels acquired on January 29, 2015

(2) hotels acquired on February 11, 2015

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the Three Months Ended March 31, 2015 vs. March 31, 2014

For the three months ended March 31, 2015, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (acquired April 1, 2014) (vi) the Aloft – Tucson (acquired April 8, 2014), (vii) Hampton Inn – Fort Myers Beach (acquired October 1, 2014), (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel Portfolio (acquired January 29, 2015) and (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015)

For the three months ended March 31, 2014 the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites – Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the Arkansas Hotel Portfolio.

2015 Consolidated

Rental revenue

Rental revenue increased by $11.5 million to $14.8 million during the three months ended March 31, 2015 compared to $3.3 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014.

Property operating expenses

Property operating expenses increased by $6.9 million to $9.2 million during the three months ended March 31, 2015 compared to $2.3 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels noted above.

Real estate taxes

Real estate taxes increased by $0.4 million to $0.5 million during the three months ended March 31, 2015 compared to $0.1 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

General and administrative expenses

General and administrative expenses increased by $0.8 million to $1.3 million during the three months ended March 31, 2015 compared to $0.5 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above partially offset by our Sponsor’s waiver of asset management fees in the first quarter of 2014 (see Note 8 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $1.1 million to $1.7 million during the three months ended March 31, 2015 compared to $0.6 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

Interest and dividend income

Interest and dividend income was $0.4 million during both the three months ended March 31, 2015 and 2014. The amounts for both years consist primarily of dividend income earned on our investments in marketable securities.

Other income, net

Other income, net increased by $0.1 million to $0.2 million during the three months ended March 31, 2015 compared to $0.1 million for the same period in 2014. The increase is primarily attributable to the gain on the sale of an unconsolidated investment carried at cost.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the three months ended March 31, 2015 was $44 compared to $36 for the same period in 2014. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $0.8 million during the three months ended March 31, 2015 compared to $0.3 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the Joint Venture , LVP Metairie JV LLC, and LVP East Rutherford LLC, LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings LLC.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2015, our primary sources of funds were (i) $35.0 million of proceeds from mortgage financings and (ii) $1.6 million of cash contributions from noncontrolling interests. Additionally, we have $25.0 million of remaining availability to us under a revolving credit facility (the “Revolving Credit Facility”). The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the remaining uninvested proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter.

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

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings, (iii) the repayment of a revolving promissory note (the “Note Receivable from Affiliate”) from Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $70.1 million and a margin loan of $5.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2015, our total borrowings aggregated $75.6 million which represented 42% of our net assets.

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

On February 4, 2015, we entered into the Note Receivable from Affiliate with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Note Receivable from Affiliate is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of March 31, 2015, the balance of the Note Receivable from Affiliate was $7.0 million which leaves an additional $3.0 million available to Lightstone III through February 4, 2016.

In addition to making investments in accordance with our investment objectives, we have used and expect to continue to use our capital resources to make certain payments to our Advisor and our Property Managers during the various phases of our organization and operation. During our acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay our Property Managers and/or other third-party property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended March 31,
	2015	2014
Asset Management Fees	$383	$-
Development Fees	$-	$140

Total	$383	$140

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

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2015	2014

Net cash provided by operating activities	$4,583	$250
Net cash used in investing activities	(88,858)	(15,250)
Net cash provided by financing activities	33,584	10,556
Net change in cash and cash equivalents	(50,691)	(4,444)
Cash and cash equivalents, beginning of the period	67,502	26,520
Cash and cash equivalents, end of the period	$16,811	$22,076

Our principal sources of cash flow were derived from the proceeds of mortgage financings. In the future, we expect to continue to operate and acquire properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are acquisition and development activities, distributions and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $4.6 million during the 2015 period primarily related to net income of $1.8 million adjusted by adding back approximately $1.7 million of depreciation and amortization and $0.9 million from the changes in assets and liabilities.

Investing activities

The net cash used by investing activities of approximately $88.9 million during the 2015 period reflects (i) $80.0 million of capital expenditures, (ii) $7.0 million loan receivable to Lightstone III and (iii) $2.0 million of deposits for the purchase of real estate.

Financing activities

The net cash provided by financing activities of approximately $33.6 million during the 2015 period primarily consists of (i) proceeds from mortgage financing of $35.0 million and (ii) contributions of $1.6 million from certain noncontrolling interests partially offset by (i) distributions to common stockholders of $1.3 million, (ii) payments on our mortgages payable and margin loan of $0.5 million and (iii) payments of loan fees and expenses of $1.1 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2014 we repurchased 248,858 shares of common stock and for the three months ended March 31, 2015 we repurchased 3,434 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.65 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of March 31, 2015.

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$578	$809	$855	$67,904	$-	$-	$70,146
Interest payments	3,693	4,852	4,766	2,251	-	-	15,562
Total	$4,271	$5,661	$5,621	$70,155	$-	$-	$85,708

In addition to the mortgage payable described above, we have $25.0 million of remaining availability to us under the Revolving Credit Facility and a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $5.5 million as of March 31, 2015 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.03% as of March 31, 2015).

On February 4, 2015, we entered into the Note Receivable from Affiliate with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Note Receivable from Affiliate is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of March 31, 2015, the balance of the Note Receivable from Affiliate was $7.0 million which leaves an additional $3.0 million available to Lightstone III through February 4, 2016.

The Company is awaiting approval from the holders of the Promissory Note and the Courtyard Baton Rouge Loan for the Joint Venture to assume the Promissory Note and the Courtyard Baton Rouge Loan in order to complete the acquisition of the final 4 of the 11 limited service hotels (Holiday Inn Express – Auburn, the Arkansas Hotel Portfolio and the Courtyard - Baton Rouge) previously approved by the Board of Directors (See Note 3 of the Notes to Consolidated Financial Statements for additional information),

Funds from Operations and Modified Funds from Operations

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

	For the Three Months Ended March 31,
	2015	2014
Net income	$1,838	$33
FFO adjustments:
Depreciation and amortization of real estate assets	1,749	564
Adjustments to equity in earnings from
unconsolidated entities, net	153	161
FFO	3,740	758
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs
expensed(1)	274	153
Adjustments to equity in earnings from
unconsolidated entities, net	3	7
Amortization of above or below market leases and
liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums
on debt investments	-	-
Mark-to-market adjustments(3)	(7)	-
Non-recurring gains/from extinguishment/sale
of debt, derivatives or securities holdings(4)	(240)	(112)
MFFO	3,770	806
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$3,770	$806

Net income	$1,838	$33
Less: income attributable to noncontrolling interests	(23)	(5)
Net income applicable to Company's common shares	$1,815	$28
Net income per common share, basic and diluted	$0.10	$0.00

FFO	$3,740	$758
Less: FFO attributable to noncontrolling interests	(73)	(28)
FFO attributable to Company's common shares	$3,667	$730
FFO per common share, basic and diluted	$0.20	$0.09

MFFO - IPA recommended format	$3,770	$806
Less: MFFO attributable to noncontrolling interests	(77)	(28)
MFFO attributable to Company's common shares	$3,693	$778

Weighted average number of common shares
outstanding, basic and diluted	18,645	8,258

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Distribution period:	Q1 2015	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared	March 27, 2015		March 28, 2014

Date distribution paid	April 15, 2015		April 15, 2014

Distributions paid	$2,988		$664
Distributions reinvested	-		659
Total Distributions	$2,988		$1,323

Source of distributions:
Cash flows provided by operations	$2,988	100%	$250	19%
Offering proceeds	-	0%	414	31%
Proceeds from issuance of common
stock through DRIP	-	0%	659	50%
Total Sources	$2,988	100%	$1,323	100%

Cash flows provided by/(used in)
operations (GAAP basis)	$4,583		$250

Number of shares (in thousands)
of common stock issued pursuant
to the Company's DRIP	-		69

The table below presents our cumulative distributions declared and cumulative FFO attributable to the Company’s common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2015
FFO attributable to Company’s common shares	$14,714
Distributions declared	$22,875

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2015, we held marketable securities with a fair value of $17.9 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2015, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.8 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of March 31, 2015:

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$578	$809	$855	$67,904	$-	$-	$70,146

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, accounts receivable (included in other assets), note receivable from affiliate, accounts payable and accrued expenses and the margin loan approximated their fair values as of March 31, 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$70,146	$70,167	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2015, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2015, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any any equity securities that were not registered under the Securities Act of 1933.

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
101*

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the year ended March 31, 2015, filed with the SEC on May 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 13, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

