Form 10-Q
period 2015-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2015-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No ☑

As of August 10, 2015, there were approximately 18.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investment property:
Land and improvements	$43,761	$22,726
Building and improvements	167,473	80,392
Furniture and fixtures	33,809	17,223
Construction in progress	2,034	449
Gross investment property	247,077	120,790
Less accumulated depreciation	(9,999)	(6,111)
Net investment property	237,078	114,679

Investments in unconsolidated affiliated entity	3,419	3,504
Cash and cash equivalents	20,676	67,502
Marketable securities, available for sale	17,078	18,180
Restricted escrows and deposits	2,376	988
Notes receivable from affiliate	17,798	-
Prepaid expenses and other assets	6,943	2,840
Total Assets	$305,368	$207,693

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,759	$2,868
Margin loan	6,288	5,815
Mortgages payable	115,502	23,761
Due to sponsor	204	199
Distributions payable	3,022	3,028
Total liabilities	132,775	35,671

Commitments and contingencies (Note 10)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,637 and 18,493 shares issued and outstanding in 2015 and 2014, respectively	186	185
Additional paid-in-capital	159,697	158,330
Subscription receivable	-	(80)
Accumulated other comprehensive (loss)/income	(850)	252
Accumulated deficit	(7,635)	(5,503)
Total Company stockholders' equity	151,398	153,184

Noncontrolling interests	21,195	18,838
Total Stockholders' Equity	172,593	172,022
Total Liabilities and Stockholders' Equity	$305,368	$207,693

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Rental revenue	$18,330	$6,408	$33,121	$9,676

Expenses:
Property operating expenses	11,317	3,790	20,490	6,086
Real estate taxes	672	248	1,215	334
General and administrative costs	1,378	544	2,679	1,015
Depreciation and amortization	2,145	931	3,894	1,495
Total operating expenses	15,512	5,513	28,278	8,930
Operating income	2,818	895	4,843	746

Interest and dividend income	537	327	958	771
Gain on sale of marketable securities	-	-	-	112
Loss from investments in unconsolidated affiliated entities	(41)	(22)	(85)	(58)
Interest expense	(1,226)	(337)	(2,008)	(658)
Other income/(expense), net	28	(18)	246	(35)
Net income	2,116	845	3,954	878

Less: net income attributable to noncontrolling interests	(53)	(31)	(76)	(36)
Net income applicable to Company's common shares	$2,063	$814	$3,878	$842

Net income per Company's common share, basic and diluted	$0.11	$0.08	$0.21	$0.09

Weighted average number of common shares outstanding, basic and diluted	18,651	9,887	18,648	9,077

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,116	$845	$3,954	$878

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(811)	226	(1,102)	246

Other comprehensive (loss)/income	(811)	226	(1,102)	246

Comprehensive income	1,305	1,071	2,852	1,124

Less: Comprehensive income attributable to noncontrolling interests	(53)	(31)	(76)	(36)

Comprehensive income attributable to the Company's common shares	$1,252	$1,040	$2,776	$1,088

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Stock		Additional		Accumulated Other		Total	Total
			Paid-In	Subscription	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Interests	Equity

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	3,878	76	3,954
Other comprehensive loss	-	-	-	-	(1,102)	-	-	(1,102)
Distributions declared	-	-	-	-	-	(6,010)	-	(6,010)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(28)	(28)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,309	2,309
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(37)	(1)	(364)	-	-	-	-	(365)
Shares issued from distribution reinvestment program	181	2	1,721	-	-	-	-	1,723

BALANCE, June 30, 2015	18,637	$186	$159,697	$-	$(850)	$(7,635)	$21,195	$172,593

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,954	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,894	1,495
Amortization of deferred financing costs	196	36
Gain on sale of marketable securities	-	(112)
Loss from investments in unconsolidated affiliated entities	85	58
Other non-cash adjustments	(4)	1
Changes in assets and liabilities, net of acquisitions:
Increase in prepaid expenses and other assets	(477)	(777)
Increase in accounts payable and other accrued expenses	2,496	959
Increase/(decrease) in due to sponsor	5	(200)
Net cash provided by operating activities	10,149	2,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(95,287)	(27,851)
Proceeds from sale of marketable securities	-	9,692
Purchase of marketable securities	-	(19,774)
Issuance of notes receivable from affiliate	(20,200)	-
Collections on notes receivable from affiliate	2,402	-
Distributions from unconsolidated affiliated entity	-	97
Release of restricted escrows	1,276	1,211

Net cash used in investing activities	(111,809)	(36,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	59,280	-
Payment on mortgages payable	(380)	(248)
Payment of loan fees and expenses	(1,470)	-
Proceeds on margin loan, net	473	4,529
Proceeds from issuance of common stock	80	33,053
Payment of commissions and offering costs	(116)	(3,746)
Contribution of noncontrolling interests	1,653	800
Redemption and cancellation of common shares	(365)	(377)
Distributions to noncontrolling interests	(28)	(11)
Distributions to common stockholders	(4,293)	(1,259)
Net cash provided by financing activities	54,834	32,741

Net change in cash and cash equivalents	(46,826)	(1,546)
Cash and cash equivalents, beginning of year	67,502	26,520
Cash and cash equivalents, end of period	$20,676	$24,974

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it is offered to sell up to 30,000,000 shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

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

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of June 30, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of June 30, 2015 in the Operating Partnership’s common units.

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

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) membership interests held by others in the Joint Venture (see Note 3) and the membership interests held by minority owners of certain of our hotels.

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

From our inception through the termination of the Follow-On Offering, the Company’s Sponsor made cash contributions of $12.9 million and contributed equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million in fulfillment of its commitment.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2015, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information

	For the Six Months Ended June 30,
	2015	2014

Cash paid for interest	$1,480	$626
Distributions declared	$6,010	$2,925
Commissions and other offering costs accrued but not paid	$-	$172
Subscription receivable	$-	$411
Value of shares issued from distribution reinvestment program	$1,723	$1,236
Debt assumed for acquisition	$32,841	$-
Non controlling interest assumed for acquisition	$656	$-
Unrealized (loss) gain in available for sale securities	$(1,102)	$246

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

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

On January 19, 2015, the Company’s Board of Directors provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by the Company’s Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”). The Company’s advisor elected to waive the acquisition fee associated with this transaction.

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

On January 29, 2015, the Company, through the Joint Venture, completed the acquisition of 100% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”) for approximately $64.6 million, excluding transaction costs. The five limited service hotels included in the Hotel I Portfolio are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

•	a Courtyard by Marriott located in Willoughby, Ohio (the “Courtyard – Willoughby”);
•	a Fairfield Inn & Suites by Marriott located in West Des Moines, Iowa (the “Fairfield Inn – Des Moines”);
•	a SpringHill Suites by Marriott located in West Des Moines, Iowa (the SpringHill Suites – Des Moines”);
•	a Hampton Inn located in Miami, Florida (the “Hampton Inn – Miami”); and
•	a Hampton Inn & Suites located in Fort Lauderdale, Florida (the “Hampton Inn & Suites – Fort Lauderdale”).

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into a $60.0 million revolving credit facility (the “Revolving Credit Facility”) with GE Capital Markets, Inc. (“GE Capital”). The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, in connection with the Joint Venture’s acquisition of the Hotel I Portfolio, the Company received an initial advance of $35.0 million under the Revolving Credit Facility which is secured by (i) the Hotel I Portfolio plus (ii) the Aloft – Tucson and the Holiday Inn – Opelika, two other hotels owned by the Company. The Company used the initial proceeds under the Revolving Credit Facility and offering proceeds from the sale of its common stock to fund its contribution related to the acquisition of the Hotel I Portfolio.

On February 11, 2015, the Company, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge”) for an aggregate purchase price of $24.1 million. In connection with the acquisition of the Courtyard – Parsippany and the Residence Inn - Baton Rouge, the Joint Venture, through subsidiaries, assumed an aggregate of approximately $11.6 million of debt and paid approximately $12.2 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $11.9 million and Lightstone I $0.3 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

The assumed debt consisted of (i) a $7.8 million loan collateralized by the Courtyard-Parsippany, which has a maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity and (ii) a $3.8 million loan collateralized by the Residence Inn - Baton Rouge, which has a maturity date of November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

On June 10, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”)  for an aggregate acquisition price of approximately $28.0 million (including approximately $0.3 million which represents the 5% minority interest in the Fairfield Inn – Jonesboro), excluding closing and other related transaction costs. In connection with the acquisition of the Hotel II Portfolio, the Joint Venture, through subsidiaries, assumed approximately $15.1 million of debt and paid approximately $12.9 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $12.6 million and Lightstone I $0.3 million.) The $15.1 million loan assumed is collateralized by the Hotel II Portfolio, has a maturity date of August 6, 2018, bears interest at 4.94% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

On June 30, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s (i) 90% membership interest in a Courtyard by Marriott located in Baton Rouge, Louisiana (the “Courtyard – Baton Rouge”) for an aggregate acquisition price of approximately $7.4 million (including approximately $0.7 million which represents the 10% minority interest in the Courtyard - Baton Rouge), excluding closing and other related transaction costs. In connection with the acquisition of the Courtyard - Baton Rouge, the Joint Venture, through subsidiaries, assumed approximately $6.1 million of debt and paid approximately $1.3 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $1.2 million and Lightstone I $0.1 million) The $6.1 million loan assumed is collateralized by of the Courtyard - Baton Rouge,  matures in May 2017, bears interest at 5.56% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

As of June 30, 2015, the Company, through the Joint Venture, has completed the acquisition of the LVP REIT Hotels as previously approved by its Board of Directors.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The aggregate purchase price for the LVP REIT Hotels was approximately $124.1 million.

The acquisition of the LVP REIT Hotels was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their preliminary fair values as of the dates of the acquisition. Approximately $21.0 million was allocated to land and improvements, $86.4 million was allocated to building and improvements, and $16.7 million was allocated to furniture and fixtures and other assets.

The aggregate capitalization rate for the LVP REIT Hotels as of the closing of the acquisition was approximately 9.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the net operating income for the year ended December 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Holiday Inn – Opelika (acquired April 1, 2014), the Aloft – Tucson (acquired April 8, 2014), the Hampton Inn — Ft. Myers (acquired October 1, 2014), the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), the Hotel I Portfolio (acquired January 29, 2015), the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), the Hotel II Portfolio (acquired June 10, 2015) and the Courtyard - Baton Rouge (acquired June 30, 2015) since their respective dates of acquisition for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Rental revenue	$13,189	$1,738	$24,270	$1,738
Net income (loss)	$2,647	$(75)	$4,893	$(75)

The following table provides unaudited pro forma results of operations for the periods indicated, as if the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Ft. Myers, the Philadelphia Airport Hotels, the Hotel I Portfolio, the Courtyard – Parsippany, the Residence Inn - Baton Rouge, Hotel II Portfolio and the Courtyard - Baton Rouge had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed at the beginning of the earliest period presented, nor are they indicative of the future operating results of the combined company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Pro forma rental revenue	$21,154	$19,007	$41,112	$36,483
Pro forma net income	$2,363	$2,970	$4,572	$5,170

Pro forma net income per Company's common share, basic and diluted	$0.13	$0.30	$0.25	$0.57

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

4.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$278	$(1,128)	$17,078

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$408	$(156)	$18,180

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.03% as of June 30, 2015).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2015 and December 31, 2014, the Company did not recognize any impairment charges.

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

As of June 30, 2015 and December 31, 2014, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the six months ended June 30, 2015.

5.	Notes Receivable from Affiliate

On February 4, 2015, the Company entered into a revolving promissory note (the “Des Moines Note Receivable”) of up to $10.0 million with Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a real estate investment trust also sponsored by the Company’s sponsor. On the same date, in connection with Lightstone III’s acquisition of a Hampton Inn located in Des Moines, Iowa (the “Hampton Inn – Des Moines”), the Company funded $8.2 million under the Des Moines Note Receivable.

The Des Moines Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of June 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $100,000 in connection with the Des Moines Note Receivable and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. The outstanding principal balance and remaining availability under the Des Moines Note Receivable was approximately $7.0 million and $3.0 million, respectively, as of June 30, 2015.

The Des Moines Note Receivable is included in notes receivable from affiliate on our consolidated balance sheet.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

On May 15, 2015, the Company entered into a revolving promissory note (the “Durham Note Receivable”) of up to $13.0 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a Courtyard by Marriott located in Durham, North Carolina (the “Courtyard - Durham”), the Company funded $12.0 million under the Durham Note Receivable.

The Durham Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of June 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III will pay the Company an origination fee of $130,000 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. The outstanding balance and remaining availability under the Durham Promissory Note was $10.8 million and $2.2 million, respectively, as of June 30, 2015. The Durham Note Receivable is included in is included in notes receivable from affiliate on our consolidated balance sheet.

6.	Mortgages payable

Mortgages payable consisted of the following:

					Loan Amount Outstanding
		Weighted
		Average
		Interest Rate				As of
		as of June 30,		Amount Due	As of	December
Description	Interest Rate	2015	Maturity Date	at Maturity	June 30, 2015	31, 2014

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$23,500	$23,761

Revolving Credit Facility, secured by seven properties	LIBOR + 4.95%	5.23%	January 2018	59,280	59,280	-

Courtyard - Parsippany	LIBOR + 3.50%	3.68%	August 2018	7,126	7,700	-

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,758	-

Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	15,133	-

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,131	-

		5.05%		$111,521	$115,502	$23,761

Revolving Credit Facility

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into the Revolving Credit Facility with GE Capital. The Revolving Credit Facility bears interest at Libor plus 4.95% (5.23% as of June 30, 2015) and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received an initial advance of $35.0 million under the Revolving Credit Facility which is secured by the Hotel I Portfolio, plus the Aloft – Tucson and the Holiday Inn – Opelika, two other hotels owned by the Company. During the second quarter of 2015, the Company received additional advances aggregating $24.3 million under the Revolving Credit Facility, which are secured by the same hotels. As a result, the outstanding principal balance and remaining availability under the Revolving Credit Facility were $59.3 million and $0.7 million, respectively, as of June 30, 2015.

Courtyard-Parsippany

The $7.7 million loan collateralized by the Courtyard-Parsippany, has a maturity date of August 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Residence Inn - Baton Rouge

The $3.8 million loan collateralized by the Residence Inn - Baton Rouge, has a maturity date of November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

Promissory Note

The $15.1 million promissory note (the “Promissory Note”) has a maturity date of August 2018, bears interest at 4.94%, and requires monthly principal and interest payments through its stated maturity. The Promissory Note is cross-collateralized by the Hotel II Portfolio consisting of the Holiday Inn Express - Auburn, the Aloft – Rogers and the Fairfield Inn - Jonesboro.

Courtyard - Baton Rouge

The $6.1 million loan collateralized by the Courtyard - Baton Rouge, has a maturity date of May 2017, bears interest at 5.56% and requires monthly principal and interest payments through its stated maturity.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$626	$1,303	$7,151	$106,422	$-	$-	$115,502

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.4 million and $1.0 million was held in restricted escrow accounts as of June 30, 2015 and December 31, 2014. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition Fees	$-	$246	$-	$246
Development Fees	2	-	2	140
Asset Management Fees	495	-	879	-
Total	$497	$246	$881	$386

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $192 and $327 were waived by the Advisor during three and six months ended June 30, 2014.

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

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$115,502	$115,411	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

Distribution Payment

On July 15, 2015, the total distribution for the three-month period ending June 30, 2015 of approximately $3.0 million was paid from cash flows provided by operations.

Distribution Declaration

On August 14, 2015, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on October 15, 2015 to shareholders of record as of September 30, 2015.

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

The Company filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it was offering to sell a maximum of 30,000,000 shares of its common stock (exclusive of 2,500,000 shares available pursuant to its DRIP) and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Follow-On Offering was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering terminated on September 27, 2014.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2015	Annualized Revenues based on rents as of June 30, 2015	Annualized Revenues per square foot as of June 30, 2015

Unconsolidated Affiliated Real Estate Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	71%	$2.5 million	$16.20

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room for the Six Months Ended	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 20, 2015	June 30, 2015	June 30, 2015

TownePlace Suites - Metairie	Harahan, Louisiana	2000	22,444	77%	$88.52	$115.61

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	29,684	70%	$75.88	$109.07

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	81%	$95.74	$118.51

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	16,652	69%	$63.06	$90.98

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	64%	$52.65	$82.94

Holiday Inn - Opelika	Opelika, Alabama	2009	15,747	75%	$77.92	$104.21

Aloft - Tucson	Tucson, Arizona	1971	27,874	78%	$97.06	$124.85

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	21,720	90%	$125.32	$138.86

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	80%	$88.81	$111.32

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	73%	$72.38	$98.76

Courtyard - Willoughby (1)	Willoughby, Ohio	1999	13,680	83%	$101.63	$123.09

Fairfield Inn - DesMoines (1)	West Des Moines, Iowa	1997	15,504	75%	$79.34	$105.60

SpringHill Suites - DesMoines (1)	West Des Moines, Iowa	1999	14,744	74%	$76.49	$103.67

Hampton Inn - Miami (1)	Miami, Florida	1996	19,152	82%	$111.00	$134.74

Hampton Inn & Suites - Fort Lauderdale (1)	Fort Lauderdale, Florida	1996	15,808	83%	$126.95	$153.70

Courtyard - Parsippany (2)	Parsippany, New Jersey	2001	20,989	68%	$96.04	$141.71

Residence Inn - Baton Rouge (2)	Baton Rouge, Louisiana	2000	15,012	82%	$82.80	$101.18

Holiday Inn Express - Auburn (3)	Auburn, Alabama	2002	1,640	79%	$88.91	$112.74

Aloft - Rogers (3)	Rogers, Arkansas	2008	2,600	76%	$95.53	$125.66

Fairfield Inn - Jonesboro (3)	Jonesboro, Arkansas	2009	1,660	85%	$88.71	$104.99

Courtyard - Baton Rouge (4)	Baton Rouge, Louisiana	1997	N/A	N/A	N/A	N/A

		Hospitality Total	353,736	77%	$86.53	$120.60

(1) hotels acquired on January 29, 2015

(2) hotels acquired on February 11, 2015

(3) hotels acquired on June 10, 2015

(4) hotel acquired on June 30, 2015

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended June 30, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the Three Months Ended June 30, 2015 vs. June 30, 2014

For the three months ended June 30, 2015, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (acquired April 1, 2014) (vi) the Aloft – Tucson (acquired April 8, 2014), (vii) Hampton Inn – Fort Myers Beach (acquired October 1, 2014), (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel I Portfolio (acquired January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), (xi) Hotel II Portfolio (acquired June 10, 2015) and (xii) the Courtyard - Baton Rouge (acquired June 30, 2015).

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

2015 Consolidated

Rental revenue

Rental revenue increased by $11.9 million to $18.3 million during the three months ended June 30, 2015 compared to $6.4 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014.

Property operating expenses

Property operating expenses increased by $7.5 million to $11.3 million during the three months ended June 30, 2015 compared to $3.8 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels noted above.

Real estate taxes

Real estate taxes increased by $0.5 million to $0.7 million during the three months ended June 30, 2015 compared to $0.2 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

General and administrative expenses

General and administrative expenses increased by $0.9 million to $1.4 million during the three months ended June 30, 2015 compared to $0.5 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above partially offset by our Sponsor’s waiver of asset management fees in the first half of 2014 (see Note 8 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $1.2 million to $2.1 million during the three months ended June 30, 2015 compared to $0.9 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.5 million during the three months ended June 30, 2015 compared to $0.3 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from affiliate.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the three months ended June 30, 2015 was $41 compared to $22 for the same period in 2014. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting.

Interest expense

Interest expense was $1.2 million during the three months ended June 30, 2015 compared to $0.3 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2015 due to the financing of the acquisition of the hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the Joint Venture and the interests held by minority owners of certain of our hotels.

For the Six Months Ended June 30, 2015 vs. June 30, 2014

For the six months ended June 30, 2015, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (acquired April 1, 2014) (vi) the Aloft – Tucson (acquired April 8, 2014), (vii) Hampton Inn – Fort Myers Beach (acquired October 1, 2014), (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel I Portfolio (acquired January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), (xi) Hotel II Portfolio (acquired June 10, 2015) and (xii) the Courtyard - Baton Rouge (acquired June 30, 2015).

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

2015 Consolidated

Rental revenue

Rental revenue increased by $23.4 million to $33.1 million during the six months ended June 30, 2015 compared to $9.7 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014.

Property operating expenses

Property operating expenses increased by $14.4 million to $20.5 million during the six months ended June 30, 2015 compared to $6.1 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels noted above.

Real estate taxes

Real estate taxes increased by $0.9 million to $1.2 million during the six months ended June 30, 2015 compared to $0.3 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

General and administrative expenses

General and administrative expenses increased by $1.7 million to $2.7 million during the six months ended June 30, 2015 compared to $1.0 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above partially offset by our Sponsor’s waiver of asset management fees in the first half of 2014 (see Note 8 of the Notes to Consolidated Financial Statements for additional information).

Depreciation and amortization

Depreciation and amortization expense increased by $2.4 million to $3.9 million during the six months ended June 30, 2015 compared to $1.5 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $1.0 million during the six months ended June 30, 2015 compared to $0.8 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from affiliate.

Other income, net

Other income, net increased by $0.2 million to $0.2 million during the six months ended June 30, 2015 compared to an expense of $35 for the same period in 2014. The increase is primarily attributable to the gain on the sale of an unconsolidated investment carried at cost.

Earnings from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities during the six months ended June 30, 2015 was $85 compared to $58 for the same period in 2014. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in certain unconsolidated affiliated entities, which we account for under the equity method of accounting. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense was $2.0 million during the six months ended June 30, 2015 compared to $0.7 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2015 due to the financing of the acquisition of the hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the Joint Venture and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2015, our primary sources of funds were (i) $59.3 million of proceeds from mortgage financings and (ii) $1.7 million of cash contributions from noncontrolling interests. The primary source of capital required to fund our future purchases of real estate and/or real estate related investments will principally come from the remaining uninvested proceeds related to our public offering of shares of our common stock and from any indebtedness that we may incur either in connection with the acquisition of any real estate and real estate related investments or thereafter.

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

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings, (iii) the repayment of revolving promissory notes (the “Notes Receivable from Affiliate”) from Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $115.5 million and a margin loan of $6.3 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2015, our total borrowings aggregated $121.8 million which represented 67% of our net assets.

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

On February 4, 2015, we entered into a revolving promissory note (the “Des Moines Note Receivable”) with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of June 30, 2015, the balance of the Des Moines Note Receivable was $7.0 million which leaves an additional $3.0 million available to Lightstone III through February 4, 2016.

On May 15, 2015, we entered into a revolving promissory note (the “Durham Note Receivable”) with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of June 30, 2015, the balance of the Durham Note Receivable was $10.8 million which leaves an additional $2.2 million available to Lightstone III through May 15, 2016.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition Fees	$-	$246	$-	$246
Development Fees	2	-	2	140
Asset Management Fees	495	-	879	-
Total	$497	$246	$881	$386

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $192 and $327 were waived by the Advisor during three and six months ended June 30, 2014.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$10,149	$2,338
Net cash used in investing activities	(111,809)	(36,625)
Net cash provided by financing activities	54,834	32,741
Net change in cash and cash equivalents	(46,826)	(1,546)
Cash and cash equivalents, beginning of the period	67,502	26,520
Cash and cash equivalents, end of the period	$20,676	$24,974

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

Operating activities

The net cash provided by operating activities of approximately $10.1 million during the 2015 period primarily related to net income of $4.0 million adjusted by adding back approximately $4.1 million of depreciation and amortization and $2.0 million from the changes in assets and liabilities.

Investing activities

The net cash used by investing activities of approximately $111.8 million during the 2015 period primarily reflects (i) $95.4 million of capital expenditures and $17.8 million of net loans receivable to Lightstone III.

Financing activities

The net cash provided by financing activities of approximately $54.8 million during the 2015 period primarily consists of (i) proceeds from mortgage financing of $59.3 million and (ii) contributions of $1.7 million from certain noncontrolling interests partially offset by (i) distributions to common stockholders of $4.3 million, (ii) payments on our mortgages payable and margin loan of $0.4 million and (iii) payments of loan fees and expenses of $1.5 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2014 we repurchased 248,858 shares of common stock and for the six months ended June 30, 2015 we repurchased 38,047 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.58 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of June 30, 2015.

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$626	$1,303	$7,151	$106,422	$-	$-	$115,502
Interest payments	2,924	5,881	5,606	2,079	-	-	16,490
Total	$3,550	$7,184	$12,757	$108,501	$-	$-	$131,992

In addition to the mortgage payable described above, we have $0.7 million of remaining availability under the Revolving Credit Facility and a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $6.3 million as of June 30, 2015 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.03% as of June 30, 2015).

On February 4, 2015, we entered into the Des Moines Note Receivable with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of June 30, 2015, the balance of the Des Moines Note Receivable was $7.0 million which leaves an additional $3.0 million available to Lightstone III through February 4, 2016.

On May 15, 2015, we entered into the Durham Note Receivable with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of June 30, 2015, the balance of the Durham Note Receivable was $10.8 million which leaves an additional $2.2 million available to Lightstone III through May 15, 2016.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,116	$845	$3,954	$878
FFO adjustments:
Depreciation and amortization of real estate assets	2,145	931	3,894	1,495
Gain on disposition of unconsolidated affiliated entity	-	-	-	-
Bargain purchase gain	-	-		-
Adjustments to equity in earnings from unconsolidated entities, net	152	156	305	317
FFO	4,413	1,932	8,153	2,690
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	198	360	472	513
Adjustments to equity in earnings from unconsolidated entities, net	-	(2)	3	5
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(25)	-	(32)	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	(240)	(112)
MFFO	4,586	2,290	8,356	3,096
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$4,586	$2,290	$8,356	$3,096

Net income	$2,116	$845	$3,954	$878
Less: income attributable to noncontrolling interests	(53)	(31)	(76)	(36)
Net income applicable to Company's common shares	$2,063	$814	$3,878	$842
Net income per common share, basic and diluted	$0.11	$0.08	$0.21	$0.09

FFO	$4,413	$1,932	$8,153	$2,690
Less: FFO attributable to noncontrolling interests	(131)	(70)	(204)	(98)
FFO attributable to Company's common shares	$4,282	$1,862	$7,949	$2,592
FFO per common share, basic and diluted	$0.23	$0.19	$0.43	$0.29

MFFO - IPA recommended format	$4,586	$2,290	$8,356	$3,096
Less: MFFO attributable to noncontrolling interests	(143)	(69)	(220)	(97)
MFFO attributable to Company's common shares	$4,443	$2,221	$8,136	$2,999

Weighted average number of common shares outstanding, basic and diluted	18,651	9,887	18,648	9,077

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date June 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			May 13, 2015		March 27, 2015

Date distribution paid			July 15, 2015		April 15, 2015

Distributions paid	$6,010		$3,022		$2,988
Distributions reinvested	-		-		-
Total Distributions	$6,010		$3,022		$2,988

Source of distributions:
Cash flows provided by operations	$6,010	100%	$3,022	100%	$2,988	100%
Offering proceeds	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	-	-	-	-	-	0%
Total Sources	$6,010	100%	$3,022	100%	$2,988	100%

Cash flows provided by operations (GAAP basis)	$10,149		$5,566		$4,583

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	-		-		-

	Year to Date June 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			May 14, 2014		March 28, 2014

Date distribution paid			July 15, 2014		April 15, 2014

Distributions paid	$1,449		$785		$664
Distributions reinvested	1,476		817		659
Total Distributions	$2,925		$1,602		$1,323

Source of distributions:
Cash flows provided by operations	$1,449	50%	$785	49%	$250	19%
Offering proceeds	-	-	-	-	414	31%
Proceeds from issuance of common stock through DRIP	1,476	50%	817	51%	659	50%
Total Sources	$2,925	100%	$1,602	100%	$1,323	100%

Cash flows provided by operations (GAAP basis)	$2,338		$2,088		$250

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	155		86		69

The table below presents our cumulative distributions declared and cumulative FFO attributable to the Company’s common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2015
FFO attributable to Company’s common shares	$18,996
Distributions declared	$25,897

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2015, we held marketable securities with a fair value of $17.1 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2015, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.7 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of June 30, 2015:

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$626	$1,303	$7,151	$106,422	$-	$-	$115,502

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, accounts receivable (included in other assets), notes receivable from affiliate, accounts payable and accrued expenses and the margin loan approximated their fair values as of June 30, 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$115,502	$115,411	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2015, we had no off-balance sheet arrangements.

 We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

The plaintiff filed an amended complaint on May 18, 2012, bringing limited claims under theories of unjust enrichment and quantum meruit. On November 21, 2012, the court dismissed this second complaint in part, leaving only $164 (plus interest) in potential damages. The plaintiff appealed this decision and Lightstone cross-appealed arguing that the case should have been dismissed in full. The appeals court denied plaintiff’s motion and granted defendants’ motion, as a result of which all claims were dismissed on March 25, 2014. The plaintiff filed a motion requesting the right to re-appeal to the Court of Appeals, which was granted on August 1, 2014. Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone continues to believe that these claims to be without merit and will defend the case vigorously.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2015, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 14, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

