Form 10-Q
period 2015-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2015-11-13
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐  No ☑

As of November 10, 2015, there were approximately 18.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investment property:
Land and improvements	$43,907	$22,726
Building and improvements	169,555	80,392
Furniture and fixtures	35,901	17,223
Construction in progress	2,052	449
Gross investment property	251,415	120,790
Less accumulated depreciation	(12,414)	(6,111)
Net investment property	239,001	114,679

Investment in unconsolidated affiliated entity	6,030	3,504
Cash and cash equivalents	37,801	67,502
Marketable securities, available for sale	16,297	18,180
Restricted escrows and deposits	2,753	988
Notes receivable from affiliate	11,962	-
Prepaid expenses and other assets	5,986	2,840

Total Assets	$319,830	$207,693

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$9,979	$2,868
Margin loan	7,880	5,815
Mortgages payable	130,144	23,761
Due to sponsor	424	199
Distributions payable	3,049	3,028
Total liabilities	151,476	35,671

Commitments and contingencies (Note 10)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,613 and 18,493 shares issued and outstanding in 2015 and 2014, respectively	186	185
Additional paid-in-capital	159,235	158,330
Subscription receivable	-	(80)
Accumulated other comprehensive (loss)/income	(1,631)	252
Accumulated deficit	(9,483)	(5,503)

Total Company stockholders' equity	148,307	153,184
Noncontrolling interests	20,047	18,838

Total Stockholders' Equity	168,354	172,022

Total Liabilities and Stockholders' Equity	$319,830	$207,693

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Rental revenue	$19,687	$6,601	$52,808	$16,277

Expenses:
Property operating expenses	12,884	4,093	33,374	10,179
Real estate taxes	688	232	1,903	566
General and administrative costs	1,115	510	3,794	1,525
Depreciation and amortization	2,421	932	6,315	2,427

Total operating expenses	17,108	5,767	45,386	14,697

Operating income	2,579	834	7,422	1,580

Interest and dividend income	541	334	1,499	1,105
Gain on sale of marketable securities	-	-	-	112
(Loss)/income from investment in unconsolidated affiliated entity	(42)	1	(127)	(57)
Interest expense	(1,738)	(334)	(3,746)	(992)
Other (expense)/income, net	(85)	20	161	(15)

Net income	1,255	855	5,209	1,733

Less: net income attributable to noncontrolling interests	(53)	(23)	(129)	(59)

Net income applicable to Company's common shares	$1,202	$832	$5,080	$1,674

Net income per Company's common share, basic and diluted	$0.06	$0.06	$0.27	$0.16

Weighted average number of common shares outstanding, basic and diluted	18,623	13,681	18,640	10,629

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,255	$855	$5,209	$1,733

Other comprehensive (loss)/income:
Unrealized (loss)/gain on available for sale securities	(781)	(216)	(1,883)	30

Other comprehensive (loss)/income	(781)	(216)	(1,883)	30

Comprehensive income	474	639	3,326	1,763

Less: Comprehensive income attributable to noncontrolling interests	(53)	(23)	(129)	(59)

Comprehensive income attributable to the Company's common shares	$421	$616	$3,197	$1,704

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

	Common Stock
			Additional		Accumulated Other		Total	Total
			Paid-In	Subscription	Comprehensive		Noncontrolling	Stockholder's
	Shares	Amount	Capital	Receivable	Income/(Loss)	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	5,080	129	5,209
Other comprehensive loss	-	-	-	-	(1,883)	-	-	(1,883)
Distributions declared	-	-	-	-	-	(9,060)	-	(9,060)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(575)	(575)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,284	2,284
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(61)	(1)	(588)	-	-	-	-	(589)
Shares issued from distribution reinvestment program	181	2	1,721	-	-	-	-	1,723
Acquisition of noncontrolling interest in a subsidiary	-	-	(238)	-	-	-	(629)	(867)

BALANCE, September 30, 2015	18,613	$186	$159,235	$-	$(1,631)	$(9,483)	$20,047	$168,354

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,209	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,315	2,427
Amortization of deferred financing costs	347	54
Gain on sale of marketable securities	-	(112)
Loss from investment in unconsolidated affiliated entity	127	57
Other non-cash adjustments	94	-
Changes in assets and liabilities, net of acquisitions:
(Increase)/decrease in prepaid expenses and other assets	436	(878)
Increase in accounts payable and other accrued expenses	4,178	1,207
Decrease in due to sponsor	(322)	(136)

Net cash provided by operating activities	16,384	4,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(97,193)	(28,284)
Purchase of marketable securities	-	(19,774)
Purchase of noncontrolling interest in a subsidiary	(867)	-
Purchase of restricted escrow and working capital	(1,895)	-
Proceeds from sale of marketable securities	-	9,692
Issuance of notes receivable from affiliate	(20,200)	-
Collections on note receivable from affiliate	8,238	-
Distributions from unconsolidated affiliated entity	-	97
Contributions to unconsolidated affiliated entity	(2,653)	-
Release/(funding) of restricted escrows	899	(643)

Net cash used in investing activities	(113,671)	(38,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	74,230	-
Payment on mortgages payable	(688)	(371)
Payment of loan fees and expenses	(1,681)	-
Net proceeds from margin loan	2,065	4,384
Proceeds from issuance of common stock	80	90,834
Payment of commissions and offering costs	(116)	(8,316)
Contribution of noncontrolling interests	2,175	800
Redemption and cancellation of common shares	(589)	(555)
Distributions to noncontrolling interests	(575)	(99)
Distributions to common stockholders	(7,315)	(2,044)

Net cash provided by financing activities	67,586	84,633

Net change in cash and cash equivalents	(29,701)	50,073
Cash and cash equivalents, beginning of year	67,502	26,520
Cash and cash equivalents, end of period	$37,801	$76,593

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

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of September 30, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of September 30, 2015 in the Operating Partnership’s common units.

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

During the third quarter of 2015, the Company paid $0.9 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites - Metairie.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2015, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information

	For the Nine Months Ended September 30,
	2015	2014

Cash paid for interest	$2,979	$942
Distributions declared	$9,060	$5,166
Commissions and other offering costs accrued but not paid	$-	$1,734
Subscription receivable	$-	$13,818
Value of shares issued from distribution reinvestment program	$1,723	$2,053
Debt assumed for acquisition	$32,841	$-
Non controlling interest assumed for acquisition	$656	$-
Unrealized (loss)/gain in available for sale securities	$(1,883)	$30
Purchase of loan receivable	$547	$-
Non-cash purchase of investment property	$536	$-

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its consolidated financial statements.

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

On February 11, 2015, the Company, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge”). In connection with the acquisition of the Courtyard – Parsippany and the Residence Inn - Baton Rouge, the Joint Venture, through subsidiaries, assumed an aggregate of approximately $11.6 million of debt and paid approximately $12.2 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $11.9 million and Lightstone I $0.3 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

The assumed debt consisted of (i) a $7.8 million loan collateralized by the Courtyard-Parsippany, which has a maturity date of August 1, 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity and (ii) a $3.8 million loan collateralized by the Residence Inn - Baton Rouge, matures in November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

On June 10, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”)  for an aggregate acquisition price of approximately $28.0 million (including approximately $0.3 million which represents the 5% minority interest in the Fairfield Inn – Jonesboro), excluding closing and other related transaction costs. In connection with the acquisition of the Hotel II Portfolio, the Joint Venture, through subsidiaries, assumed approximately $15.1 million of debt and paid approximately $12.9 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $12.6 million and Lightstone I $0.3 million.) The $15.1 million loan assumed is collateralized by the Hotel II Portfolio, matures in August 2018, bears interest at 4.94% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

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

As a result, the Company, through the Joint Venture, has completed the acquisition of all of the LVP REIT Hotels.

The aggregate purchase price for the LVP REIT Hotels was approximately $124.1 million.

The acquisition of the LVP REIT Hotels was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired based upon their fair values as of the dates of the acquisition. Approximately $21.0 million was allocated to land and improvements, $86.4 million was allocated to building and improvements, and $16.7 million was allocated to furniture and fixtures and other assets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Rental revenue	$14,420	$1,733	$38,689	$3,511
Net income	$1,810	$298	$6,703	$223

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma rental revenue	$19,687	$19,418	$60,799	$55,901
Pro forma net income	$1,202	$2,971	$5,774	$8,141
Pro forma net income per Company's common share, basic and diluted	$0.06	$0.22	$0.31	$0.77

4.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$121	$(1,752)	$16,297

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$408	$(156)	$18,180

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.03% as of September 30, 2015).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2015 and December 31, 2014, the Company did not recognize any impairment charges.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

As of September 30, 2015 and December 31, 2014, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the nine months ended September 30, 2015.

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

The Des Moines Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $100,000 in connection with the Des Moines Note Receivable and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. As a result of subsequent paydowns aggregating $5.1 million, the outstanding principal balance and remaining availability under the Des Moines Note Receivable was approximately $3.1 million and $6.9 million, respectively, as of September 30, 2015.

On May 15, 2015, the Company entered into a revolving promissory note (the “Durham Note Receivable”) of up to $13.0 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a Courtyard by Marriott located in Durham, North Carolina (the “Courtyard - Durham”), the Company funded $12.0 million under the Durham Note Receivable.

The Durham Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.3% as of September 30, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $130,000 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. As a result of subsequent paydowns aggregating $3.1 million, the outstanding balance and remaining availability under the Durham Promissory Note was $8.9 million and $4.1 million, respectively, as of September 30, 2015.

6.	Mortgages payable

Mortgages payable consisted of the following:

		Weighted Average Interest Rate			Loan Amount Outstanding
Description	Interest Rate	as of September 30, 2015	Maturity Date	Amount Due at Maturity	As of September 30, 2015	As of December 31, 2014

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$23,371	$23,761

Revolving Loan, secured by nine properties	LIBOR + 4.95%	5.28%	January 2018	74,230	74,230	-

Courtyard - Parsippany	LIBOR + 3.50%	3.68%	August 2018	7,126	7,656	-

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,739	-

Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	15,050	-

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,098	-

Grand Total		5.10%		$126,471	$130,144	$23,761

Revolving Credit Facility

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into the Revolving Credit Facility with GE Capital. The Revolving Credit Facility bears interest at Libor plus 4.95% (5.23% as of September 30, 2015) and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received an initial advance of $35.0 million under the Revolving Credit Facility which is secured by the Hotel I Portfolio, plus the Aloft – Tucson and the Holiday Inn – Opelika, two other hotels owned by the Company. During the second quarter of 2015, the Company received additional advances aggregating $24.3 million under the Revolving Credit Facility, which are secured by the same hotels. During the third quarter of 2015, the Revolving Credit Facility was amended to increase the amount available to $75.0 million and the Company received an additional advance of approximately $15.0 million, which is secured by the Philadelphia Airport Hotels.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Courtyard-Parsippany

The $7.7 million loan collateralized by the Courtyard-Parsippany, matures in August 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity.

Residence Inn - Baton Rouge

The $3.8 million loan collateralized by the Residence Inn - Baton Rouge, matures in November 2018, bears interest at 5.36% and requires monthly principal and interest payments through its stated maturity.

Promissory Note

The $15.1 million promissory note (the “Promissory Note”) matures in August 2018, bears interest at 4.94%, and requires monthly principal and interest payments through its stated maturity. The Promissory Note is cross-collateralized by the Hotel II Portfolio.

Courtyard - Baton Rouge

The $6.1 million loan collateralized by the Courtyard - Baton Rouge, matures in May 2017, bears interest at 5.56% and requires monthly principal and interest payments through its stated maturity.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2015:

	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$318	$1,303	$7,151	$121,372	$-	$-	$130,144

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.8 million and $1.0 million was held in restricted escrow accounts as of September 30, 2015 and December 31, 2014, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its debt covenants.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition Fees	$-	$-	$-	$246
Development Fees	48	-	50	140
Asset Management Fees	568	-	1,447	-

Total	$616	$-	$1,497	$386

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $206 and $533 were waived by the Advisor during three and nine months ended September 30, 2014.

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

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$130,144	$130,349	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone has filed a motion of summary judgement on all counts and will continue to defend the case vigorously.

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

Distribution Payment

On October 15, 2015, the total distribution for the three-month period ending September 30, 2015 of approximately $3.1 million was paid from cash flows provided by operations.

Distribution Declaration

On November 13, 2015, the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2015. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.00178082191 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a share price of $10.00. The distribution will be paid in cash on January 15, 2016 to shareholders of record as of December 31, 2015.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2015	Annualized Revenues based on rents as of September 30, 2015	Annualized Revenues per square foot as of September 30, 2015

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	73%	$2.6 million	$16.35

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room for the Nine Months	Average Daily Rate For the Nine Months Ended
	Location	Year Built	Available Rooms	9/30/2015	Ended September 30, 2015	September 30, 2015

TownePlace Suites - Metairie	Harahan, Louisiana	2000	33,852	72%	$81.03	$112.32

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	44,772	76%	$90.13	$118.72

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	83%	$101.17	$121.36

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	25,116	72%	$67.09	$92.79

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	25,116	66%	$55.27	$83.16

Holiday Inn - Opelika	Opelika, Alabama	2009	23,751	76%	$80.07	$105.60

Aloft - Tucson	Tucson, Arizona	1971	42,042	74%	$88.08	$119.31

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	32,760	83%	$103.75	$125.51

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,128	81%	$90.85	$111.81

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,321	73%	$71.71	$98.59

Courtyard - Willoughby (1)	Willoughby, Ohio	1999	21,960	84%	$106.12	$126.25

Fairfield Inn - DesMoines (1)	West Des Moines, Iowa	1997	24,888	76%	$82.24	$108.70

SpringHill Suites - DesMoines (1)	West Des Moines, Iowa	1999	23,668	75%	$78.57	$105.35

Hampton Inn - Miami (1)	Miami, Florida	1996	30,744	73%	$90.89	$123.69

Hampton Inn & Suites - Fort Lauderdale (1)	Fort Lauderdale, Florida	1996	25,376	79%	$106.23	$134.98

Courtyard - Parsippany (2)	Parsippany, New Jersey	2001	34,881	70%	$96.09	$136.39

Residence Inn - Baton Rouge (2)	Baton Rouge, Louisiana	2000	24,948	82%	$81.90	$99.75

Holiday Inn Express - Auburn (3)	Auburn, Alabama	2002	9,184	72%	$82.56	$114.70

Aloft - Rogers (3)	Rogers, Arkansas	2008	14,560	56%	$70.42	$125.72

Fairfield Inn - Jonesboro (3)	Jonesboro, Arkansas	2009	9,296	83%	$87.98	$105.99

Courtyard - Baton Rouge (4)	Baton Rouge, Louisiana	1997	11,132	74%	$74.86	$101.02

		Hospitality Total	581,988	75%	$85.80	$113.82

(1) hotels acquired on January 29, 2015

(2) hotels acquired on February 11, 2015

(3) hotels acquired on June 10, 2015

(4) hotel acquired on June 30, 2015

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2015 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the Three Months Ended September 30, 2015 vs. September 30, 2014

For the three months ended September 30, 2015, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (acquired April 1, 2014) (vi) the Aloft – Tucson (acquired April 8, 2014), (vii) Hampton Inn – Fort Myers Beach (acquired October 1, 2014), (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel I Portfolio (acquired January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), (xi) Hotel II Portfolio (acquired June 10, 2015) and (xii) the Courtyard - Baton Rouge (acquired June 30, 2015).

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

2015 Consolidated

Rental revenue

Rental revenue increased by $13.1 million to $19.7 million during the three months ended September 30, 2015 compared to $6.6 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014.

Property operating expenses

Property operating expenses increased by $8.8 million to $12.9 million during the three months ended September 30, 2015 compared to $4.1 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels noted above.

Real estate taxes

Real estate taxes increased by $0.5 million to $0.7 million during the three months ended September 30, 2015 compared to $0.2 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

General and administrative expenses

General and administrative expenses increased by $0.6 million to $1.1 million during the three months ended September 30, 2015 compared to $0.5 million for the same period in 2014. The increase is primarily attributable to the increase in asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $1.5 million to $2.4 million during the three months ended September 30, 2015 compared to $0.9 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

Interest and dividend income

Interest and dividend income increased by $0.2 million to $0.5 million during the three months ended September 30, 2015 compared to $0.3 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from affiliate.

Earnings from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity during the three months ended September 30, 2015 was $42 compared to $1 for the same period in 2014. Our earnings from investment in unconsolidated affiliated entity is attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $1.7 million during the three months ended September 30, 2015 compared to $0.3 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2015 due to the financing of the acquisition of the hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the Joint Venture and the interests held by minority owners of certain of our hotels.

For the Nine months Ended September 30, 2015 vs. September 30, 2014

For the nine months ended September 30, 2015, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (acquired April 1, 2014) (vi) the Aloft – Tucson (acquired April 8, 2014), (vii) Hampton Inn – Fort Myers Beach (acquired October 1, 2014), (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel I Portfolio (acquired January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), (xi) Hotel II Portfolio (acquired June 10, 2015) and (xii) the Courtyard - Baton Rouge (acquired June 30, 2015).

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

2015 Consolidated

Rental revenue

Rental revenue increased by $36.5 million to $52.8 million during the nine months ended September 30, 2015 compared to $16.3 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014.

Property operating expenses

Property operating expenses increased by $23.2 million to $33.4 million during the nine months ended September 30, 2015 compared to $10.2 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels noted above.

Real estate taxes

Real estate taxes increased by $1.3 million to $1.9 million during the nine months ended September 30, 2015 compared to $0.6 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

General and administrative expenses

General and administrative expenses increased by $2.3 million to $3.8 million during the nine months ended September 30, 2015 compared to $1.5 million for the same period in 2014. The increase is attributable to the acquisition of the hotels described above and increased asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $3.9 million to $6.3 million during the nine months ended September 30, 2015 compared to $2.4 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above.

Interest and dividend income

Interest and dividend income increased by $0.4 million to $1.5 million during the nine months ended September 30, 2015 compared to $1.1 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from affiliate offset by a decrease in dividend income from our investments in marketable securities.

Other income, net

Other income, net increased by $0.2 million to $0.2 million during the nine months ended September 30, 2015 compared to an expense of $15 for the same period in 2014. The increase is primarily attributable to the gain on the sale of an unconsolidated investment carried at cost.

Earnings from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity during the nine months ended September 30, 2015 was $127 compared to $57 for the same period in 2014. Our earnings from investment in unconsolidated affiliated entity is attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $3.7 million during the nine months ended September 30, 2015 compared to $1.0 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2015 due to the financing of the acquisition of the hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) membership interests held by others in the Joint Venture and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the nine months ended September 30, 2015, our primary sources of funds were (i) $74.2 million of proceeds from mortgage financings, (ii) $8.2 million of proceeds from the repayment of our notes receivable from affiliate and (iii) $2.2 million of cash contributions from noncontrolling interests.

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings or sale of our investments in marketable securities, (iii) the repayment of our notes receivable from affiliate from Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $130.1 million and a margin loan of $7.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2015, our total borrowings aggregated $138.0 million which represented 76% of our net assets.

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

On February 4, 2015, we entered into a revolving promissory note (the “Des Moines Note Receivable”) with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of September 30, 2015, the balance of the Des Moines Note Receivable was $3.1 million which leaves an additional $6.9 million available to Lightstone III through February 4, 2016.

On May 15, 2015, we entered into a revolving promissory note (the “Durham Note Receivable”) with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of September 30, 2015, the balance of the Durham Note Receivable was $8.9 million which leaves an additional $3.1 million available to Lightstone III through May 15, 2016.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition Fees	$-	$-	$-	$246
Development Fees	48	-	50	140
Asset Management Fees	568	-	1,447	-

Total	$616	$-	$1,497	$386

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $206 and $533 were waived by the Advisor during three and nine months ended September 30, 2014.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2015	2014

Net cash provided by operating activities	$16,384	$4,352
Net cash used in investing activities	(113,671)	(38,912)
Net cash provided by financing activities	67,586	84,633
Net change in cash and cash equivalents	(29,701)	50,073
Cash and cash equivalents, beginning of the period	67,502	26,520
Cash and cash equivalents, end of the period	$37,801	$76,593

Our principal sources of cash flow were derived from the proceeds of mortgage financings and collections on our notes receivable from affiliate. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $16.4 million during the 2015 period primarily related to net income of $5.2 million adjusted by adding back approximately $6.9 million of non-cash adjustments and $4.3 million from the changes in assets and liabilities.

Investing activities

The net cash used by investing activities of approximately $113.7 million during the 2015 period primarily reflects (i) $99.1 million of capital expenditures, (ii) $2.7 million of contributions to an unconsolidated affiliated entity and (iii) $12.0 million of net loans receivable to Lightstone III.

Financing activities

The net cash provided by financing activities of approximately $67.6 million during the 2015 period primarily consists of (i) net proceeds from mortgage financing and our margin loan of $75.6 million and (ii) contributions of $2.2 million from certain noncontrolling interests partially offset by (i) distributions to common stockholders of $7.3 million and (ii) payments of loan fees and expenses of $1.7 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2014 we repurchased 248,858 shares of common stock and for the nine months ended September 30, 2015 we repurchased 61,457 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.56 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of September 30, 2015.

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$318	$1,303	$7,151	$121,372	$-	$-	$130,144
Interest payments	1,613	6,711	6,434	2,217	-	-	16,975
Total	$1,931	$8,014	$13,585	$123,589	$-	$-	$147,119

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $7.9 million as of September 30, 2015 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.03% as of September 30, 2015).

On February 4, 2015, we entered into the Des Moines Note Receivable with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of September 30, 2015, the balance of the Des Moines Note Receivable was $3.1 million which leaves an additional $6.9 million available to Lightstone III through February 4, 2016.

On May 15, 2015, we entered into the Durham Note Receivable with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of September 30, 2015, the balance of the Durham Note Receivable was $8.9 million which leaves an additional $4.1 million available to Lightstone III through May 15, 2016.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,255	$855	$5,209	$1,733
FFO adjustments:
Depreciation and amortization of real estate assets	2,421	932	6,315	2,427
Adjustments to equity in earnings from unconsolidated affiliated entity, net	151	153	456	470
FFO	3,827	1,940	11,980	4,630
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	18	258	490	771
Adjustments to equity in earnings from unconsolidated affiliated entitiy, net	(7)	(2)	(4)	3
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	48	-	16	-
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	11	-	(229)	(112)
MFFO	3,897	2,196	12,253	5,292
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$3,897	$2,196	$12,253	$5,292

Net income	$1,255	$855	$5,209	$1,733
Less: income attributable to noncontrolling interests	(53)	(23)	(129)	(59)
Net income applicable to Company's common shares	$1,202	$832	$5,080	$1,674
Net income per common share, basic and diluted	$0.06	$0.06	$0.27	$0.16

FFO	$3,827	$1,940	$11,980	$4,630
Less: FFO attributable to noncontrolling interests	(122)	(60)	(326)	(158)
FFO attributable to Company's common shares	$3,705	$1,880	$11,654	$4,472
FFO per common share, basic and diluted	$0.20	$0.14	$0.63	$0.42

MFFO - IPA recommended format	$3,897	$2,196	$12,253	$5,292
Less: MFFO attributable to noncontrolling interests	(123)	(60)	(343)	(157)
MFFO attributable to Company's common shares	$3,774	$2,136	$11,910	$5,135

Weighted average number of common shares outstanding, basic and diluted	18,623	13,681	18,640	10,629

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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

	Year to Date September 30, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			August 14, 2015		May 13, 2015		March 27, 2015

Date distribution paid			Oct 15, 2015		July 15, 2015		April 15, 2015

Distributions paid	$9,060		$3,050		$3,022		$2,988
Distributions reinvested	-		-		-		-
Total Distributions	$9,060		$3,050		$3,022		$2,988

Source of distributions:
Cash flows provided by operations	$9,060	100%	$3,050	100%	$3,022	100%	$2,988	100%
Offering proceeds	-	-	-	-	-	-	-	0%
Proceeds from issuance of common stock through DRIP	-	-	-	-	-	-	-	0%
Total Sources	$9,060	100%	$3,050	100%	$3,022	100%	$2,988	100%

Cash flows provided by
operations (GAAP basis)	$16,384		$6,235		$5,566		$4,583

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	-		-		-		-

	Year to Date September 30, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q3 2014	Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared			August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$2,485		$1,036		$785		$664
Distributions reinvested	2,681		1,205		817		659
Total Distributions	$5,166		$2,241		$1,602		$1,323

Source of distributions:
Cash flows provided by operations	$2,485	48%	$1,036	46%	$785	49%	$250	19%
Offering proceeds	-	-	-	-	-	-	414	31%
Proceeds from issuance of common stock through DRIP	2,681	52%	1,205	54%	817	51%	659	50%
Total Sources	$5,166	100%	$2,241	100%	$1,602	100%	$1,323	100%

Cash flows provided by operations (GAAP basis)	$4,352		$2,014		$2,088		$250

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	282		127		86		69

The table below presents our cumulative distributions declared and cumulative FFO attributable to the Company’s common shares:

For the period April, 28, 2008
(date of inception) through
September 30, 2015
FFO attributable to Company’s common shares	$22,701
Distributions declared	$28,947

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from October 1, 2015 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2015, we had one interest rate swap with an insignificant intrinsic value.

As of September 30, 2015, we held marketable securities with a fair value of $16.3 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of September 30, 2015, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.6 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of September 30, 2015:

	Remainder of
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Principal maturities	$318	$1,303	$7,151	$121,372	$-	$-	$130,144

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, accounts receivable (included in other assets), notes receivable from affiliate, accounts payable and accrued expenses and the margin loan approximated their fair values as of September 30, 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$130,144	$130,349	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2015, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

Plaintiff has appealed to the Court of Appeals, which affirmed in part and denied in part, leaving a smaller number of claims available to the Plaintiff. Plaintiff has indicated that it intends to continue to pursue these claims in the trial court. Lightstone has filed a motion of summary judgement on all counts and will continue to defend the case vigorously.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended September 30, 2015, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 13, 2015, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 13, 2015	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

