Form 10-K
period 2015-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2016-03-24
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2015

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

There is no established market for the Registrant’s common shares. As of June 30, 2015, the last business day of the most recently completed second quarter, there were 18.6 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 22, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.13 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2015. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2016, there were approximately 18.5 million shares of common stock held by non-affiliates of the registrant.

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

We currently have one operating segment. As of December 31, 2015, we majority owned and consolidated the operating results and financial condition of 21 limited service hotels containing a total of 2,481 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Offering and Structure

Our Sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels, and 3.3 million square feet of retail space. The residential, office, industrial and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our Sponsor employs approximately 383 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

We have affiliated property managers (our “Property Managers”), which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10.00 per share and 6.5 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”). We also had 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering shares of our common stock for sale to the public.

The Offering, which terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), we had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

Our registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which we offered to sell up to 30.0 million shares of our common stock for $10.00 per share, subject to certain volume discounts (the “Primary Offering”) (exclusive of 2,500,000 shares available pursuant to our DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of December 31, 2015, 5.9 million shares remain available for issuance under our DRIP. On January 19, 2015, our Board of Directors suspended the DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of our Follow-On Offering. Orchard Securities also opened a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering under our Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through the termination of the Follow-On Offering (September 27, 2014), cumulative gross offering proceeds of $177.3 million were released to us. We invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 in the Operating Partnership’s common units.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event twe do not obtain listing prior to the tenth anniversary of the completion or termination of our Offering, our charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

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

From our inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information.

Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in North America through our Operating Partnership. Our commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% equity interest in Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% equity interest), December 2010 (with respect to a 8.163% equity interest), December 2011 (with respect to a 5.587% equity interest), June 2012 (with respect to a 5.102% equity interest) and October 2012 (with respect to an 3.4776% equity interest).

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, now have a 100.0% ownership interest.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired in June 2010;

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville” and collectively, the “Arkansas Hotel Portfolio”), respectively, and in June 2015, we acquired the remaining 5.0% membership interest in all of these hotels and as a result, now have 100.0% ownership interests.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014, we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	LVP REIT Hotels:

In January 2015, our Board of Directors provided approval for us to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”). Our advisor elected to waive the acquisition fee associated with this transaction.

Subsequently in January 2015, we, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone I whereby we and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. We are the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required.

In January 2015, we, through the Joint Venture, completed the acquisition of 100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

In February 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90.0% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge. These two hotels were part of the LVP REIT Hotels.

In June 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100.0% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95.0% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”). These three hotels were part of the LVP REIT Hotels.

In June 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s 90.0% membership interest in a Courtyard by Marriott located in Baton Rouge, Louisiana (the “Courtyard – Baton Rouge”). This hotel was part of the LVP REIT Hotels.

Related Parties

Our business is managed by the Advisor, an affiliate of our Sponsor, under the terms and conditions of an advisory agreement. Our Sponsor and Advisor are owned and controlled by David Lichtenstein, the Chairman of our Board of Directors.  Our Sponsor is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels and 3.3 million square feet of retail space. These residential, office , industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey and Maryland, our Sponsor employs approximately 383 staff and professionals including a senior management team with approximately 24 years on average of industry experience. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations. Our Sponsor is also the Sponsor of (i) Hamilton National Income Trust, Inc. (“HNIT”), (ii) Lightstone I, (iii) Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and (iv) Lightstone Real Estate Income Trust Inc. (“Lightstone IV” and collectively, “Sponsor’s Other Public Programs”), all programs with similar investment objectives as ours.

Acquired properties and development activities may be managed by our Property Managers or other affiliates of our Advisor.

Our Advisor and Property Managers are each related parties. Each of these entities receives compensation and fees for services for the investment and management of our assets. These entities received fees during the offering stage (which was completed on September 27, 2014) and have and will continue to receive fees during our acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have acquired and/or intend to continue to acquire residential and commercial properties as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

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

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally used cash proceeds from the sale of shares of our common stock to fund such distributions. We may continue to fund such distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared an annualized distribution rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at the Initial Annualized Distribution Rate for the three-month period ending December 31, 2009. Subsequently, our Board of Directors declared regular quarterly distributions at the Initial Annualized Distribution Rate.

On September 25, 2015, the Board of Directors resolved that future distributions declared to our shareholders of record each day during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%.

Total distributions declared during the years ended December 31, 2015, 2014 and 2013 were $12.3 million, $8.2 million and $4.1 million, respectively.

On March 22, 2016, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2016 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on April 15, 2016.

DRIP and Share Repurchase Programs

Our DRIP may provide our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions.

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2014, we redeemed 0.2 million common shares at an average price per share of $9.18 per share. During 2015, we redeemed 0.1 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.61 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we intend to operate to offer existing owners the opportunity to contribute those properties to Lightstone REIT II in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

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

The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•	Some of the properties we may acquire may be adversely affected by the recent adverse market conditions that affected real property. If our properties are adversely affected by the recent adverse market conditions, our cash flows from operations will decrease and we will have less cash available for distributions.

•	Cash available for distributions may be reduced if we are required to make capital improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire or investments we make have lower cash flows than expected.

•	Until we invest any proceeds received from the dispositions of our properties, sales and redemptions of our marketable securities, redemptions or repayments of our real estate-related investments, we may invest in lower yielding short term instruments, which could result in a lower yield on stockholders’ investment.

•	In connection with future property acquisitions, we may issue additional shares of common stock and/or Operating Partnership units or interests in the entities that own our properties. We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you. If we issue additional shares, that issuance could reduce the cash available for distributions to you.

•	We make distributions to our stockholders to comply with the distribution requirements of the Code, and to eliminate, or at least minimize, exposure to U.S. federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the U.S. federal income tax benefits associated with qualifying as a REIT.

Distributions paid from sources other than our cash flow from operations will cause us to have less funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions to both stockholders and Lightstone SLP II LLC from sources other than from our cash flow from operations.  For the year ended December 31, 2015, our cash flow from operations of approximately $17.0 million was in excess of our distributions of approximately $12.3 million declared during such period and for the year ended December 31, 2014, our cash flow from operations of approximately $4.4 million was a shortfall of approximately $3.8 million, or 46%, of our distributions of approximately $8.2 million declared during such period and for the year ended December 31, 2013, our cash flow from operations of approximately $2.7 million was a shortfall of approximately $1.4 million, or 34%, of our distributions of approximately $4.1 million declared during such period. If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $10.13 per share after allocations to the holder of Subordinated Profits Interests as of December 31, 2015. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

•	This value may not actually be realized by us or by our stockholders upon liquidation;

•	Stockholders may not realize this value if they were to attempt to sell their common stock; or

•	This value may not reflect the price at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system.

Our common stock is not currently listed on an exchange or trading market and is illiquid.

There is currently no public trading market for the shares. Subsequent to the close of our public offering in September 2014, our common stock has not been listed on a stock exchange. Accordingly, we do not expect a public trading market for our shares to develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system. The absence of an active public market for our shares could impair your ability to sell our stock at a profit or at all. Therefore, our shares should be purchased as a long term investment only.

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

Lightstone SLP II LLC will receive returns on its Subordinated Profits Interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its Subordinated Profits Interests which were issued as proceeds were raised in our offerings. In addition, we may eventually repay Lightstone SLP II LLC up to $17.7 million for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders. Furthermore, if the advisory agreement is terminated we may repay Lightstone SLP II LLC for its investment in the Subordinated Profit Interests in connection with our offerings, which will result in a smaller pool of assets available for distribution to you.

We have disclosed funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs, and that have certain other limitations.

We will use, and have disclosed to investors, FFO and MFFO, which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, Inc., or NAREIT, a trade group. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA, another trade group. However, our computation of FFO and MFFO may not be comparable to that of other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Conflicts of Interest

There are conflicts of interest between our Advisor, our Property Managers their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT LLC, the Advisor to Lightstone I, Lightstone Value Plus REIT III LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and Lightstone Real Estate Income LLC, the Advisor to Lightstone Real Estate Income Trust Inc. (“Lightstone IV”) and Hamilton National Income Trust LLC, the Advisor to Hamilton National Income Trust, Inc. (“HNIT”), all non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with related parties.

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

Certain of related parties who provide services to us may be engaged in competitive activities.

Our Advisor, Property Managers and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, the Sponsor may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment after 75% of the total gross proceeds from our offering have been invested or committed for investment in real properties.

Our Sponsor’s Other Public Programs may be engaged in competitive activities.

Our Advisor, Property Managers and their respective affiliates through activities of our Sponsor’s Other Public Programs may be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us, including our Sponsor’s Other Public Programs may compete with us for both the acquisition and/or refinancing of properties of a type suitable for our investment.

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

Property management services are being provided by related parties.

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

Our Advisor and its affiliates receive commissions, fees and other compensation based upon our investments.

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

Title insurance services are being provided by a related party. From time to time, we purchase title insurance from an agent in which our Sponsor owns a fifty percent limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to our purchase of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis.

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

Members of our Board of Directors are also on the Board of Directors of Our Sponsor’s Other Public Programs.

Certain of our directors are also directors of our Sponsor’s Other Public Programs. Accordingly, each of our directors owes fiduciary duties to our Sponsor’s Other Public Programs and their respective stockholders. The duties of our directors to our Sponsor’s Other Public Programs may influence the judgment of our Board of Directors when considering issues that may affect us. For example, we are permitted to enter into a joint venture or preferred equity investment with our Sponsor’s Other Public Programs for the acquisition of property or real estate-related investments. Decisions of our Board of Directors regarding the terms of those transactions may be influenced by our directors’ duties to our Sponsor’s Other Public Programs and their respective stockholders.

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

Stockholders have limited control over changes in our policies.

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

Certain of our related parties will receive substantial fees prior to the payment of distributions to our stockholders.

We will pay or cause to be paid substantial compensation to our Advisor and Property Managers and their employees. In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of distributions to our stockholders and none of these payments are subordinated to a specified return to our stockholders. Also, although our Property Managers, affiliates of our Sponsor, will receive compensation under management agreements prior to the payment of distributions to our stockholders. In addition, other affiliates of our Sponsor may from time to time provide services to us if approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

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

Operating risks:

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

We may depend on tenants who lease from us on a triple-net basis to pay the appropriate portion of expenses.

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

Our revenue may be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

In the retail sector, any tenant occupying a large portion of the gross leasable area (“GLA”) of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated. We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions may also exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If such tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

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

Our lodging properties will be operated by a third-party management company and could be adversely affected if that third-party management company, or its affiliated brands, experiences negative publicity or other adverse developments, such as financial disagreements between the third party manager and the owner, disagreements about marketing between the third party manager and the owner and the third party manager’s brand falling out of favor.

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

We may invest in real estate-related securities, including securities issued by other real estate companies, commercial mortgage-backed securities (“CMBS ”) or collateralized debt obligations (“CDOs ”). We may also invest in real estate-related securities of both publicly traded and private real estate companies. Neither we nor our Advisor may have the expertise necessary to maximize the return on our investment in real estate-related securities. If our Advisor determines that it is advantageous to us to make the types of investments in which our Advisor or its affiliates do not have experience, our Advisor intends to employ persons, engage consultants or partner with third parties that have, in our Advisor’s opinion, the relevant expertise necessary to assist our Advisor in evaluating, making and administering such investments.

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

The U.S. credit markets and the sub-prime residential mortgage market have previously experienced and could in the future experience severe dislocations and liquidity disruptions. Sub-prime mortgage loans have previously experienced and could in the future experience increased rates of delinquency, foreclosure and loss. These and other related events had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities and asset-backed securities and CDOs, but also with the U.S. credit and financial markets as a whole.

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

Market volatility may make the valuation of these securities more difficult, particularly the CMBS and CDO assets. Management’s estimate of the value of these investments will incorporate a combination of independent pricing of agency and third-party dealer valuations, as well as comparable sales transactions. However, the methodologies that we will use in valuing individual investments are generally based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investments therefore often vary materially from such assumptions or estimates.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2015, our total borrowings represented 77% of net assets.

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

If lenders are not willing to make loans to our Sponsor because of previous defaults on some of the Sponsor’s properties, lenders may be less inclined to make loans to us and we may not be able to obtain financing for our acquisitions.

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

The timing, length and severity of any economic slowdown that the nation may experience cannot be predicted with certainty. Since we may liquidate within seven to ten years after the proceeds from our Follow-On Offering were fully invested, there is a risk that depressed economic conditions at that time could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to allow sufficient cash remaining after payment of our expenses for a significant return on stockholders’ investment.

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

The commercial real estate debt markets have experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold CMBS in the market. Credit spreads for major sources of capital widened significantly as investors demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

Dislocations in the debt markets may reduce the amount of capital available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2015	Annualized Revenues Based on Rents as of December 31, 2015	Annualized Revenues per Square Foot as of December 31, 2015

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	74%	$2.6 million	$16.75

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	12/31/2015	Year Ended December 31, 2015	December 31, 2015

TownePlace Suites - Metairie	Harahan, Louisiana	2000	45,260	75.0%	81.47	$109.30

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	59,860	74.0%	89.10	$119.86

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	83.0%	101.19	$121.83

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	33,580	70.0%	64.53	$92.84

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	66.0%	53.34	$80.46

Holiday Inn - Opelika	Opelika, Alabama	2009	31,755	74.0%	80.91	$109.82

Aloft - Tucson	Tucson, Arizona	1971	56,210	72.0%	86.41	$119.52

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	43,800	81.0%	96.79	$119.48

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	81.0%	91.79	$112.69

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	70.0%	67.24	$96.04

Courtyard - Willoughby (1)	Willoughby, Ohio	1999	30,240	81.0%	100.39	$124.65

Fairfield Inn - DesMoines (1)	West Des Moines, Iowa	1997	34,272	73.0%	77.68	$105.86

SpringHill Suites - DesMoines (1)	West Des Moines, Iowa	1999	32,592	71.0%	72.96	$103.39

Hampton Inn - Miami (1)	Miami, Florida	1996	42,336	74.0%	90.70	$123.39

Hampton Inn & Suites - Fort Lauderdale (1)	Fort Lauderdale, Florida	1996	34,944	79.0%	107.56	$136.13

Courtyard - Parsippany (2)	Parsippany, New Jersey	2001	48,773	69.0%	93.40	$135.45

Residence Inn - Baton Rouge (2)	Baton Rouge, Louisiana	2000	34,884	76.0%	76.47	$100.57

Holiday Inn Express - Auburn (3)	Auburn, Alabama	2002	16,728	67.0%	83.82	$125.19

Aloft - Rogers (3)	Rogers, Arkansas	2008	26,520	54.0%	66.98	$124.48

Fairfield Inn - Jonesboro (3)	Jonesboro, Arkansas	2009	16,932	79.0%	81.95	$103.85

Courtyard - Baton Rouge (4)	Baton Rouge, Louisiana	1997	22,264	68.0%	71.79	$104.96

		Hospitality Total	810,240	74%	$83.46	$113.46

(1) hotels acquired on January 29, 2015

(2) hotels acquired on February 11, 2015

(3) hotels acquired on June 10, 2015

(4) hotel acquired on June 30, 2015

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2015 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, us, and Lightstone Value Plus Real Estate Investment Trust, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. The plaintiff had a limited business arrangement with The Lightstone Group, LLC; that arrangement has been terminated. We filed a motion to dismiss the action and, on January 31, 2012, the Supreme Court dismissed the complaint in its entirety, but granted the plaintiff leave to replead two limited causes of action.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2016, we had approximately 18.5 million shares of common stock outstanding, held by a total of 5,511 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Net Asset Value

On March 22, 2016, our Board of Directors determined and approved our estimated net asset value of approximately $200.2 million and resulting estimated net asset values per share of our common stock of (i) $10.77 before allocations to an affiliate of our sponsor, The Lightstone Group, LLC (the “Sponsor”), as holder of subordinated profits interests in our Operating Partnership (“SLPs”) and (ii) $10.13 after allocations to the holder of SLPs, both as of December 31, 2015. As of the date of this filing, although our Board of Directors has not approved and we have not sought stockholder approval to adopt a formal plan of liquidation of the Company, certain distributions may be payable to the holder of the SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated net asset value per common share on both a “before” and “after” hypothetical liquidation event basis. The “after” hypothetical liquidation event basis reflects an estimate of the distributions which would be payable upon our liquidation to the holder of the SLPs. Additionally, we believe there have been no material changes between December 31, 2015 and the date of this filing to the net values of our assets and liabilities that existed as of December 31, 2015, other than those already reflected in the valuation and disclosed herein. We are providing these estimated net asset values per share of common stock to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”) and to assist plan fiduciaries in their requirement to determine the fair market value of plan assets.

Process and Methodology

The estimated net asset values per share of our common stock were determined after consultation with Lightstone Value Plus REIT II, LLC, our advisor (the "Advisor") and Robert A. Stanger & Co, Inc. ("Stanger"), an independent third-party valuation firm. The engagement of Stanger was approved by our Board of Directors. Stanger prepared appraisal reports (the "Stanger Appraisal Reports"), summarizing key inputs and assumptions, on all 23 properties (the “Stanger Appraised Properties”) in which we held ownership interests as of December 31, 2015. Stanger also prepared a net asset value report (the "NAV Report") which estimates the net asset values per share of our common stock as of December 31, 2015. The NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, Stanger's estimated value of our mortgage notes payable and other debt both receivable and payable, Stanger's estimate of the distributions which would be due to the holder of the SLPs assuming our hypothetical liquidation, and the Advisor's estimate of the value of our other assets and liabilities, to calculate estimated net asset values per share of our common stock, all as of December 31, 2015.

The table below sets forth the calculation of our estimated net asset value and resulting estimated net asset values per share of common stock both “before” and “after” estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event as of December 31, 2015. For periods prior to December 31, 2015, the Company had previously estimated the net asset value of its shares of common stock at $10.00 per share based on the offering price per share of common stock during its Follow-On Offering, which terminated on September 27, 2014.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2015
	Value	Per Share

Net Assets:
Real Estate Properties	$286,373	$15.41
Non-Real Estate Assets:
Cash and cash equivalents	37,381
Marketable equity securities	15,464
Restricted escrows	7,243
Notes receivable - related parties	2,055
Other assets	3,942
Total non-real estate assets	66,085	3.56
Total Assets	352,458	18.97
Liabilities:
Mortgage notes payable	(130,331)
Margin loan	(7,577)
Other liabilities	(10,896)
Total liabilities	(148,804)	(8.01)
Other Non-Controlling Interests	(3,469)	(0.19)
Net Asset Value before Allocations to Subordinated
Profits Interests	200,185	$10.77
Allocations to Subordinated Profits Interests assuming a Hypothetical Liquidation(1)	(11,868)	(0.64)
Net Asset Value assuming a Hypothetical Liquidation	$188,317	$10.13

Shares of Common Stock Outstanding	18,586

Notes:

(1)	These estimated net asset values and resulting net asset values per share of common stock reflect the estimated distributions which would be payable upon our liquidation to the holder of SLPs, assuming a hypothetical liquidation event at the indicated valuation date and amount.

Independent Valuation Firm:

Stanger was selected by our Board of Directors to appraise the Stanger Appraised Properties and prepare the NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by the Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, our Board of Directors, and/or the Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger's analyses and conclusions. The Stanger Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger's analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, the Sponsor, the Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger has not been engaged by us but has been engaged by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, for appraisal and valuation services in connection with Lightstone I’s financial reporting requirements.. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Stanger Appraisal Reports.

Although Stanger considered any comments received from us and the Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports are addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock. The reports are not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated net asset value is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated investments in real estate properties (collectively, the “Real Estate Properties”). As of December 31, 2015, on a collective basis, we wholly or majority-owned and consolidated the operating results and financial condition of 21 hospitality properties, or select services hotels, containing a total of 2,481 rooms. Additionally, as of December 31, 2015, we held a 48.6% ownership interest in Brownmill, LLC (“Brownmill”), an affiliated real estate entity which we account for under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties consisting of all 23 properties in which we held ownership interests as of December 31, 2015. In preparing the appraisal reports, Stanger, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;

•	interviewed our officers or the Advisor's personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and factors on each property; and

•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer's criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The direct capitalization analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

In applying the DCF Analysis, pro forma statements of operations for the property including revenues and expenses are analyzed and projected over a multi-year period. The property is assumed to be sold at the end of the multi-year holding period. The reversion value of the property which can be realized upon sale at the end of the holding period is calculated based on the capitalization of the estimated net operating income of the property in the year of sale, utilizing a capitalization rate deemed appropriate in light of the age, anticipated functional and economic obsolescence and competitive position of the property at the time of sale. Net proceeds to owners are determined by deducting appropriate costs of sale. The discount rate selected for the DCF Analysis is based upon estimated target rates of return for buyers of similar properties.

The sales comparison approach utilizes indices of value derived from actual or proposed sales of comparable properties to estimate the value of the subject property. The appraiser analyzed such comparable sale data as was available to develop a market value conclusion for the subject property.

Stanger prepared the Stanger Appraisal Reports, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.

As of December 31, 2015, our ownership interests in our Real Estate Properties were valued at $286.4 million, including (i) our 21 select service hotels, which were valued at $276.9 million and (ii) our 48.6% non-managing membership interest in Brownmill, which was valued at $9.5 million.

We have an aggregate 48.6% non-managing membership interest in Brownmill, which owns two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which have an aggregate of 155,928 square feet of gross leasable area. We account for our investment in Brownmill under the equity method of accounting. As if December 31, 2015, the estimated value of our investment in Brownmill was $9.5 million compare to our carrying value of $6.0 million. The value of our investment in Brownmill has been reduced by our proportionate share of its outstanding mortgage indebtedness and reflects the estimated value of Brownmill’s net assets assuming a hypothetical liquidation.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the 23 properties included in our Real Estate Properties, as of December 31, 2015:

	Consolidated	Unconsolidated
	Properties	Properties	Total
	(21 hotels)	(2 retail properties)	(23 properties)
Weighted-average:
Exit capitalization rate	8.76%	7.70%	8.70%
Discount rate	10.69%	8.40%	10.56%
Annual market rent growth rate	3.05%	2.26%	3.01%
Annual net operating income growth rate	2.84%	2.42%	2.82%
Holding period (in years)	10.0	10.0	10.0

While we believe that the assumptions made by Stanger are reasonable, a change in these assumptions would impact the calculations of the estimated value of these 23 properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of these 23 properties included in our Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated	Unconsolidated	Total
	(21 hotels)	(2 retail properties)	(23 properties)
Increase of 25 basis points
Exit capitalization rate	$(3,383)	$(276)	$(3,659)
Discount rate	(4,306)	(285)	(4,591)

Decrease of 25 basis points:
Exit capitalization rate	$3,586	$295	$3,881
Discount rate	4,402	292	4,694

As of December 31, 2015, the aggregate estimated value of our interests in the Real Estate Properties was approximately $286.4 million and the aggregate cost of our Real Estate Properties was approximately $259.7 million, including $20.3 million of capital and tenant improvements invested subsequent to acquisition. The estimated value of our Real Estate Properties compared to the original acquisition price plus subsequent capital improvements through December 31, 2015, results in an estimated overall increase in the real estate value of 10.3%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable Securities: The estimated values of our marketable securities are primarily based on level 1 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities.

Restricted Escrows: The estimated values of our restricted escrows approximate their carrying values due to their short maturities.

Notes Receivable - Related Parties: The values of our notes receivable – related parties are estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments are based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans are discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan–to–value ratios, type of collateral, current performance, credit enhancements and other factors.

Other Assets: Our other assets consist of tenant accounts receivable and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 3.99% to 8.00%.

Margin Loan: The estimated value of our margin loan which is due on demand ($7.6 million outstanding as of December 31, 2015) approximates its carrying value because of its short maturity.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to related parties, deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective Real Estate Properties or financial instruments.

Noncontrolling Interests: Our noncontrolling interests represent the estimated values of the ownership interests of others in certain of our properties assuming a hypothetical liquidation of the applicable net assets.

Limitations of Estimated Values per Share of Common Stock

As mentioned above, we are providing these estimated net asset values per share of common stock (i) to assist broker-dealers that participated in our initial public offering and follow-on offering in meeting their customer account statement reporting obligations which require them to include a valuation per share of common stock in their customer account statements pursuant to NASD Conduct Rule 2340, and (ii) to assist plan fiduciaries in their requirement to determine the fair market value of plan assets. The current fair values of our shares of common stock may be higher or lower than these valuations. There currently is no public market for our shares of common stock and we do not expect one to develop. We currently have no plans to list our shares of common stock on a national securities exchange or over-the-counter market, or to include our shares of common stock for quotation on any national securities market. Accordingly, it is not possible to determine the market value of our shares of common stock. Privately negotiated sales and sales through intermediaries currently are the only means available to a stockholder to liquidate an investment in shares of our common stock. From our inception through December 31, 2015, we purchased shares of our common stock through our share redemption program. In addition, we previously issued shares of our common stock through our distribution reinvestment program, which was suspended by our Board of Directors effective April 15, 2015.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated values per share of common stock, which could be significantly different from the estimated values per share of common stock determined by our Board of Directors. The estimated values per share of common stock determined by our Board of Directors do not represent the fair value of our assets less liabilities in accordance with U.S. GAAP, and such estimated values per share of common stock are not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at either estimated net asset value;
•	a stockholder would ultimately realize distributions per share of common stock equal to either estimated net asset value per share of common stock upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at either estimated net asset value per share of common stock on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with either estimated net asset value per share of common stock; or
•	the methodology used to estimate our net asset values per share of common stock would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

Neither FINRA, the Internal Revenue Service nor the Department of Labor provides any guidance on the methodology an issuer must use to determine its estimated net asset value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated net asset values per share of common stock, and these differences could be significant. The estimated net asset values per share of common stock are not audited and do not represent the fair value of our assets less our liabilities in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to the holder of SLPs in connection with a liquidation event. Accordingly, we are presenting our estimated net asset value per share of common stock both “before” and “after” estimated allocations to the holder of SLPs assuming a hypothetical liquidation event. Our estimated net asset value per common share “before” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated net asset value per common share “after” allocations to the holder of SLPs is based on the estimated value of our assets less the estimated value of our liabilities less the estimated distributions which would be payable to the holder of SLPs assuming a hypothetical liquidation event divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated net asset values per share of common stock do not reflect a discount for the fact we are externally managed, nor do they reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated net asset values per share of common stock do not take into account any estimated penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. The net asset value of our shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive a different net asset value and resulting estimated net asset values per share of our common stock, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently plan to continue to update our estimated net asset value and resulting estimated net asset values per share of common stock on at least an annual basis.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2014 we redeemed 0.2 million common shares at an average price per share of $9.18 per share. During 2015, we redeemed 0.1 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.61 per share.

Our Board of Directors, at its sole discretion, has the power to terminate the share repurchase program after the end of the offering period, change the price per share under the share repurchase program or reduce the number of shares purchased under the program, if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by our Board of Directors to eliminate or reduce the share repurchase program requires the unanimous affirmative vote of the independent directors.

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

Distributions are at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally paid such distributions through a combination of cash proceeds from the sale of shares of our common stock, as well as cash from operations. We may continue to fund such distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

On March 30, 2009, our Board of Directors declared the annualized distribution rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at the Initial Annualized Distribution Rate for the three-month period ending December 31, 2009. Subsequently, our Board of Directors declared regular quarterly distributions at the Initial Annualized Distribution Rate.

On September 25, 2015, the Board of Directors resolved that future distributions declared to shareholders of record on the close of business on the last day of the quarter during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%.

Total distributions declared during the years ended December 31, 2015, 2014 and 2013 and were $12.3 million, $8.2 million, and $4.1 million, respectively.

The following tables provide a summary of the quarterly distributions declared during the periods indicated (dollar and share amounts are presented in thousands):

	Year Ended December 31, 2015		Three Months Ended December 31, 2015		Three Months Ended September 30, 2015		Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
Distribution period:		Percentage of Distributions	Q4 2015	Percentage of Distributions	Q3 2015	Percentage of Distributions	Q2 2015	Percentage of Distributions	Q1 2015	Percentage of Distributions

Date distribution declared			November 14, 2015		August 14, 2015		May 13, 2015		March 27, 2015

Date distribution paid			January 15, 2016		October 15, 2015		July 15, 2015		April 15, 2015

Distributions paid	$12,339		$3,279		$3,050		$3,022		$2,988
Distributions reinvested	$-		-		-		-		-
Total Distributions	$12,339		$3,279		$3,050		$3,022		$2,988

Source of distributions:
Cash flows provided by operations	$12,339	100%	$627	19%	$-	0%			$-	0%
Offering proceeds	$-	0%	2,652	81%	3,050	100%	3,022	100%	2,988	100%
Proceeds from issuance of common stock through DRIP	$-	0%	-	0%	-	0%	-	0%	-	0%
Total Sources	$12,339	100%	$3,279	100%	$3,050	100%	$-	100%	$2,988	100%

Cash flows provided by/(used in) operations (GAAP basis)	$17,011		$627		$6,235		$5,566		$4,583

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	-		-		-		-		-

	Year Ended December 31, 2014		Three Months Ended December 31, 2014		Three Months Ended September 30, 2014		Three Months Ended June 30, 2014		Three Months Ended March 31, 2014
Distribution period:		Percentage of Distributions	Q4 2014	Percentage of Distributions	Q3 2014	Percentage of Distributions	Q2 2014	Percentage of Distributions	Q1 2014	Percentage of Distributions

Date distribution declared			November 14, 2014		August 8, 2014		May 14, 2014		March 28, 2014

Date distribution paid			January 15, 2015		October 15, 2014		July 15, 2014		April 15, 2014

Distributions paid	$3,792		$1,307		$1,036		$785		$664
Distributions reinvested	$4,402		1,721		1,205		817		659
Total Distributions	$8,194		$3,028		$2,241		$1,602		$1,323

Source of distributions:
Cash flows provided by operations	$3,792	46%	$-	0%	$1,036	46%	$785	49%	$250	19%
Offering proceeds	$-	0%	1,307	43%	-	0%	-	0%	414	31%
Proceeds from issuance of common stock through DRIP	$4,402	54%	1,721	57%	1,205	54%	817	51%	659	50%
Total Sources	$8,194	100%	$3,028	100%	$2,241	100%	$1,602	100%	$1,323	100%

Cash flows provided by/(used in) operations (GAAP basis)	$4,351		$(1)		$2,014		$2,088		$250

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	463		181		127		86		69

	Year Ended December 31, 2013		Three Months Ended December 31, 2013		Three Months Ended September 30, 2013		Three Months Ended June 30, 2013		Three Months Ended March 31, 2013
Distribution period:		Percentage of Distributions	Q4 2013	Percentage of Distributions	Q3 2013	Percentage of Distributions	Q2 2013	Percentage of Distributions	Q1 2013	Percentage of Distributions

Date distribution declared			November 14, 2013		August 12, 2013		May 14, 2013		March 22, 2013

Date distribution paid			January 15, 2014		October 15, 2013		July 15, 2013		April 15, 2013

Distributions paid	$2,083		$595		$545		$488		$455
Distributions reinvested	1,967		577		507		464		419
Total Distributions	$4,050		$1,172		$1,052		$952		$874

Source of distributions:
Cash flows provided by operations	$2,083	51%	$452	39%	$545	52%	$488	51%	$455	52%
Offering proceeds	-	0%	143	12%	-	0%	-	0%	-	0%
Proceeds from issuance of common stock through DRIP	1,967	49%	577	49%	507	48%	464	49%	419	48%
Total Sources	$4,050	100%	$1,172	100%	$1,052	100%	$952	100%	$874	100%

Cash flows provided by/(used in) operations (GAAP basis)	$2,746		$452		$953		$736		$605

Number of shares (in thousands) of common stock issued pursuant to the Company's DRIP	207		61		53		49		44

On March 22, 2016, our Board of Directors declared the quarterly distributions for the three-month period ended March 31, 2016, at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on April 15, 2016.

Our stockholders had the option to elect the receipt of shares of common stock in lieu of cash under our DRIP. On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Recent Sales of Unregistered Securities

The description of the sale of Subordinated Profits Interests set forth under “- Use of Public Offering Proceeds” is incorporated herein by reference.

Use of Public Offering Proceeds

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10.00 per share and 6.5 million shares of common stock available pursuant to our DRIP. We also had 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan. Our Registration Statement was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our shares of common stock for sale to the public.

The Offering, which terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), we had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

The Follow-On Offering, pursuant to which we were offering to sell up to 30.0 million shares of our common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to our DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

As of December 31, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000 or $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering under our Offering by receiving subscriptions of our common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2015, cumulative gross offering proceeds of $177.3 million were released to us. We invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 in the Operating Partnership’s common units.

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Proceeds received from the cash sale of the Subordinated Profits Interests were used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information.

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since inception:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$16,257
Other expenses incurred to be paid non-affiliates	8,506
Total offering expenses incurred from inception through December 31, 2015	$24,763

Cumulatively through December 31, 2015, we have used the net offering proceeds of $152.5 million, after deduction of offering expenses paid since inception of $24.8 million, as follows:

(Dollars in thousands)

Purchase of investment properties, net of mortgage financings	$132,315
Purchase of investments in unconsolidated affiliated entities	3,744
Purchase of marketable securities, net of margin loan	11,641
Cash distributions not funded by operations	3,572
Funding of restricted escrows	2,228
Other uses (primarily timing of payables)	(980)

Total uses	$152,520

As of March 15, 2016, we have sold approximately 18.5 million shares of common stock, net of redemptions, at an aggregate of price of approximately $183.7 million, these include approximately 1.1 million shares of common stock at an aggregate price of approximately $10.0 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2015	2014	2013	2012	2011

Operating Data:
Revenues	$71,368	$23,566	$13,058	$5,942	$2,978

Bargain purchase gain	$-	$2,790	$1,263	$7,857	$-

Net income	$5,457	$4,540	$1,370	$9,764	$430
Less: net income attributable to noncontrolling interests	(144)	(68)	(40)	(555)	(28)
Net income applicable to Company's common shares	$5,313	$4,472	$1,330	$9,209	$402

Basic and diluted earnings per Company's common shares	$0.29	$0.35	$0.21	$1.84	$0.10

Dividends declared on Company's common shares	$12,339	$8,194	$4,050	$3,268	$2,587
Weighted average common shares outstanding-basic and diluted	18,629	12,608	6,235	5,016	3,978
Balance Sheet Data:
Total assets	$312,456	$207,693	$95,826	$64,734	$38,072
Long-term obligations	$129,824	$23,761	$24,260	$11,157	$-
Company's Stockholder's Equity	$144,159	$153,184	$59,424	$42,873	$28,547

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$14,547	$5,611	$2,479	$2,317	$1,279

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”), together with Lightstone Value Plus REIT II, LP (the “Operating Partnership” and collectively “the Company”, also referred to as “we”, “our” or “us”) has and may continue to acquire and operate in the future commercial, residential and hospitality properties and make real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through the Operating Partnership and may include both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All of such properties have been and will continue to be acquired and operated by us alone or jointly with others.

Capital used for the purchase of real estate and real estate related investments was obtained from the public offering of shares of our common stock, and from indebtedness that we incurred in connection with the acquisition of real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering (the “Offering”) was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering commenced on April 24, 2009 and terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), we had issued approximately 0.3 million shares of common stock under its DRIP, representing approximately $2.9 million of additional proceeds.

Our registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which we were offering to sell up to 30.0 million shares of our common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2015, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made or may make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular cash distributions and achieving appreciation of our assets over the long term.

We will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings may consist of retail (primarily multi-tenanted shopping centers), lodging, industrial and office properties. We may acquire and operate all such properties alone or jointly with another party. In addition, we may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Through our Operating Partnership, we have and will continue to acquire and operate commercial and hospitality properties and make real estate-related investments, principally in North America through our Operating Partnership. Our commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All such properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% equity interest), December 2010 (with respect to a 8.163% equity interest), December 2011 (with respect to a 5.587% equity interest), June 2012 (with respect to a 5.102% equity interest) and October 2012 (with respect to an 3.4776% equity interest).

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, now have a 100.0% ownership interest.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired in June 2010;

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville” and collectively, the “Arkansas Hotel Portfolio”), respectively, and in June 2015, we acquired the remaining 5.0% membership interest in all of these hotels and as a result, now have 100.0% ownership interests.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014. we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	LVP REIT Hotels:

In January 2015, our Board of Directors provided approval for us to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”). Our advisor elected to waive the acquisition fee associated with this transaction.

Subsequently in January 2015, we, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone I whereby we and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. We are the managing member. Each member may receive distributions and make future capital contributions based upon its respective ownership percentage, as required.

In January 2015, we, through the Joint Venture, completed the acquisition of 100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

In February 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90.0% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge. These two hotels were part of the LVP REIT Hotels.

In June 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100.0% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95.0% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”). These three hotels were part of the LVP REIT Hotels.

In June 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s 90.0% membership interest in a Courtyard by Marriott located in Baton Rouge, Louisiana (the “Courtyard – Baton Rouge”). This hotel was part of the LVP REIT Hotels.

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

Investments in Real Estate.

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of our real estate assets, which is approximately 39 years for buildings and improvements, 5 to 10 years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Lightstone SLP II, LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests (“Subordinated Profits Interests”) in our Operating Partnership at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II, LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return. The cash proceeds, if any, received from the sale of the Subordinated Profits Interests were used to offset payments made by us from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering costs. Through the termination of the Follow-On Offering, Lightstone SLP II, LLC had purchased 177 units of Subordinated Profits Interests by contributing $12.9 million and an aggregate 48.6% equity interest it owned in Brownmill (see Note 4 of the Notes to Consolidated Financial Statements).

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

As of December 31, 2015 and 2014, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Our primary financial measure for evaluating our properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of the Company’s properties.

We currently have one operating segment. As of December 31, 2015, we majority owned and consolidated the operating results and financial condition of 21 limited service hotels containing a total of 2,481 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which we account for under the equity method of accounting.

For the year ended December 31, 2015, our consolidated results of operations included the operating results from i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (vi) the Aloft – Tucson, (vii) Hampton Inn – Fort Myers Beach, (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”) (both acquired December 22, 2014), (ix) the Hotel I Portfolio (acquired January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge (both acquired February 11, 2015), (xi) Hotel II Portfolio (acquired June 10, 2015) and (xii) the Courtyard - Baton Rouge (acquired June 30, 2015).

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

Comparison of the year ended December 31, 2015 vs. December 31, 2014

Consolidated

Rental revenue

Rental revenue increased by $47.8 million to $71.4 million during the year ended December 31, 2015 compared to $23.6 million for the same period in 2014. The increase is primarily attributable to the acquisition of the hotels described above as well as higher revenue at several of our hotels which underwent brand-required property improvement plans during 2014. Approximately $43.8 million of the increase was attributable to the hotels acquired during 2015 and the fourth quarter of 2014 (LVP REIT Hotels acquisition as well as the Philadelphia Airport Hotels and the Hampton Inn — Fort Myers Beach). Approximately $2.4 million of the increase was attributable to the Holiday Inn – Opelika and the Aloft – Tucson which were acquired early in the second quarter of 2014. The additional increase of approximately $1.6 million was attributable to the properties that we have owned and operated since prior to 2014 as a result of increased occupancy levels and higher average daily revenue rates.

Property operating expenses

Property operating expenses increased by $31.4 million to $46.1 million during the year ended December 31, 2015 compared to $14.7 million for the same period in 2014. Approximately $29.0 million of the increase was attributable to the hotels acquired during 2015 and the fourth quarter of 2014 (LVP REIT Hotels acquisition as well as the Philadelphia Airport Hotels and the Hampton Inn — Fort Myers Beach). Approximately $1.5 million of the increase was attributable to the Holiday Inn – Opelika and the Aloft – Tucson which were acquired early in the second quarter of 2014. The additional increase of approximately $0.9 million was attributable to the properties that we have owned and operated since prior to 2014 and correlate to the increased occupancy levels.

Real estate taxes

Real estate taxes increased by $1.8 million to $2.7 million during the year ended December 31, 2015 compared to $0.9 million for the same period in 2014. The increase is primarily attributable to the hotels acquired during 2015 and the fourth quarter of 2014 (LVP REIT Hotels acquisition as well as the Philadelphia Airport Hotels and the Hampton Inn — Fort Myers Beach).

General and administrative expenses

General and administrative expenses increased by $2.0 million to $4.9 million during the year ended December 31, 2015 compared to $2.9 million for the same period in 2014. The increase is attributable to the acquisition of the hotels described above and increased asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $5.5 million to $8.9 million during the year ended December 31, 2015 compared to $3.4 million for the same period in 2014. Approximately $4.9 million of the increase was attributable to the hotels acquired during 2015 and the fourth quarter of 2014 (LVP REIT Hotels acquisition as well as the Philadelphia Airport Hotels and the Hampton Inn — Fort Myers Beach). Approximately $0.3 million of the increase was attributable to the Holiday Inn – Opelika and the Aloft – Tucson which were acquired early in the second quarter of 2014. The additional increase of approximately $0.3 million was attributable to the properties that we have owned and operated since prior to 2014 primarily as a result of increased travel agent commission and guest room expenses.

Interest and dividend income

Interest and dividend income increased by $0.7 million to $2.1 million during the year ended December 31, 2015 compared to $1.4 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from related parties offset by a decrease in dividend income from our investments in marketable securities.

Other income, net

Other income, net increased by $0.2 million to $0.2 million during the year ended December 31, 2015 compared to income of $75 for the same period in 2014. The increase is primarily attributable to the gain on the sale of an unconsolidated investment carried at cost.

Earnings from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity was $0.1 million for both the years ended December 31, 2015 and 2014. Our earnings from investment in unconsolidated affiliated entity is attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $5.7 million during the year ended December 31, 2015 compared to $1.3 million for the same period in 2014. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2015 due to the financing of the acquisition of the hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) the membership interests held by others in the Joint Venture and minority owners in certain of our hotels.

Comparison of the year ended December 31, 2014 vs. December 31, 2013

 For the year ended December 31, 2014, our consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika from the date it was acquired (April 1, 2014), (vi) the Aloft – Tucson from the date it was acquired (April 8, 2014), (vii) the Hampton Inn — Fort Myers Beach from the date it was acquired (October 2, 2014) and (viii) the Aloft - Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotel Portfolio”) from the date they were acquired (December 17, 2014).

For the year ended December 31, 2013, our consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford and (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”) from the date they were acquired (June 18, 2013).

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

Interest expense

Interest expense was $1.3 million during the year ended December 31, 2014 compared to $1.0 million for the same period in 2013. Interest expense during the 2014 period consisted of $1.2 million related to our mortgage indebtedness and approximately $0.1 million related to our margin loan. Interest expense during the 2013 period consists primarily of $0.9 million related to our mortgage indebtedness and approximately $0.1 million related to our margin loan and note payable related parties. The increase is primarily attributable to the timing of our new mortgage financings during the 2013 period.

Noncontrolling interests

The income allocated to noncontrolling interests relates to (i) the interest in our Operating Partnership held by our Sponsor and (ii) the membership interests held by minority owners in certain of our hotels.

Overview:

Rental revenue, interest and dividend income and borrowings are our principal source of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

For the year ended December 31, 2015, our primary source of funds were (i) $74.2 million of proceeds from mortgage financings, (ii) $17.0 million of operating cash flow, (iii) $2.2 million of cash contributions from noncontrolling interests and (iv) $1.8 million of proceeds from our margin loan.

We currently have mortgage indebtedness totaling $129.8 million and a margin loan of $7.6 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2015, our total borrowings aggregated $137.4 million which represented 77% of our net assets.

Our borrowings consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. We typically have obtained level payment financing, meaning that the amount of debt service payable would be substantially the same each year. As such, most of the mortgages on our properties provide for a so-called “balloon” payment at maturity and are at a fixed interest rate.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan. This loan is due on demand and any outstanding balance must be paid upon the liquidation of securities.

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our commercial assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We may also obtain lines of credit to be used to acquire properties. These lines of credit will be at prevailing market terms and will be repaid from proceeds from the sale or refinancing of properties, working capital or permanent financing. Our Sponsor or its affiliates may guarantee the lines of credit although they will not be obligated to do so.

On February 4, 2015, we entered into a revolving promissory note (the “Des Moines Note Receivable”) with Lightstone III, a real estate investment trust also sponsored by the Company’s sponsor. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of December 31, 2015, the balance of the Des Moines Note Receivable was $0 which left an additional $10.0 million available to Lightstone III through February 4, 2016. Subsequent to December 31, 2015, the Des Moines Note Receivable expired on February 4, 2016.

On May 15, 2015, we entered into a revolving promissory note (the “Durham Note Receivable”) with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of December 31, 2015, the balance of the Durham Note Receivable was $2.1 million which leaves an additional $10.9 million available to Lightstone III through May 15, 2016.

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor, our Dealer Manager, and our Property Managers during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our Dealer Manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

Selling commissions and dealer manager fees were paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs were accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager fees and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013

Selling commissions and dealer manager fees	$-	$8,934	$2,023
Other offering costs	$-	$611	$1,937

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

The following table represents the fees incurred associated with the payments to our advisor and its affiliates:

	For the Years Ended December 31,
	2015	2014	2013
Acquisition fees	$-	$547	$102
Asset management fees	2,032	-	114
Development fees	20	140	78
Total	$2,052	$687	$294

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million and $0.4 million were waived by the Advisor during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2015, 2014 and 2013, we paid approximately $0, $44 and $106 in fees to this title insurance agent, respectively.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash flows provided by operating activities	$17,011	$4,351	$2,746
Cash flows used in investing activities	(110,700)	(69,172)	(13,177)
Cash flows provided by financing activities	63,568	105,803	28,799
Net change in cash and cash equivalents	(30,121)	40,982	18,368
Cash and cash equivalents, beginning of the year	67,502	26,520	8,152
Cash and cash equivalents, end of the year	$37,381	$67,502	$26,520

Our principal sources of cash flow were derived from the proceeds of mortgage financings and collections on our notes receivable from related parties. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $17.0 million during the 2015 period primarily related to our income of $5.5 million, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $9.6 million and changes in assets and liabilities of $2.0 million.

Investing activities

The net cash used by investing activities of approximately $110.7 million during the 2015 period primarily reflects (i) $99.4 million of capital expenditures and (ii) $2.7 million of contributions to an unconsolidated affiliated entity and (iii) $2.1 million of net loans receivable to Lightstone III.

Financing activities

The net cash provided by financing activities of approximately $63.6 million during the 2015 period primarily consists of (i) net proceeds from mortgage financing and our margin loan of $75.0 million and (ii) contributions of $2.2 million from certain noncontrolling interests partially offset by (i) distributions to common stockholders of $10.4 million and (ii) payments of loan fees and expenses of $1.7 million.

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

On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2014 we redeemed 0.2 million common shares at an average price per share of $9.18 per share. During 2015, we redeemed 0.1 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.61 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2015.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total

Principal maturities	$1,301	$7,151	$121,372	-	$-	$-	$129,824

Interest payments	6,937	6,657	2,257		-	-	15,851
Total	$8,238	$13,808	$123,629	$-	$-	$-	$145,675

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $7.6 million as of December 31, 2015 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.27% as of December 31, 2015).

On February 4, 2015, we entered into the Des Moines Note Receivable with Lightstone III. The Des Moines Note Receivable is for a term of one year and requires us to loan up to $10.0 million to Lightstone III. As of December 31, 2015, the balance of the Des Moines Note Receivable was $0 which left an additional $10.0 million available to Lightstone III through February 4, 2016. Subsequent to December 31, 2015, the Des Moines Note Receivable expired on February 4, 2016.

On May 15, 2015, we entered into the “Durham Note Receivable with Lightstone III. The Durham Note Receivable is for a term of one year and requires us to loan up to $13.0 million to Lightstone III. As of December 31, 2015, the balance of the Durham Note Receivable was $2.1 million which leaves an additional $10.9 million available to Lightstone III through May 15, 2016.

Funds from Operations and Modified Funds from Operations

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.

Because of these factors, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has published a standardized measure of performance known as funds from operations ("FFO"), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT's operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association ("IPA"), an industry trade group, has published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude the following items:

•	acquisition fees and expenses; non-cash amounts related to straight-line rent and the amortization of above- or below-market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under GAAP to a cash basis of accounting);

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments;

•	realized gains (losses) from the early extinguishment of debt;

•	realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;

•	unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations; and

•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of a loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business.

We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates

The below table illustrates the items deducted from or added to net income in the calculation of FFO and MFFO during the periods presented. The table discloses MFFO in the IPA recommended format and MFFO without the straight-line rent adjustment which management also uses as a performance measure. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$5,457	$4,540	$1,370
FFO adjustments:
Depreciation and amortization of real estate assets	8,867	3,446	1,822
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	637	620	667
Bargain purchase gain	-	(2,790)	(1,263)
FFO	14,961	5,816	2,596
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	490	1,769	635
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	(10)	65	(59)
Amortization of above or below market leases and liabilities(2)	-	-	-
Mark-to-market adjustments(3)	(58)	-	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	(229)	(112)	144

MFFO	15,154	7,538	3,316
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format(6)	$15,154	$7,538	$3,316

Net income	$5,457	$4,540	$1,370
Less: income attributable to noncontrolling interests	(144)	(68)	(40)
Net income applicable to company's common shares	$5,313	$4,472	$1,330
Net income per common share, basic and diluted	$0.29	$0.35	$0.21

FFO	$14,961	$5,816	$2,596
Less: FFO attributable to noncontrolling interests	(414)	(205)	(117)
FFO attributable to company's common shares	$14,547	$5,611	$2,479
FFO per common share, basic and diluted	$0.78	$0.45	$0.40

MFFO - IPA recommended format	$15,154	$7,538	$3,316
Less: MFFO attributable to noncontrolling interests	(429)	(209)	(86)
MFFO attributable to company's common shares	$14,725	$7,329	$3,230

Weighted average number of common shares outstanding, basic and diluted	18,629	12,608	6,235

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2015

FFO	$25,594
Distributions	$32,226

For the year ended December 31, 2015, we paid distributions of $12.1 million, including $10.4 million of distributions paid in cash and $1.7 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2015 was $14.5 million and cash flow from operations was $17.0 million. For the year ended December 31, 2014, we paid distributions of $6.3 million, including $3.1 million of distributions paid in cash and $3.2 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2014 was $5.6 million and cash flow from operations was $4.4 million. For the year ended December 31, 2013, we paid distributions of $3.7 million, including $1.9 million of distributions paid in cash and $1.8 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2013 was $2.5 million and cash flow from operations was $2.7 million. See the reconciliation of FFO to net income above.

On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2015 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 14 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2016 through March 24, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2015, we did not have any derivative agreements outstanding.

As of December 31, 2015, we held marketable equity securities with a fair value of $15.5 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2015, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.6 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$1,301	$7,151	$121,372	$-	$-	$-	$129,824

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2015		As of December 31, 2014
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$129,824	$130,255	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2015, we had no off-balance sheet arrangements.

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

The Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 24, 2016

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014

Assets
Investment property:
Land and improvements	$43,907	$22,726
Building and improvements	170,136	80,392
Furniture and fixtures	36,036	17,223
Construction in progress	3,567	449
Gross investment property	253,646	120,790
Less accumulated depreciation	(14,959)	(6,111)
Net investment property	238,687	114,679

Investment in unconsolidated affiliated entity	6,021	3,504
Cash and cash equivalents	37,381	67,502
Marketable securities, available for sale	15,464	18,180
Restricted escrows and deposits	7,243	988
Notes receivable from related party	2,055	-
Prepaid expenses and other assets	5,605	2,840
Total Assets	$312,456	$207,693

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,218	$2,868
Margin loan	7,577	5,815
Mortgages payable	129,824	23,761
Due to related party	403	199
Distributions payable	3,279	3,028
Total liabilities	148,301	35,671

Commitments and contingencies (Note 12)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,586 and 18,493 shares issued and outstanding in 2015 and 2014, respectively	186	185
Additional paid-in-capital	158,966	158,330
Subscription receivable	-	(80)
Accumulated other comprehensive (loss)/income	(2,464)	252
Accumulated deficit	(12,529)	(5,503)

Total Company stockholders' equity	144,159	153,184
Noncontrolling interests	19,996	18,838

Total Stockholders' Equity	164,155	172,022
Total Liabilities and Stockholders' Equity	$312,456	$207,693

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013

Rental revenue	$71,368	$23,566	$13,058

Expenses:
Property operating expenses	46,052	14,692	8,464
Real estate taxes	2,667	857	648
General and administrative costs	4,878	2,903	1,583
Depreciation and amortization	8,867	3,446	1,822

Total operating expenses	62,464	21,898	12,517

Operating income	8,904	1,668	541

Interest and dividend income	2,082	1,443	856

Bargain purchase gain	-	2,790	1,263

Interest expense	(5,664)	(1,325)	(1,035)

Other income/(expense), net	271	75	(241)
Loss from investments in unconsolidated affiliated entities	(136)	(111)	(14)

Net income	5,457	4,540	1,370

Less: net income attributable to noncontrolling interests	(144)	(68)	(40)

Net income applicable to Company's common shares	$5,313	$4,472	$1,330

Net income per Company's common share, basic and diluted	$0.29	$0.35	$0.21

Weighted average number of common shares outstanding, basic and diluted	18,629	12,608	6,235

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$5,457	$4,540	$1,370

Other comprehensive (loss)/income:

Unrealized (loss)/gain on available for sale securities	(2,716)	(147)	165

Reclassification adjustment for gains included in net income	-	-	5

Other comprehensive (loss)/income	(2,716)	(147)	170

Comprehensive income	2,741	4,393	1,540

Less: Comprehensive income attributable to noncontrolling interests	(144)	(68)	(40)

Comprehensive income attributable to the Company's common shares	$2,597	$4,325	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Shares		Additional		Accumulated Other		Total	Total
	Common		Paid-In	Subscription	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Surplus/(Deficit)	Interests	Equity
BALANCE, December 31, 2012	5,311	$53	$41,652	$-	$229	$939	$5,998	$48,871

Net income	-	-	-	-	-	1,330	40	1,370
Other comprehensive income					170	-	-	170
Distributions declared	-	-	-	-	-	(4,050)	-	(4,050)
Distributions paid	-	-	-	-	-	-	(175)	(175)
Units issued to noncontrolling interest in exchange for investment in unconsolidated affiliated real estate entity	-	-	-	-	-	-	2,060	2,060
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-
Proceeds from offering	2,218	22	21,969	(25)	-	-	-	21,966
Selling commissions and dealer manager fees	-	-	(2,023)	-	-	-	-	(2,023)
Other offering costs	-	-	(1,937)	-	-	-	-	(1,937)
Redemption and cancellation of shares	(75)	(1)	(695)	-	-	-	-	(696)
Shares issued from distribution reinvestment program	189	2	1,789	-	-	-	-	1,791
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-	(322)	(322)

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

Net income	-	-	-	-	-	4,472	68	4,540
Other comprehensive loss	-	-	-	-	(147)	-	-	(147)
Distributions declared	-	-	-	-	-	(8,194)	-	(8,194)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Contributions from noncontrolling interests	-	-	-	-	-	-	11,300	11,300
Proceeds from offering	10,579	107	104,540	(55)	-	-	-	104,592
Selling commissions and dealer manager fees	-	-	(8,934)	-	-	-	-	(8,934)
Other offering costs	-	-	(611)	-	-	-	-	(611)
Redemption and cancellation of shares	(72)	(1)	(675)	-	-	-	-	(676)
Shares issued from distribution reinvestment program	343	3	3,255	-	-	-	-	3,258
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-		-

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	5,313	144	5,457
Other comprehensive loss	-	-	-	-	(2,716)	-	-	(2,716)
Distributions declared	-	-	-	-	-	(12,339)	-	(12,339)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(641)	(641)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,284	2,284
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(89)	(1)	(857)	-	-	-	-	(858)
Shares issued from distribution reinvestment program	182	2	1,721	-	-	-	-	1,723
Acquisition of noncontrolling interest in a subsidiary	-	-	(238)	-	-	-	(629)	(867)

BALANCE, December 31, 2015	18,586	$186	$158,966	$-	$(2,464)	$(12,529)	$19,996	$164,155

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,457	$4,540	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,867	3,446	1,822
Amortization of deferred financing costs	516	72	83
Bargain purchase gain	-	(2,790)	(1,263)
Loss from investments in unconsolidated affiliated entities	136	111	14
Other non-cash adjustments	72	(110)	145
Changes in assets and liabilities:
Decrease in restricted escrows	-	-	157
Decrease/(increase) in prepaid expenses and other assets	673	(1,912)	24
Increase in accounts payable and other accrued expenses	1,086	902	400
Increase/(decrease) in due to related party	204	92	(6)

Net cash provided by operating activities	17,011	4,351	2,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(99,440)	(60,615)	(18,158)
Purchase of marketable securities, net of margin loan	-	(19,774)	-
Purchase of noncontrolling interest in a subsidiary	(867)	-	-
Proceeds from sale of marektable securities	-	9,692	190
Purchase of restricted escrow	(2,442)	-	-
Issuance of notes receivable from related party	(20,200)	-	-
Collections on note receivable from related party	18,145	-	2,340
(Funding)/release of restricted escrows	(3,243)	1,306	348
Contributions to unconsolidated affiliated entity	(2,653)	-	-
Distributions from unconsolidated affiliated entities	-	219	2,103

Net cash used in investing activities	(110,700)	(69,172)	(13,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	74,230	-	24,420
Payment on mortgages payable	(1,008)	(499)	(11,317)
Payment of loan fees and expenses	(1,691)	-	(359)
Proceeds/(payment) on margin loans, net	1,762	3,909	(810)
Proceeds from issuance of common stock	80	104,592	21,966
Payment of commissions and offering costs	(116)	(9,612)	(4,021)
Redemption and cancellation of common shares	(858)	(676)	(696)
Notes receivable from affiliates	-	-	(322)
Contribution from noncontrolling interests	2,175	11,300	2,060
Distributions to noncontrolling interests	(641)	(131)	(175)
Distributions to common stockholders	(10,365)	(3,080)	(1,947)

Net cash provided by financing activities	63,568	105,803	28,799

Net change in cash and cash equivalents	(30,121)	40,982	18,368
Cash and cash equivalents, beginning of year	67,502	26,520	8,152
Cash and cash equivalents, end of year	$37,381	$67,502	$26,520

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015, 2014 and 2013

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 100 properties containing approximately 10,285 multifamily units, approximately 257,000 square feet of office space, 1.5 million square feet of industrial space, 25 hotels and 3.3 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 21 states.  Based in New York, and supported by regional offices in New Jersey, Maryland and Illinois, our sponsor employs approximately 383 staff and professionals.

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

We have property managers (our “Property Managers”) that are related parties, which may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10.00 per share (the “Primary Offering”) and 6.5 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”). We also have 75,000 shares reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our shares of common stock for sale to the public.

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

The Company’s registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which it offered to sell up to 30.0 million shares of its common stock for $10.00 per share, subject to certain volume discounts (exclusive of 2,500,000 shares available pursuant to its DRIP at an initial purchase price of $9.50 per share and 255,000 shares reserved for issuance under its Employee and Director Incentive Restricted Share Plan) was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering, which terminated on September 27, 2014, raised aggregate gross proceeds of approximately $127.5 million from the sale of approximately 12.9 million shares of common stock. After allowing for the payment of approximately $11.0 million in selling commissions and dealer manager fees and $4.0 million in organization and other offering expenses, the Follow-On Offering generated aggregate net proceeds of approximately $112.5 million.

The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. As of December 31, 2015, 5.9 million shares remained available for issuance under the DRIP. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering, which terminated on September 27, 2014.

As of December 31, 2015, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through the termination of the Follow-On Offering (September 27, 2014), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2015 in the Operating Partnership’s common units.

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

During 2015, the Company paid an aggregate of $0.9 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites – Metairie and as a result, now own 100.0% of these limited service hotels.

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Sponsor, committed to purchase subordinated profits interests in our Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Proceeds received from the cash sale of the Subordinated Profits Interests were used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From the Company’s inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information.

Operations - Operating Partnership Activity

The Operating Partnership commenced its operations on October 1, 2009. Since then the Company has and will continue to acquire and operate commercial and hospitality properties, and make real estate-related investments, principally in North America through its Operating Partnership. The Company’s commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All such properties have been and will continue to be acquired and operated by the Company alone or jointly with others. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

Related Parties

The Advisor and Property Managers are each related parties. Each of these entities receives compensation and fees for services for the investment and management of the Company’s assets. These entities received fees during the offering stage (which was completed on September 27, 2014) and have and will continue to receive fees during the Company’s acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 11 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT exercises financial and operating control). As of December 31, 2015, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information:	Year Ended December 31,
	2015	2014	2013

Cash paid for interest	$4,683	$1,255	$939
Distributions declared	$12,339	$8,194	$4,050
Noncash commissions and other offering costs in accounts payable and other accrued expenses	$-	$126	$193
Subscription receivable	$-	$55	$25
Value of shares issued from distribution reinvestment program	$1,723	$3,258	$1,791
Debt assumed for acquisition	$32,841	$-	$-
Non controlling interest assumed for acquisition	$656	$-	$-
Unrealized (loss)/gain in available for sale securities	$(2,716)	$(147)	$170
Purchase of loan receivable	$547	$-	$-
Non-cash purchase of investment property	$521	$-	$-

Marketable Securities

Marketable securities consist of equity securities and corporate bonds that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income/(loss). Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold. An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Board has authorized the Company from time to time to invest the Company’s available cash in marketable securities of real estate related companies. The Board of Directors has approved investments up to 30% of the Company’s total assets to be made at the Company’s discretion, subject to compliance with any REIT or other restrictions.

Revenue Recognition

The Company invests in real estate assets that generate rental income. Minimum rents will be recognized on a straight-line accrual basis, over the terms of the related leases. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the initial lease term. Percentage rents, which are based on commercial tenants’ sales, will be recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from commercial tenants for real estate taxes, insurance and other operating expenses, and from residential tenants for utility costs, will be recognized as revenues in the period that the applicable costs are incurred. Revenues from the operations of hotels are recognized when the services are provided.

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2015 and 2014, the Company did not recognize any impairment charges.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Expenditures for tenant improvements and construction allowances paid to commercial tenants are capitalized and amortized over the initial term of each lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2015 and 2014.

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

As of December 31, 2015, the Company had no material uncertain income tax.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values as of December 31, 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$129,824	$130,255	$23,761	$23,548

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of December 31, 2015, the estimated fair value of the Durham Promissory Note approximated its carrying value because of its floating interest rates.

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

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In September 2015, the FASB issued an accounting standards update to simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the requirements and impact of this update on its financial statements.

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The SEC staff noted that this update did not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued an additional update which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new guidance will be effective for the Company beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Acquisitions

LVP REIT Hotels

On January 19, 2015, the Company’s Board of Directors provided approval for the Company to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”). The Company’s advisor elected to waive the acquisition fee associated with this transaction.

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

Subsequently, on January 29, 2015, the Company, through the Joint Venture, completed the acquisition of 100.0% membership interests in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels, for an aggregate acquisition price of approximately $64.6 million (the Company $63.0 million and Lightstone I $1.6 million), excluding closing and other related transaction costs. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

On February 11, 2015, the Company, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90.0% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge”) for an aggregate acquisition price of approximately $24.1 million (including approximately $0.3 million which represents the 10% minority interest in the Residence Inn - Baton Rouge), excluding closing and other related transaction costs. These two hotels were part of the LVP REIT Hotels. In connection with the acquisition of the Courtyard – Parsippany and the Residence Inn - Baton Rouge, the Joint Venture, through subsidiaries, assumed an aggregate of approximately $11.6 million of debt and paid approximately $12.2 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $11.9 million and Lightstone I $0.3 million.) The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

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

On June 10, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100.0% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95.0% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”)  for an aggregate acquisition price of approximately $28.0 million (including approximately $0.3 million which represents the 5% minority interest in the Fairfield Inn – Jonesboro), excluding closing and other related transaction costs. These three hotels were part of the LVP REIT Hotels. In connection with the acquisition of the Hotel II Portfolio, the Joint Venture, through subsidiaries, assumed approximately $15.1 million of debt and paid approximately $12.9 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $12.6 million and Lightstone I $0.3 million.) The $15.1 million loan assumed is collateralized by the Hotel II Portfolio, matures in August 2018, bears interest at 4.94% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

On June 30, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s 90.0% membership interest in a Courtyard by Marriott located in Baton Rouge, Louisiana (the “Courtyard – Baton Rouge”) for an aggregate acquisition price of approximately $7.4 million (including approximately $0.7 million which represents the 10.0% minority interest in the Courtyard - Baton Rouge), excluding closing and other related transaction costs. This hotel was part of the LVP REIT Hotels. In connection with the acquisition of the Courtyard - Baton Rouge, the Joint Venture, through subsidiaries, assumed approximately $6.1 million of debt and paid approximately $1.3 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $1.2 million and Lightstone I $0.1 million) The $6.1 million loan assumed is collateralized by of the Courtyard - Baton Rouge,  matures in May 2017, bears interest at 5.56% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

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

The aggregate capitalization rate for the LVP REIT Hotels as of the closing of the acquisition was approximately 9.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was determined using the net operating income for the year ended December 31, 2014. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

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

Philadelphia Airport Hotel Portfolio

On December 17, 2014, the Company completed the portfolio acquisition of the Aloft Philadelphia Airport (the “Aloft - Philadelphia”), a 136-room select service hotel, the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”), a 177-room select service hotel and a land parcel adjacent the Four Points by Sheraton Philadelphia (the “Land Parcel” and collectively, the “Philadelphia Airport Hotel Portfolio”) from an unrelated third party. The Aloft Philadelphia operates as an “Aloft” pursuant to a 20-year franchise agreement with Starwood and the Four Points by Sheraton Philadelphia operates as a “Four Points by Sheraton” pursuant to a 20-year franchise agreement with Starwood.

The aggregate purchase price for the Philadelphia Airport Hotel Portfolio was approximately $22.6 million (including contingent consideration of approximately $0.3 million). The acquisition was funded with cash. Additionally, in connection with the acquisition, our Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, approximately $0.2 million. The fair value of the assets acquired of approximately $25.4 million exceeded the aggregate cost of $22.6 million, resulting in the recognition of a bargain purchase gain of approximately $2.8 million in the consolidated statements of operations during the fourth quarter of 2014. The Company believes it was able to acquire these properties for less than their aggregate fair value because the seller has implemented a strategy to significantly reduce its owned hotel portfolio and increase its focus on its management and franchise business.

The acquisition of the Philadelphia Airport Hotel Portfolio was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Philadelphia Hotel Portfolio has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. Approximately $7.9 million was allocated to land and improvements, $15.5 million was allocated to building and improvements, and $2.0 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the Philadelphia Airport Hotel Portfolio as of the closing of the acquisition was approximately 8.0%. We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income is determined using the projected or budgeted net operating income based upon then-current projections. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Arkansas Hotel Portfolio

On June 18, 2013, the Company, through LVP TPS Little Rock Holdings LLC and LVP TPS Fayetteville Holdings, LLC, both joint venture subsidiaries of our Operating Partnership, completed the portfolio acquisition of 95.0% ownership interests in two 92-room limited service hotels (the “Arkansas Hotel Portfolio”), which operate as TownePlace Suites by Marriott, located in Little Rock, which we refer to as the TownePlace Suites – Little Rock, and Johnson/Springdale, Arkansas, which we refer to as the TownePlace Suites - Fayetteville, from certain limited liability companies controlled by the same seller, an unrelated third party. The remaining 5.0% ownership interests were acquired by TPSLR, LLC for the TownePlace Suites - Little Rock and TPSFN, LLC for the TownePlace Suites - Fayetteville, respectively, both unrelated third parties.

The Arkansas Hotel Portfolio was acquired as part of a transaction in which the third party sellers sold a portfolio of four hotel properties, two of which comprise the Arkansas Hotel Portfolio, and two hotel properties acquired by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone REIT I”), an related party.  The aggregate purchase price paid for the four properties was $29.1 million, of which $10.7 million related to the Arkansas Hotel Portfolio and such amount was determined based on an internal allocation of the purchase price which was approved by the separate boards of directors of the Company and Lightstone REIT I. Additionally, in connection with the acquisition, our advisor received an acquisition fee equal to 0.95% of the contractual purchase price of $10.7 million, or approximately $102. The fair value of the assets acquired of $11.9 million exceeded the aggregate cost of $10.7 million, resulting in the recognition of a bargain purchase gain of approximately $1.2 million in the consolidated statements of operations during the second quarter of 2013.  The Company believes it was able to acquire this portfolio for less than its fair value because it was a distressed sale which was required by the mortgage lender.

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

The Company initially entered into separate management agreements with a management company controlled by the minority owner of each hotel for the management of the respective hotel. Additionally, the Company entered into a 20-year franchise agreement, or the Franchise Agreement, with Marriott, pursuant to which the TownePlace Suites - Fayetteville and the TownePlace Suites - Little Rock Hotel both continued to operate as a “TownePlace Suites by Marriott,” commencing on June 18, 2013. During 2015, the Company acquired the remaining 5.0% membership interests from the minority owners and as result, now owns 100.0% of these hotels.

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the LVP REIT Hotels, the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Fort Myers Beach, the Philadelphia Airport Hotel Portfolio and the Arkansas Hotel Portfolio since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
Rental revenue	$56,440	$10,010	$1,921
Net income(1)(2)	$8,205	$2,780	$953

Note:

(1)	Includes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.
(2)	Includes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelphia Airport Hotel Portfolio.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the LVP REIT Hotels, the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Fort Myers Beach, the Philadelphia Airport Hotel Portfolio and the Arkansas Hotel Portfolio had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2015	2014	2013
Pro forma rental revenue	$79,359	$74,411	$66,771
Pro forma net income per Company's common share (3)(4)	$6,007	$3,119	$1,619
Pro forma net income per Company's common share, basic and diluted(3)(4)	$0.32	$0.25	$0.26

Note:

(3)	Excludes the approximately $1.3 million bargain purchase gain recorded in the year ended December 31, 2013 in connection with the acquisition of the Arkansas Hotel Portfolio.
(4)	Excludes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelphia Airport Hotel Portfolio.

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2015	December 31, 2014
Brownmill LLC ("Brownmill")	Various	48.58%	$6,021	$3,504

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

As a result of these contributions in exchange for Subordinated Profit Interests, as of December 31, 2015, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the years ended December 31, 2014 and 2013, Brownmill made distributions of $450 and $150, respectively, to its members, of which the Company’s share was $219 and $73, respectively.

During the year ended December 31, 2015, Brownmill refinanced its mortgage payable. In connection with the refinancing, Brownmill made a principal payment of approximately $5.5 million and the Company made a contribution of approximately $2.7 million to Brownmill for its proportionate share of the principal payment.

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

The following table represents the unaudited condensed income statement for Brownmill for the period indicated:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue	$3,644	$3,600	$3,551

Property operating expenses	1,596	1,458	1,377
Depreciation and amortization	904	842	840
Operating income	1,144	1,300	1,334

Interest expense and other, net	(1,018)	(1,094)	(1,151)
Net income	$126	$206	$183
Company's share of net income	$61	$100	$89
Additional depreciation and amortization expense (1)	(197)	(211)	(259)
Company's loss from investment	$(136)	$(111)	$(170)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the unaudited condensed balance sheet for Brownmill:

	As of	As of
	December 31, 2015	December 31, 2014

Real estate, at cost (net)	$15,651	$15,493
Cash and restricted cash	1,080	664
Other assets	1,482	2,096
Total assets	$18,213	$18,253

Mortgage payable	$14,700	$20,217
Other liabilities	527	636
Members' deficiency	2,986	(2,600)
Total liabilities and members' deficiency	$18,213	$18,253

Rego Park Joint Venture

During 2013, LVP Rego Park, LLC (the “Rego Park Joint Venture”), a joint venture in which the Company and Lightstone I a real estate investment trust also sponsored by the Company’s sponsor, The Lightstone Group, had 10.0% and 90.0% ownership interests, respectively, made final distributions to its members and, as a result, the Company no longer has any investment in the Rego Park Joint Venture. During the year ended December 31 2013, the Rego Park Joint Venture had net income of approximately $1,792 of which the Company’s share was approximately $156.

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$63	$(2,527)	$15,464

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$408	$(156)	$18,180

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.27% at December 31, 2015).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2015 and 2014, the Company did not recognize any impairment charges.

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

As of December 31, 2015 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Notes Receivable from Related Party

On February 4, 2015, the Company entered into a revolving promissory note (the “Des Moines Note Receivable”) of up to $10.0 million with Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a real estate investment trust also sponsored by the Company’s Sponsor. On the same date, in connection with Lightstone III’s acquisition of a Hampton Inn located in Des Moines, Iowa (the “Hampton Inn – Des Moines”), the Company funded $8.2 million to Lightstone III under the Des Moines Note Receivable.

The Des Moines Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.4% as of December 31, 2015) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $100,000 in connection with the Des Moines Note Receivable and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. As a result of subsequent paydowns aggregating $8.2 million, there was no outstanding principal balance under the Des Moines Note Receivable as of December 31, 2015. The Des Moines Note Receivable subsequently expired in February 2016.

On May 15, 2015, the Company entered into a revolving promissory note (the “Durham Note Receivable”) of up to $13.0 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a Courtyard by Marriott located in Durham, North Carolina (the “Courtyard - Durham”), the Company funded $12.0 million to Lightstone III under the Durham Note Receivable.

The Durham Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.4% as of December 31, 2015) and requires qurterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $130,000 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. As a result of subsequent paydowns aggregating $9.9 million, the outstanding balance and remaining availability under the Durham Promissory Note was $2.1 million and $10.9 million, respectively, as of December 31, 2015.

During the year ended December 31, 2015, the Company received origination fees of $0.2 million and interest of $0.7 million from Lightstone III in connection with the Des Moines Promissory Note and the Durham Promissory Note.

7.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average Interest Rate			Loan Amount Outstanding
Description	Interest Rate	as of December 31, 2015	Maturity Date	Amount Due at Maturity	As of December 31, 2015	As of December 31, 2014
Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$23,236	$23,761
Revolving Credit Facility, secured by nine properties	LIBOR + 4.95%	5.34%	January 2018	74,230	74,230	-
Courtyard - Parsippany	LIBOR + 3.50%	3.69%	August 2018	7,126	7,612	-
Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,720	-
Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,962	-
Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,064	-

Grand Total		5.14%		$126,471	$129,824	$23,761

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

Revolving Credit Facility

On January 29, 2015, the Company, through two wholly owned subsidiaries, entered into the Revolving Credit Facility with GE Capital. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of GE Capital. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. On January 29, 2015, the Company received an initial advance of $35.0 million under the Revolving Credit Facility which is secured by the Hotel I Portfolio, plus the Aloft – Tucson and the Holiday Inn – Opelika, two other hotels owned by the Company. During the second quarter of 2015, the Company received additional advances aggregating $24.2 million under the Revolving Credit Facility, which are secured by the same hotels. During the third quarter of 2015, the Revolving Credit Facility was amended to increase the amount available to $75.0 million and the Company received an additional advance of approximately $15.0 million, which is secured by the Philadelphia Airport Hotel Portfolio.

Courtyard-Parsippany

The $7.8 million loan collateralized by the Courtyard-Parsippany, matures in August 2018, bears interest at Libor plus 3.50% and requires monthly principal and interest payments through its stated maturity.

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

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$1,301	$7,151	$121,372	$-	$-	$-	$129,824

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.2 million and $1.0 million was held in restricted escrow accounts as of December 31, 2015 and 2014, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its financial debt covenants.

8. Selling Commission, Dealer Manager Fees and Other Offering Costs

Selling commissions and dealer manager fees were paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees were accounted for as a reduction against additional paid-in capital (“APIC”) as costs were incurred. Any organizational costs were accounted for as general and administrative costs. The following table represents the selling commissions and dealer manager and other offering costs for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013

Selling commissions and dealer manager fees	$-	$8,934	$2,023
Other offering costs	$-	$611	$1,937

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

Distributions will be at the discretion of our Board of Directors. We commenced quarterly distributions beginning with the fourth quarter of 2009 and we have generally used cash proceeds from the sale of shares of our common stock to fund such distributions. We may continue to pay such distributions from borrowings or cash flow from operations if we do not generated sufficient cash flow from our operations to fund distributions. Our ability to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared the annualized distribution rate for each quarterly period commencing 30 days subsequent to achieving the minimum offering of 500,000 shares of common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equals a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

At the beginning of October 2009, we achieved our minimum offering of 500,000 shares of common stock and on November 3, 2009, our Board of Directors declared our first quarterly distribution at the Initial Annualized Distribution Rate for the three-month period ending December 31, 2009. Subsequently, our Board of Directors declared regular quarterly distributions at the Initial Annualized Distribution Rate

On September 25, 2015, the Board of Directors resolved that future distributions declared to shareholders of record on the close of business on the last day of the quarter during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%.

Total distributions declared during the years ended December 31, 2015, 2014 and 2013 were $12.3 million, $8.2 million and $4.1 million, respectively.

On March 22, 2016, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2016 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on April 15, 2016.

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

10. Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) membership interests held by others in the Joint Venture (see Note 3) and the membership interests held by minority owners of certain of our hotels. The units include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2015 and 2014 include (i) the 200 limited partner units held by the Advisor and (ii) 177 Subordinated Profits Interests units held by Lightstone SLP II LLC.

During 2015, the Company paid an aggregate $0.6 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites – Metairie and as a result, now owns 100.0% of these hotels.

Share Description

See Note 1 for a discussion of rights related to the Subordinated Profits Interests. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

Distributions

During the year ended December 31, 2015, 2014 and 2013, the Company paid distributions to noncontrolling interests in LVP Metairie JV LLC of $7, $131 and $175, respectively.

11. Related Party and Other Transactions

The Company has agreements with the Dealer Manager, Advisor and Property Managers to pay certain fees, as follows, in exchange for services performed by these entities and other related party entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Managers and their affiliates to perform such services as provided in these agreements.

Fees	Amount
Selling Commission	The Dealer Manager was paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. From our inception through the termination of the Follow-On Offering (September 27, 2014), approximately $11.2 million of selling commissions were incurred.

Dealer Management Fee	The Dealer Manager was paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. From our inception through termination of the Follow-On Offering (September 27, 2014), approximately $5.1 million of dealer management fees were incurred.

Reimbursement of Offering Expenses	The Company sold Subordinated Profits Interests to Lightstone SLP II LLC for $12.9 million and Lightstone SLP II LLC contributed equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. The proceeds received from the cash sale of Subordinated Profits Interests were used to pay the dealer manager fees and selling commissions.

Fees	Amount

Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Residential/Retail	The Property Managers will be paid a monthly management fee of up to 5% of the gross revenues from residential and retail properties. The Company may pay the Property Managers a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial	The Property Managers will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

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

In addition to certain related party payments that were made to the Dealer Manager, the Company also has agreements with the Advisor and the Property Managers and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Managers for the periods:

	For the Years Ended December 31,
	2015	2014	2013
Acquisition fees	$-	$547	$102
Asset management fees	2,032	-	114
Development fees	20	140	78
Total	$2,052	$687	$294

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 and $0.4 million were waived by the Advisor during the years ended December 31, 2014 and 2013.

As of December 31, 2015, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 4.

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s length basis. During the years ended December 31, 2015, 2014 and 2013, the Company has paid approximately $0, $106 and $32 in fees to this title insurance agent, respectively.

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

13. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2015 and 2014:

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$71,368	$18,560	$19,687	$18,330	$14,791

Operating income	$8,904	$1,482	$2,579	$2,818	$2,025

Net income	$5,457	$248	$1,255	$2,116	$1,838

Less income attributable to noncontrolling interests	(144)	(15)	(53)	(53)	(23)

Net income applicable to Company's common shares	$5,313	$233	$1,202	$2,063	$1,815

Net income per common share, basic and diluted	$0.29	$0.01	$0.06	$0.11	$0.10

102

	2014
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$23,566	$7,289	$6,601	$6,408	$3,268

Operating income/(loss)	$1,668	$88	$834	$895	$(149)

Net income (a)	$4,540	$2,807	$855	$845	$33

Less income attributable to noncontrolling interests	(68)	(9)	(23)	(31)	(5)

Net income applicable to Company's common shares	$4,472	$2,798	$832	$814	$28

Net income per common share, basic and diluted	$0.35	$0.15	$0.06	$0.08	$-

a)	Net income for the year ended December 31, 2014 includes a bargain purchase gain of $2.8 million in the 4th quarter of 2014 in connection with the purchase of the Philadelphia Airport Hotel Portfolio. (See Note 3)

14. Subsequent Events

Distribution Declaration

On March 22, 2016, the Company’s Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2016, at the Revised Annualized Distribution Rate, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on April 15, 2016 to shareholders of record as of March 31, 2016.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2015

					Gross amount at which
		Initial Cost (A)			carried at end of period
	Encumbrance	Land	Buildings and Improvements and Furniture and Fixtures	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements and Furniture and Fixtures	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

Fairfield Inn
East Rutherford, NJ	$-	$2,945	$8,743	$5,259	$2,973	$13,974	$16,947	$(1,877)	12/31/2012	(D)

Hampton Inn Hotel
Ft. Myers Beach, FL	-	3,028	6,397	126	3,028	6,523	9,551	(420)	10/2/2014	(D)

Vacant Lot
Philadelphia, PA	-	2,000	-	-	2,000	-	2,000	-	12/17/2014	(D)

Courtyard Marriott
Parsippany, NJ	7,612	2,690	14,310	364	2,836	14,528	17,364	(663)	2/11/2015	(D)

Marriott Residence Inn
Baton Rouge, LA	3,720	2,190	4,849	78	2,198	4,919	7,117	(283)	2/11/2015	(D)

Marriott Courtyard
Baton Rouge, LA	6,064	2,061	5,281	63	2,061	5,344	7,405	(152)	6/30/2015	(D)

Total	$17,396	$14,914	$39,580	$5,890	$15,096	$45,288	$60,384	$(3,395)

Promissory Note(1):
TownePlace Suites Hotel
Harahan, LA	$9,040	$1,800	$10,484	$1,968	$1,800	$12,452	$14,252	$(2,092)	1/19/2011	(D)

SpringHill Suites Hotel
Peabody, MA	7,755	2,126	10,624	2,838	2,168	13,420	15,588	(2,749)	7/13/2012	(D)

TownePlace Suites Hotel
Johnson, AR	2,855	990	4,710	1,037	990	5,747	6,737	(709)	6/18/2013	(D)

TownePlace Suites Hotel
Little Rock, AR	3,586	1,037	5,220	993	1,045	6,205	7,250	(744)	6/18/2013	(D)

Total	$23,236	$5,953	$31,038	$6,836	$6,003	$37,824	$43,827	$(6,294)

Revolving Credit Facility(2):
Holiday Inn Express Hotel
Opelika, AL	$-	$999	$5,871	$92	$999	$5,963	$6,962	$(406)	4/1/2014	(D)

Aloft Tucson University Hotel
Tucson, AZ	-	1,860	17,140	51	1,860	17,191	19,051	(1,298)	4/8/2014	(D)

Aloft Philadelphia Airport Hotel
Philadelphia, PA	-	2,595	11,805	1,026	2,595	12,831	15,426	(454)	12/17/2014	(D)

Four Points by Sheraton Hotel
Philadelphia, PA	-	3,267	5,733	2,111	3,267	7,844	11,111	(277)	12/17/2014	(D)

Courtyard Marriott
Willoughby, OH	-	1,177	10,823	69	1,177	10,892	12,069	(493)	1/29/2015	(D)

Fairfield Inn & Suites
Des Moines, IA	-	1,648	6,852	122	1,648	6,974	8,622	(351)	1/29/2015	(D)

SpringHill Suites
Des Moines, IA	-	1,495	7,905	46	1,495	7,951	9,446	(377)	1/29/2015	(D)

Hampton Inn Hotel
Miami, FL	-	3,571	15,629	1,372	3,571	17,001	20,572	(489)	1/29/2015	(D)

Hampton Inn Hotel
Ft Lauderdale, FL	-	2,383	13,117	1,291	2,383	14,408	16,791	(424)	1/29/2015	(D)

Unallocated	74,230	-	-	-	-	-	-	-		(D)

Total	$74,230	$18,995	$94,875	$6,180	$18,995	$101,055	$120,050	$(4,569)

Promissory Note(3):
Holiday Inn Express Hotel
Auburn, AL	$4,043	$817	$7,241	$11	$817	$7,252	$8,069	$(248)	6/10/2015	(D)

Aloft - Rogers
Rogers, AR	7,850	1,383	12,917	862	1,383	13,779	15,162	(327)	6/10/2015	(D)

Fairfield Inn & Suites
Jonesboro, AR	3,069	1,613	3,987	554	1,613	4,541	6,154	(126)	6/10/2015	(D)

Total	$14,962	$3,813	$24,145	$1,427	$3,813	$25,572	$29,385	$(701)

Grand Total	$129,824	$43,675	$189,638	$20,333	$43,907	$209,739	$253,646	$(14,959)

(1)  The Company's first Promissory Note is cross-collateralized by four hotels, each of which has an allocated loan amount.

(2)  The Company's Revolving Credit Facility is cross-collateralized by nine hotels.

(3)  The Company's second Promissory Note is cross-collateralized by three hotels, each of which has an allocated loan amount.

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including (i) bargain purchase gains recorded in connection with the acquisition and (ii) amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2015	2014	2013

Balance at beginning of year	120,790	56,757	37,336
Acquisitions, at cost	123,939	57,905	10,694
Acquisitions, bargain purchase gain	-	2,790	1,263
Improvements	8,917	3,338	7,464

Balance at end of year	$253,646	$120,790	$56,757

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2015	2014	2013

Balance at beginning of year	$6,111	2,670	850
Depreciation expense	8,848	3,441	1,820

Balance at end of year	$14,959	$6,111	$2,670

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2015 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2016 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors	2016	2008

Edwin J. Glickman	84	Director	2016	2008

George R. Whittemore	66	Director	2016	2008

Dov Gertzulin	37	Director	2016	2015

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc.(“Lightstone I”) and Lightstone Value Plus REIT LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

EDWIN J. GLICKMAN  is one of our independent directors and the Chairman of our Audit Committee. From December 2013 to present, has served as a member of the board of directors of Lightstone III and from September 2014 to the present has served as a member of the board of directors of Lightstone IV. From December 2004 through January 2015, Mr. Glickman previously served as a member of the board of directors of Lightstone I. In January 1995, Mr. Glickman co-founded Capital Lease Funding, a leading mortgage lender for properties net leased to investment grade tenants, where he remained as Executive Vice President until May 2003 when he retired. Mr. Glickman was previously a trustee of publicly traded RPS Realty Trust from October 1980 through May 1996, and Atlantic Realty Trust from May 1996 to March 2006. Mr. Glickman graduated from Dartmouth College. Mr. Glickman has been selected to serve as an independent director due to his extensive experience in mortgage lending and finance.

GEORGE R. Whittemore is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore  previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a director and audit committee chairman of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2016 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	55	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	63	President and Chief Operating Officer

Joseph Teichman	42	General Counsel

Donna Brandin	59	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer and also serves as President of Lightstone I since December 2013. Mr. Hochberg also serves as the President of our sponsor. Mr. Hochberg serves as President and Chief Operating Officer of Lightstone III, Lightstone IV and HNIT and their respective advisors. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I, Lightstone III, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey.

DONNA BRANDIN is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone III, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone I, Lightstone III, Lightstone IV and HNIT. Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned her Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2015.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonecapitalmarkets.com /sec-filings#doc-section or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman, George R. Whittemore and Dov Gertzulin each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Glickman is qualified as an audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman, Whittemore and Gertzulin see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/ sec-filings#doc-section

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2015, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred. Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2016 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and our property managers (the “Property Managers”) are indirectly owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is majority owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and Property Managers to pay certain fees, as described below, in exchange for services performed by these and other related party entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Property Managers may manage the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

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

We have not incurred any fees to the Property Managers for the years ended December 31, 2015, 2014 and 2013.

Dealer Manager

We paid the Dealer Manager selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager was permitted to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also paid to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, was permitted to reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the years ended December 31, 2014 and 2013 were $8.9 million and $2.0 million, respectively. Our offering closed on September 27, 2014.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. However, $11.3 million may be paid as an acquisition fee and for the reimbursement of acquisition expenses if the maximum offering was sold, assuming aggregate long-term permanent leverage of approximately 75%. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2015, 2014 and 2013 were $2.1 million, $0.7 million and $0.3 million, respectively.

Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million and $0.4 million were waived by the Advisor during the years ended December 31, 2014 and 2013, respectively.

Sponsor

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and Follow-On Offering (which closed on September 27, 2014) on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. Proceeds received from the cash sale of the Subordinated Profits Interests were used to offset payments made by the Company from offering proceeds to pay the dealer manager fees, selling commissions and organization and other offering expenses.

From our inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2015	Year ended December 31, 2014
Audit Fees (a)	$288,500	$309,000
Audit-Related Fees (b)	195,500	-
Tax Fees (c)	90,000	65,000

Total Fees	$574,000	$374,000

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2015.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(12)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(10)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(10)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(7)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(7)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.4(6)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5(9)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(10)	Opinion of Venable LLP.
8.1(10)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (8)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(7)	Form of Employee and Director Incentive Restricted Share Plan.
10.5(3)	Hotel Management Agreement dated January 19, 2011 between LVP Metairie Holding Corp and Trans Inn Management, Inc.
10.6(11)	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
10.7(4)	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
10.8(4)	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP
10.9(4)	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
10.10(4)	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP
10.11(3)	Limited Liability Company Agreement of LVP Metairie JV, LLC dated January 14, 2011 adopted and entered into by Lightstone Value Plus REIT II, LP, TPS Metairie, LLC and Sherman Family Trust.
10.12(3)	Limited Liability Company Agreement of LVP CP Boston Holdings, LLC dated March 21, 2011 adopted and entered into by Lightstone Value Plus REIT LP and Lightstone Value Plus REIT II LP.
10.13(3)	Limited Liability Company Agreement of LVP Metairie, LLC dated January 13, 2011 by and between LVP Metairie JV, LLC and Gail Grossman.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Robert A. Stanger & Co., Inc.

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2012.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 4, 2011.

(3)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on April 21, 2011.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on February 11, 2011.

(5)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 27, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(7)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(8)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(9)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(10)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 16, 2010.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 24, 2016	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2016
David Lichtenstein

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 24, 2016
Donna Brandin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	March 24, 2016
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 24, 2016
George R. Whittemore

/s/ Dov Gertzulin	Director	March 24, 2016
Dov Gertzulin

