Form 10-Q
period 2016-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2016-05-16
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐  No ☑

As of May 10, 2016, there were approximately 18.5 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment property:
Land and improvements	$43,994	$43,907
Building and improvements	171,994	170,136
Furniture and fixtures	37,751	36,036
Construction in progress	1,489	3,567
Gross investment property	255,228	253,646
Less accumulated depreciation	(17,502)	(14,959)
Net investment property	237,726	238,687

Investment in unconsolidated affiliated entity	6,015	6,021
Cash and cash equivalents	30,188	37,381
Marketable securities, available for sale	15,387	15,464
Restricted escrows and deposits	2,638	7,243
Notes receivable from related party	10,055	2,055
Due from related party	99	-
Prepaid expenses and other assets	5,607	4,173
Total Assets	$307,715	$311,024

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,037	$7,218
Margin loan	7,273	7,577
Mortgages payable, net	127,622	128,392
Due to related party	-	403
Distributions payable	3,238	3,279

Total liabilities	146,170	146,869

Commitments and contingencies (Note 9)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,554 and 18,586 shares issued and outstanding in 2016 and 2015, respectively	185	186
Additional paid-in-capital	158,659	158,966
Accumulated other comprehensive loss	(2,541)	(2,464)
Accumulated deficit	(14,763)	(12,529)
Total Company stockholders' equity	141,540	144,159

Noncontrolling interests	20,005	19,996

Total Stockholders' Equity	161,545	164,155

Total Liabilities and Stockholders' Equity	$307,715	$311,024

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Rental revenue	$19,889	$14,791

Expenses:
Property operating expenses	12,744	9,173
Real estate taxes	852	543
General and administrative costs	1,409	1,301
Depreciation and amortization	2,549	1,749

Total operating expenses	17,554	12,766

Operating income	2,335	2,025

Interest and dividend income	382	421

Interest expense	(1,943)	(782)

Other income, net	233	218

Loss from investment in unconsolidated affiliated entity	(6)	(44)

Net income	1,001	1,838

Less: net loss/(income) attributable to noncontrolling interests	3	(23)

Net income applicable to Company's common shares	$1,004	$1,815

Net income per Company's common share, basic and diluted	$0.05	$0.10

Weighted average number of common shares outstanding, basic and diluted	18,571	18,645

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income	$1,001	$1,838

Other comprehensive loss:
Unrealized loss on available for sale securities	(77)	(291)

Other comprehensive loss	(77)	(291)

Comprehensive income	924	1,547

Less: Comprehensive loss/(income) attributable to noncontrolling interests	3	(23)

Comprehensive income attributable to the Company's common shares	$927	$1,524

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

			Additional			Total	Total
	Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholder's
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2015	18,586	$186	$158,966	$(2,464)	$(12,529)	$19,996	$164,155

Net income	-	-	-	-	1,004	(3)	1,001
Other comprehensive loss	-	-	-	(77)	-	-	(77)
Distributions declared	-	-	-	-	(3,238)	-	(3,238)
Contributions from noncontrolling interests	-	-	-	-	-	12	12
Redemption and cancellation of shares	(32)	(1)	(307)	-	-	-	(308)

BALANCE, March 31, 2016	18,554	$185	$158,659	$(2,541)	$(14,763)	$20,005	$161,545

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,001	$1,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,549	1,749
Amortization of deferred financing costs	166	79
Loss from investment in unconsolidated affiliated entity	6	44
Other non-cash adjustments	95	17
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(1,535)	(1,251)
Increase in accounts payable and other accrued expenses	872	2,073
(Decrease)/increase in due from related party	(502)	34

Net cash provided by operating activities	2,652	4,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,634)	(79,722)
Funding of notes receivable to related party	(8,000)	(8,200)
Receipt of payments on notes receivable from related party	-	1,200
Release/(funding) of restricted escrows and deposits	4,605	(2,136)

Net cash used in investing activities	(5,029)	(88,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	35,000
Payments on mortgages payable	(937)	(154)
Payment of loan fees and expenses	-	(1,141)
Payment on margin loan	(304)	(314)
Proceeds from issuance of common stock	-	80
Payment of commissions and offering costs	-	(116)
Redemption and cancellation of common shares	(308)	(33)
Contribution of noncontrolling interests	12	1,595
Distributions to noncontrolling interests	-	(28)
Distributions to common stockholders	(3,279)	(1,305)

Net cash (used in)/provided by financing activities	(4,816)	33,584

Net change in cash and cash equivalents	(7,193)	(50,691)
Cash and cash equivalents, beginning of year	37,381	67,502
Cash and cash equivalents, end of period	$30,188	$16,811

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

As of March 31, 2016, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through September 27, 2014 (the termination date of the Follow-On Offering), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering and from the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of March 31, 2016 in the Operating Partnership’s common units.

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

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc., a real estate investment trust also sponsored by the Company’s Sponsor, in a joint venture, and (iii) the membership interests held by minority owners of certain of the Company’s hotels.

Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor, committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offering and the Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2016, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and its Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Supplemental disclosure of cash flow information

	For the Three Months Ended March 31,
	2016	2015

Cash paid for interest	$1,770	$495
Distributions declared	$3,238	$2,988
Value of shares issued from distribution reinvestment program	$-	$1,723
Debt assumed for acquisition	$-	$11,539
Non controlling interest assumed for acquisition	$-	$451
Unrealized loss in available for sale securities	$(77)	$-
Non-cash purchase of investment property	$469	$-

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

In May 2014, the FASB issued an accounting standards update that completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for us for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and companies have the choice to apply the update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the update at the date of initial application (January 1, 2017) and not adjusting comparative information. In August 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance was effective for the Company beginning January 1, 2016. The Company adopted this standard during the quarter ended March 31, 2016. As a result of adopting this standard on a retrospective basis, approximately $1.4 million was reclassified out of prepaid expenses and other assets and was reclassified into mortgage payable, net on the consolidated balance sheet as of December 31, 2015.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

3.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$-	$(2,541)	$15,387

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$63	$(2,527)	$15,464

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.29% as of March 31, 2016).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2016 and December 31, 2015, the Company did not recognize any impairment charges.

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

As of March 31, 2016 and December 31, 2015, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2016.

4.	Notes Receivable from Related Party

On May 15, 2015, the Company entered into a revolving promissory note (the “Durham Note Receivable”) of up to $13.0 million with Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a real estate investment trust also sponsored by the Company’s Sponsor. On the same date, in connection with Lightstone III’s acquisition of a Courtyard by Marriott located in Durham, North Carolina (the “Courtyard - Durham”), the Company funded $12.0 million under the Durham Note Receivable.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

The Durham Note Receivable has a term of one year, bears interest at a floating rate of three-month Libor plus 6.0% (6.6% as of March 31, 2016) and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $130 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. The outstanding principal balance and remaining availability under the Durham Promissory Note were $10.1 million and $2.9 million, respectively, as of March 31, 2016 and $2.1 million and $10.9 million, respectively, as of December 31, 2015. On May 2, 2016, the Durham Promissory Note was paid in full.

During the three months ended March 31, 2016, the Company accrued interest income of $49 for the Durham Promissory Note. During the three months ended March 31, 2015, the Company received origination fees of $100 and accrued interest income of $80 for a $10.0 million revolving promissory note (the “Des Moines Promissory Note”) with the operating partnership of Lightstone III, which had no outstanding balance as of December 31, 2015 and subsequently expired on February 4, 2016.

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2016	Maturity Date	Amount Due at Maturity	As of March 31, 2016	As of December 31, 2015

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$23,100	$23,236

Revolving Loan, secured by nine properties	LIBOR + 4.95%	5.59%	January 2018	73,616	73,616	74,230

Courtyard - Parsippany	LIBOR + 3.50%	3.93%	August 2018	7,126	7,567	7,612

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,700	3,720

Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,875	14,962

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	6,030	6,064

Total mortgages payable		5.30%		$125,857	$128,888	$129,824

Less: Deferred financing costs					(1,266)	(1,432)

Total mortgages payable, net					$127,622	$128,392

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2016:

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$979	$7,151	$120,758	$-	$-	$-	$128,888

Less: Deferred financing costs							(1,266)

Total principal maturiteis, net							127,622

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.6 million and $2.2 million was held in restricted escrow accounts as of March 31, 2016 and December 31, 2015, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

6.	Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

7.	Related Party Transactions

The Company has agreements with the Advisor and Lightstone Value Plus REIT Management LLC (the “Property Manager”) to pay certain fees in exchange for services performed by these entities and other related party entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Manager and their affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Asset Management Fees	$588	$383
Development Fees	$33	$-

Total	$621	$383

8.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and accrued expenses, margin loan, due to/from related party, and distributions payable approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$128,888	$129,716	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of March 31, 2016, the estimated fair value of the Durham Promissory Note approximated its carrying value because of its floating interest rate.

9.	Commitments and Contingencies

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

Distribution Payment

On April 15, 2016, the distribution for the three-month period ending March 31, 2016 of $3.2 million was paid in cash. The distribution was paid from a combination of cash flows provided by operations ($2.6 million or 82%) and cash other than cash flows provided by operations ($0.6 million or 18%).

Distribution Declaration

On May 13, 2016, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on July 15, 2016 to shareholders of record as of June 30, 2016.

Notes Receivable from Related Party

On May 2, 2016, the Company entered into a revolving promissory note (the “Green Bay Note Receivable”) of up to $14.5 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a SpringHill Suites by Marriott hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”), the Company funded $10.2 million under the Green Bay Note Receivable.

The Green Bay Note Receivable has a term of one year (with an option for Lightstone III to renew for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $145 in connection with the Green Bay Note Receivable and pledged its ownership interest in the SpringHill Suites – Green Bay as collateral.

On May 2, 2016, the Company entered into a revolving promissory note (the “Lansing Note Receivable”) of up to $8.0 million with Lightstone III. On the same date, in connection with Lightstone III’s full repayment of the Durham Note Receivable, the Company funded $6.0 million under the Lansing Note Receivable.

The Lansing Note Receivable has a term of one year (with an option for Lightstone III to renew for an additional year), bears interest at a floating rate of three-month Libor plus 6.0% and requires quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $80 in connection with the Lansing Note Receivable and pledged its ownership interest in a Hampton Inn hotel located in Lansing, Michigan as collateral.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the our failure to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q, our Form 10-K, our Registration Statements on Form S-11, as the same may be amended and supplemented from time to time, and in our other reports filed with the SEC.

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

Capital used for the purchase of real estate and real estate related investments was obtained from the public offering of shares of our common stock, and from indebtedness that we incurred in connection with the acquisition of real estate and real estate related investments thereafter. Our registration statement on Form S-11, pursuant to which we offered to sell a maximum of 51,000,000 shares of our common stock (exclusive of 6,500,000 shares which were available pursuant to our distribution reinvestment plan (the “DRIP”), and 255,000 shares which were reserved for issuance under our Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts), was declared effective by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009 we commenced our initial public offering of common stock (the “Offering”). The Offering terminated on August 15, 2012.

We filed a registration statement on Form S-11 (the “Follow-On Offering”), pursuant to which we offered to sell a maximum of 30,000,000 shares of our common stock (exclusive of 2,500,000 shares available pursuant to our DRIP) and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan), at a price of $10.00 per share (subject to certain volume discounts). The Follow-On Offering was declared effective by SEC under the Securities Act of 1933 on September 27, 2012. The Follow-On Offering terminated on September 27, 2014.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, the Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2016	Annualized Revenues based on rents as of March 31, 2016		Annualized Revenues per square foot as of March 31, 2016

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	72%	$2.6	million	$16.63

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room ("RevPAR") for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2016	Ended March 31, 2016	March 31, 2016

TownePlace Suites - Metairie	Harahan, Louisiana	2000	11,284	85%	$93.93	$110.57

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,924	60%	$56.06	$93.09

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,831	66%	$74.74	$112.53

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	8,372	61%	$55.90	$91.39

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,372	68%	$52.28	$77.50

Holiday Inn - Opelika	Opelika, Alabama	2009	7,917	72%	$74.49	$103.89

Aloft - Tucson	Tucson, Arizona	1971	14,014	89%	$127.25	$142.59

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	10,920	94%	$178.41	$190.43

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,376	60%	$63.03	$105.48

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	16,107	65%	$54.35	$84.18

Courtyard - Willoughby	Willoughby, Ohio	1999	8,190	73%	$75.11	$102.45

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,282	67%	$61.68	$91.48

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,827	66%	$56.90	$86.84

Hampton Inn - Miami	Miami, Florida	1996	11,466	83%	$129.56	$156.38

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,464	84%	$163.50	$195.13

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,741	55%	$87.78	$160.26

Residence Inn - Baton Rouge	Baton Rouge, Louisiana	2000	9,828	71%	$65.71	$92.27

Holiday Inn Express - Auburn	Auburn, Alabama	2002	7,462	63%	$67.38	$106.36

Aloft - Rogers	Rogers, Arkansas	2008	11,830	51%	$63.16	$124.13

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	7,553	73%	$73.29	$99.97

Courtyard - Baton Rouge	Baton Rouge, Louisiana	1997	11,011	73%	$68.82	$94.74

		Hospitality Total	225,771	70%	$83.60	$119.19

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Our primary financial measure for evaluating our properties is net operating income (“NOI”). NOI represents revenues less property operating expenses, real estate taxes and general and administrative expenses. We believe that NOI is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties.

LVP REIT Hotels

In January 2015, our Board of Directors provided approval for us to form a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor, The Lightstone Group, and for the Joint Venture to acquire Lightstone I’s membership interests in up to 11 limited service hotels (the “LVP REIT Hotels”).

Subsequently in January 2015, we, through the Operating Partnership, entered into an agreement to form the Joint Venture with Lightstone I, whereby we and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. We are the managing member.

1st Quarter 2015:

In January 2015, we, through the Joint Venture, completed the acquisition of a100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio are as follows:

· a Courtyard by Marriott located in Willoughby, Ohio (the “Courtyard – Willoughby”);

· a Fairfield Inn & Suites by Marriott located in West Des Moines, Iowa (the “Fairfield Inn – Des Moines”);

· a SpringHill Suites by Marriott located in West Des Moines, Iowa (the SpringHill Suites – Des Moines”);

· a Hampton Inn located in Miami, Florida (the “Hampton Inn – Miami”); and

· a Hampton Inn & Suites located in Fort Lauderdale, Florida (the “Hampton Inn & Suites – Fort Lauderdale”).

In February 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Courtyard by Marriott located in Parsippany, New Jersey (the “Courtyard – Parsippany”) and (ii) 90.0% membership interest in a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge”). These two hotels were part of the LVP REIT Hotels.

The Joint Venture’s acquisitions of Lightstone I’s membership interests in the Hotel I Portfolio, the Courtyard – Parsippany and the Residence Inn – Baton Rouge are collectively referred to as the “1st Quarter 2015 Acquisitions”.

2nd Quarter 2015:

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

The Joint Venture’s acquisitions of Lightstone I’s membership interests in the Hotel II Portfolio and the Courtyard – Baton Rouge are collectively referred to as the “2nd Quarter 2015 Acquisitions”.

We have had no further acquisitions of properties through March 31, 2016.

For the Three Months Ended March 31, 2016 vs. March 31, 2015

Rental revenue

Rental revenue increased by $5.1 million to $19.9 million during the three months ended March 31, 2016 compared to $14.8 million for the same period in 2015. Approximately $4.8 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $2.1 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $2.7 million related to the 2nd Quarter 2015 Acquisitions. The remaining increase of $0.3 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Property operating expenses

Property operating expenses increased by $3.5 million to $12.7 million during the three months ended March 31, 2016 compared to $9.2 million for the same period in 2015. Approximately $3.2 million of the increase is attributable to the timing of acquisitions of the hotels described above: (i) an aggregate of $1.4 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $1.8 million related to the 2nd Quarter 2015 Acquisitions. The remaining increase of $0.3 million is attributable to increased room-related expenses for the properties that we operated for both the entire 2016 and 2015 periods.

Real estate taxes

Real estate taxes increased by $0.4 million to $0.9 million during the three months ended March 31, 2016 compared to $0.5 million for the same period in 2015. Approximately $0.3 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.2 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.1 million related to the 2nd Quarter 2015 Acquisitions. The remaining increase of $0.1 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

General and administrative expenses

General and administrative expenses were relatively flat increasing by $0.1 million to $1.4 million during the three months ended March 31, 2016 compared to $1.3 million for the same period in 2015.

Depreciation and amortization

Depreciation and amortization expense increased by $0.8 million to $2.5 million during the three months ended March 31, 2016 compared to $1.7 million for the same period in 2015. Approximately $0.7 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.3 million related to the 1st Quarter 2015 Acquisisitons and (ii) an aggregate of $0.4 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of $0.1 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Interest and dividend income

Interest and dividend income was $0.4 during both the three months ended March 31, 2016 and for the same period in 2015.

Earnings from investment in unconsolidated affiliated entity

Our loss from investment in unconsolidated affiliated entity during the three months ended March 31, 2016 was $6 compared to $44 for the same period in 2015. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $1.9 million during the three months ended March 31, 2016 compared to $0.8 million for the same period in 2015. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2016 due to the financings associated with the Joint Venture’s acquisition of the LVP REIT Hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone I in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2016, our primary sources of funds were $2.7 million of cash flows from our operations and $4.6 million of proceeds from the release of funds held in restricted escrows.

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings or sale of our investments in marketable securities, (iii) the repayment of our notes receivable from related party from Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a real estate investment trust also sponsored by our Sponsor and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $128.9 million and a margin loan of $7.3 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2016, our total borrowings aggregated $136.2 million which represented 76% of our net assets.

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

As of March 31, 2016, we had a $13.0 million revolving promissory note (the “Durham Note Receivable”) to the operating partnership of Lightstone III that is scheduled to expire on May 15, 2016, with an aggregate outstanding principal balance and remaining aggregate availability of $10.1 million and $2.9 million, respectively. The Durham Note Receivable was subsequently repaid in full on May 2, 2016. Additionally, on May 2, 2016, we entered into two additional revolving promissory notes, the $8.0 million Lansing Note Receivable and the $14.5 million Green Bay Note Receivable, both with Lightstone III. The Lansing Note Receivable and the Green Bay Note Receivable each have terms of one year, with an option to extend for an additional year. On May 2, 2016, we funded aggregate proceeds of approximately $16.2 million under these revolving promissory notes, of which Lightstone III used $6.0 million to pay the then remaining outstanding principal on the Durham Note Receivable and $10.2 million was used to fund a portion of the purchase of SpringHill Suites by Marriott hotel located in Green Bay, Wisconsin (the “SpringHill Suites – Green Bay”). Accordingly, there is an aggregate of $6.3 million remaining availability under these revolving promissory notes.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended March 31,
	2016	2015
Asset Management Fees	$588	$383
Development Fees	$33	$-

Total	$621	$383

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Tree Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$2,652	$4,583
Net cash used in investing activities	(5,029)	(88,858)
Net cash (used in)/provided by financing activities	(4,816)	33,584
	(7,193)	(50,691)
Cash and cash equivalents, beginning of the period	37,381	67,502
Cash and cash equivalents, end of the period	$30,188	$16,811

Our principal sources of cash flow were derived from cash flows from our operations and the release of funds held in restricted escrows. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions, the remaining availability under the revolving promissory notes, and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $2.7 million during the 2016 period primarily related to net income of $1.0 million, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.8 million offset by changes in assets and liabilities of $1.1 million.

Investing activities

The net cash used by investing activities of approximately $5.0 million during the 2016 period primarily reflects $1.6 million of capital expenditures and the funding of $8.0 million of loans receivable to Lightstone offset by the release of $4.6 million of restricted escrows.

Financing activities

The net cash used in financing activities of approximately $4.8 million during the 2016 period primarily consists of (i) distributions to common stockholders of $3.3 million, (ii) payments on our mortgages payable and margin loan of $1.2 million and (ii) $0.3 million of redemptions of common shares.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2015 we repurchased approximately 338,000 shares of common stock and for the three months ended March 31, 2016 we repurchased approximately 32,000 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.83 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, the Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of March 31, 2016.

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$979	$7,151	$120,758	$-	$-	$-	$128,888
Interest payments	5,186	6,633	2,254	-	-	-	14,073
Total	$6,165	$13,784	$123,012	$-	$-	$-	$142,961

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $7.3 million as of March 31, 2016 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.29% as of March 31, 2016).

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

	For the Three Months Ended March 31,
	2016	2015
Net income	$1,001	$1,838
FFO adjustments:
Depreciation and amortization of real estate assets	2,549	1,749
Adjustments to equity in earnings from unconsolidated affiliated entity, net	148	153
FFO	3,698	3,740
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	274
Adjustments to equity in earnings from unconsolidated affilaited entity, net	(6)	3
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-
Mark-to-market adjustments(3)	62	(7)
Non-recurring gains/from extinguishment/sale of debt, derivatives or securities holdings(4)	-	(240)
MFFO	3,754	3,770
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$3,754	$3,770

Net income	$1,001	$1,838
Less: loss/(income) attributable to noncontrolling interests	3	(23)
Net income applicable to Company's common shares	$1,004	$1,815
Net income per common share, basic and diluted	$0.05	$0.10

FFO	$3,698	$3,740
Less: FFO attributable to noncontrolling interests	(71)	(73)
FFO attributable to Company's common shares	$3,627	$3,667
FFO per common share, basic and diluted	$0.20	$0.20

MFFO - IPA recommended format	$3,754	$3,770
Less: MFFO attributable to noncontrolling interests	(73)	(77)
MFFO attributable to Company's common shares	$3,681	$3,693

Weighted average number of common shares outstanding, basic and diluted	18,571	18,645

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2016

FFO	$29,221
Distributions declared	$35,464

On April 15, 2015, the distribution for the three-month period ending March 31, 2015 of $3.0 million was paid in cash. The entire distribution was paid from cash flows provided by operations.

On April 15, 2016, the distribution for the three-month period ending March 31, 2016 of $3.2 million was paid in cash. The distribution was paid from a combination of cash flows provided by operations ($2.6 million or 82%) and other non-operating cash ($0.6 million or 18%).

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2016 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2016 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2016, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2016, we held marketable securities with a fair value of $15.4 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2016, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.5 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of March 31, 2016:

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$979	$7,151	$120,758	$-	$-	$-	$128,888

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and accrued expenses, margin loan, due to/from related party, and distributions payable approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$128,888	$129,716	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of March 31, 2016, the estimated fair value of the Durham Promissory Note approximated its carrying value because of its floating interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2016, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2016, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 16, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 16, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

