Form 10-Q
period 2016-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2016-08-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐  No ☑

As of August 10, 2016, there were approximately 18.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment property:
Land and improvements	$44,009	$43,907
Building and improvements	173,972	170,136
Furniture and fixtures	38,046	36,036
Construction in progress	122	3,567
Gross investment property	256,149	253,646
Less accumulated depreciation	(20,108)	(14,959)
Net investment property	236,041	238,687

Investment in unconsolidated affiliated entity	6,059	6,021
Cash and cash equivalents	28,447	37,381
Marketable securities, available for sale	8,270	15,464
Restricted escrows and deposits	2,827	7,243
Notes receivable from related party	16,200	2,055
Prepaid expenses and other assets	5,460	4,173

Total Assets	$303,304	$311,024

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,332	$7,218
Margin loan	4,159	7,577
Mortgages payable, net	127,468	128,392
Due to related party	409	403
Distributions payable	3,227	3,279
Total liabilities	142,595	146,869

Commitments and contingencies (Note 9)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,492 and 18,586 shares issued and outstanding in 2016 and 2015, respectively	185	186
Additional paid-in-capital	158,060	158,966
Accumulated other comprehensive loss	(1,924)	(2,464)
Accumulated deficit	(15,669)	(12,529)
Total Company stockholders' equity	140,652	144,159

Noncontrolling interests	20,057	19,996

Total Stockholders' Equity	160,709	164,155

Total Liabilities and Stockholders' Equity	$303,304	$311,024

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Rental revenue	$21,351	$18,330	$41,240	$33,121

Expenses:
Property operating expenses	13,031	11,317	25,775	20,490
Real estate taxes	759	672	1,611	1,215
General and administrative costs	1,025	1,378	2,434	2,679
Depreciation and amortization	2,612	2,145	5,161	3,894

Total operating expenses	17,427	15,512	34,981	28,278

Operating income	3,924	2,818	6,259	4,843

Interest and dividend income	567	537	949	958

Loss on sale of marketable securities	(161)	-	(161)	-
Gain/(loss) from investments in unconsolidated affiliated entities	45	(41)	39	(85)

Interest expense	(1,933)	(1,226)	(3,876)	(2,008)
Other (expense)/income, net	(46)	28	187	246

Net income	2,396	2,116	3,397	3,954

Less: net income attributable to noncontrolling interests	(75)	(53)	(72)	(76)

Net income applicable to Company's common shares	$2,321	$2,063	$3,325	$3,878

Net income per Company's common share, basic and diluted	$0.13	$0.11	$0.18	$0.21

Weighted average number of common shares outstanding, basic and diluted	18,526	18,651	18,549	18,648

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$2,396	$2,116	$3,397	$3,954

Other comprehensive income/(loss):
Holding gain/(loss) on available for sale securities	456	(811)	379	(1,102)
Reclassification adjustment for loss included in net income	161	-	161	-

Other comprehensive income/(loss)	617	(811)	540	(1,102)

Comprehensive income	3,013	1,305	3,937	2,852

Less: Comprehensive income attributable to noncontrolling interests	(75)	(53)	(72)	(76)

Comprehensive income attributable to the Company's common shares	$2,938	$1,252	$3,865	$2,776

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands) (Unaudited)

			Additional	Accumulated Other		Total	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholder's
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2015	18,586	$186	$158,966	$(2,464)	$(12,529)	$19,996	$164,155

Net income	-	-	-	-	3,325	72	3,397
Other comprehensive income	-	-	-	540	-	-	540
Distributions declared	-	-	-	-	(6,465)	-	(6,465)
Contribution of noncontrolling interests	-	-	-	-	-	9	9
Distributions to noncontrolling interests						(20)	(20)
Redemption and cancellation of shares	(94)	(1)	(906)	-	-	-	(907)

BALANCE, June 30, 2016	18,492	$185	$158,060	$(1,924)	$(15,669)	$20,057	$160,709

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,397	$3,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,161	3,894
Amortization of deferred financing costs	332	196
Loss on sale of marketable securities	161	-
(Gain)/loss from investment in unconsolidated affiliated entity	(39)	85
Other non-cash adjustments	175	(4)
Changes in assets and liabilities, net of acquisitions:
Increase in prepaid expenses and other assets	(1,406)	(477)
Increase in accounts payable and other accrued expenses	336	2,496
Increase in due to related party	6	5
Net cash provided by operating activities	8,123	10,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(2,791)	(95,287)
Proceeds from sale of marketable securities	7,573	-
Funding of notes receivable from related party	(24,200)	(20,200)
Receipt of payments on notes receivable from related party	10,055	2,402
Release of restricted escrows	4,416	1,276
Net cash used in investing activities	(4,947)	(111,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	59,280
Payments on mortgages payable	(1,257)	(380)
Payment of loan fees and expenses	-	(1,470)
(Payments)/proceeds on margin loan, net	(3,418)	473
Proceeds from issuance of common stock	-	80
Payment of commissions and offering costs	-	(116)
Contribution of noncontrolling interests	9	1,653
Redemption and cancellation of common shares	(907)	(365)
Distributions to noncontrolling interests	(20)	(28)
Distributions to common stockholders	(6,517)	(4,293)
Net cash (used in)/provided by financing activities	(12,110)	54,834

Net change in cash and cash equivalents	(8,934)	(46,826)
Cash and cash equivalents, beginning of year	37,381	67,502
Cash and cash equivalents, end of period	$28,447	$20,676

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of June 30, 2016.

The Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT II LLC (the “Advisor”), an affiliate of The Lightstone Group, Inc. under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering and follow-on offering, which terminated on August 15, 2012 and September 27, 2014, respectively. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Inc., Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP II LLC, which has subordinated profits interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to August 15, 2022, the tenth anniversary of the termination of its initial public offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interests

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership, (ii) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc., a REIT also sponsored by the Company’s Sponsor, in a joint venture, and (iii) the membership interests held by minority owners of certain of the Company’s hotels.

Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert operating partnership units into cash or, at the option of the Company, an equal number of common shares of the Company, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor, committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the initial public offering and the follow-on Offering. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. From the Company’s inception through the termination of its follow-on offering, the Company’s Sponsor made cash contributions of $12.9 million and contributed equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million in fulfillment of its commitment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2016, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Supplemental disclosure of cash flow information

	For the Six Months Ended June 30,
	2016	2015

Cash paid for interest	$3,544	$1,480
Distributions declared	$6,465	$6,010
Value of shares issued from distribution reinvestment program	$-	$1,723
Debt assumed for acquisition	$-	$32,841
Non controlling interest assumed for acquisition	$-	$656
Unrealized gain/(loss) in available for sale securities	$540	$(102)
Non-cash purchase of investment property	$234	$-

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. The Company has not yet determined whether the adoption of this guidance will have a material impact on its financial statements.

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

3.	Marketable Securities, Margin Loan and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$10,194	$-	$(1,924)	$8,270

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$63	$(2,527)	$15,464

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.32% as of June 30, 2016).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2016 and December 31, 2015, the Company did not recognize any impairment charges.

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

As of June 30, 2016 and December 31, 2015, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the six months ended June 30, 2016.

4.	Notes Receivable from Related Party

The Company has entered into various revolving promissory notes (collectively, the “Notes Receivable from Related Party”) with the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a REIT also sponsored by the Company’s Sponsor as discussed below. During the three and six months ended June 30, 2016, the Company accrued interest income (included in interest and dividend income in the consolidated statements of operations) of $239 and $288, respectively, on the Notes Receivable from Related Party compared to $117 for both the same periods in 2015, respectively.

Des Moines Note Receivable

On February 4, 2015, the Company entered into a revolving promissory note (the “Des Moines Note Receivable”) of up to $10.0 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a Hampton Inn hotel located in Des Moines, Iowa (the “Hampton Inn – Des Moines”), the Company funded $8.2 million under the Des Moines Note Receivable.

The Des Moines Note Receivable had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $100 in connection with the Des Moines Note Receivable and pledged its ownership interest in the Hampton Inn – Des Moines as collateral. The Des Moines Note Receivable had no outstanding balance as of December 31, 2015 and subsequently expired on February 4, 2016.

Durham Note Receivable

On May 15, 2015, the Company entered into a revolving promissory note (the “Durham Note Receivable”) of up to $13.0 million with Lightstone III. On the same date, in connection with Lightstone III’s acquisition of a Courtyard by Marriott hotel located in Durham, North Carolina (the “Courtyard - Durham”), the Company funded $12.0 million under the Durham Note Receivable.

The Durham Note Receivable had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $130 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. On May 2, 2016, the Durham Note Receivable was repaid in full. The outstanding principal balance and remaining availability under the Durham Note Receivable were $2.1 million and $10.9 million, respectively, as of December 31, 2015.

Lansing Note Receivable

On May 2, 2016, the Company entered into a revolving promissory note (the “Lansing Note Receivable”) of up to $8.0 million with Lightstone III, of which $6.0 million was funded. The Lansing Note Receivable had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% (6.65% as of June 30, 2016) and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $80 in connection with the Lansing Note Receivable and pledged its ownership interest in a Hampton Inn hotel located in Lansing, Michigan as collateral. The outstanding principal balance and remaining availability under the Lansing Note Receivable were $6.0 million and $2.0 million, respectively, as of June 30, 2016. On July 13, 2016, the Lansing Note Receivable was repaid in full and terminated.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Green Bay Note Receivable

On May 2, 2016, the Company entered into a revolving promissory note (the “Green Bay Note Receivable”) of up to $14.5 million with Lightstone III, of which $10.2 million was funded. The Green Bay Note Receivable had a term of one year (with an option for an additional year), bore interest at a floating rate of three-month Libor plus 6.0% (6.65% as of June 30, 2016) and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $145 in connection with the Green Bay Note Receivable and pledged its ownership interest in a SpringHill Suites hotel located in Green Bay, Wisconsin as collateral. The outstanding principal balance and remaining availability under the Green Bay Note Receivable were $10.2 million and $4.3 million, respectively, as of June 30, 2016. On July 13, 2016, the Green Bay Note Receivable was repaid in full and terminated.

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted
		Average
		Interest Rate
		as of			As of	As of
	Interest	June 30,	Maturity	Amount Due	June 30,	December 31,
Description	Rate	2016	Date	at Maturity	2016	2015
Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$22,966	$23,236
Revolving Loan, secured by nine properties	LIBOR + 4.95%	5.60%	January 2018	73,616	73,616	74,230
Courtyard - Parsippany	LIBOR + 3.50%	3.93%	August 2018	7,126	7,523	7,612
Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,680	3,720
Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,788	14,962
Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	5,994	6,064
Total mortgages payable		5.30%		$125,857	$128,567	$129,824
Less: Deferred financing costs					(1,099)	(1,432)
Total mortgages payable, net					$127,468	$128,392

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2016:

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$661	$7,151	$120,755	$-	$-	$-	$128,567

Less: Deferred financing costs							(1,099)

Total principal maturiteis, net							127,468

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $2.8 million and $2.2 million was held in restricted escrow accounts as of June 30, 2016 and December 31, 2015, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)(Unaudited)

Additionally, the Company’s mortgage loan (outstanding principal balance of $6.0 million as of June 30, 2016) secured by the Courtyard – Baton Rouge matures in May 2017. The Company currently intends to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than this financing, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Development Fees	$26	$2	$59	$2
Asset Management Fees	598	495	1,186	879
Total	$624	$497	$1,245	$881

8.	Financial Instruments

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

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$128,567	$128,962	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of June 30, 2016, the estimated fair value of the Notes Receivable from Related Party approximated its carrying value because of its floating interest rate.

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

Distribution Payment

On July 13, 2016, the distribution for the three-month period ending June 30, 2016 of $3.2 million was paid in cash from cash flows provided by operations.

Distribution Declaration

On August 15, 2016, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2016. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2016 to shareholders of record as of September 30, 2016.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2016	Annualized Revenues based on rents as of June 30, 2016	Annualized Revenues per square foot as of June 30, 2016

Unconsolidated Affiliated Real Estate Entity:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	72%	$2.9 million	$18.30

Consolidated Properties:

Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room ("RevPAR") for the Six Months Ended	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2016	June 30, 2016	June 30, 2016

TownePlace Suites - Metairie	Harahan, Louisiana	2000	22,568	84%	$91.59	$109.56

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	29,848	74%	$82.94	$112.25

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,662	77%	$92.37	$119.94

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	16,744	71%	$67.72	$95.41

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,744	73%	$57.85	$78.95

Holiday Inn - Opelika	Opelika, Alabama	2009	15,834	72%	$77.69	$108.42

Aloft - Tucson	Tucson, Arizona	1971	28,028	79%	$105.49	$133.30

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	21,840	85%	$131.26	$153.54

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,752	68%	$83.33	$121.68

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,214	77%	$72.18	$93.42

Courtyard - Willoughby	Willoughby, Ohio	1999	16,380	77%	$88.12	$114.66

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	18,564	73%	$74.25	$102.40

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	17,654	72%	$72.08	$99.71

Hampton Inn - Miami	Miami, Florida	1996	22,932	75%	$101.60	$136.12

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,928	76%	$124.26	$163.04

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,482	62%	$95.56	$153.33

Residence Inn - Baton Rouge	Baton Rouge, Louisiana	2000	19,656	81%	$80.59	$99.68

Holiday Inn Express - Auburn	Auburn, Alabama	2002	14,924	69%	$75.78	$110.54

Aloft - Rogers	Rogers, Arkansas	2008	23,660	58%	$73.71	$126.74

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	15,106	79%	$85.41	$107.48

Courtyard - Baton Rouge	Baton Rouge, Louisiana	1997	22,022	76%	$73.67	$96.34

		Hospitality Total	451,542	74%	$86.88	$117.08

Annualized revenue is defined as the minimum monthly base rent due as of June 30, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2016 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We have had no further acquisitions of properties through June 30, 2016.

For the Three Months Ended June 30, 2016 vs. June 30, 2015

Rental revenue

Rental revenue increased by $3.1 million to $21.4 million during the three months ended June 30, 2016 compared to $18.3 million for the same period in 2015. Approximately $2.8 million of the increase is attributable to the timing of the 2nd Quarter 2015 Acquisitions described above. The remaining increase of $0.3 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Property operating expenses

Property operating expenses increased by $1.7 million to $13.0 million during the three months ended June 30, 2016 compared to $11.3 million for the same period in 2015. The increase is primarily attributable to the timing of the 2nd Quarter 2015 Acquisitions described above.

Real estate taxes

Real estate taxes increased by $0.1 million to $0.8 million during the three months ended June 30, 2016 compared to $0.7 million for the same period in 2015. The increase is primarily attributable to the timing of the 2nd Quarter 2015 Acquisitions described above.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $1.0 million during the three months ended June 30, 2016 compared to $1.4 million for the same period in 2015. The decrease is primarily due to a decrease in acquisition costs attributable to the 2nd Quarter 2015 Acquisitions described above.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million to $2.6 million during the three months ended June 30, 2016 compared to $2.1 million for the same period in 2015. Approximately $0.3 million of the increase is attributable to the timing of the 2nd Quarter 2015 Acquisitions described above. The remaining increase of $0.2 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Interest and dividend income

Interest and dividend income increased by $0.1 million to $0.6 million during the three months ended June 30, 2016 compared to $0.5 million for the same period in 2015.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the three months ended June 30, 2016 was $45 compared to a loss of $41 for the same period in 2015. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $1.9 million during the three months ended June 30, 2016 compared to $1.2 million for the same period in 2015. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2016 due to the financings associated with the Joint Venture’s acquisition of the LVP REIT Hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone I in the Joint Venture, and the interests held by minority owners of certain of our hotels.

For the Six Months Ended June 30, 2016 vs. June 30, 2015

Rental revenue

Rental revenue increased by $8.1 million to $41.2 million during the six months ended June 30, 2016 compared to $33.1 million for the same period in 2015. Approximately $7.6 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $2.1 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $5.5 million related to the 2nd Quarter 2015 Acquisitions. The remaining increase of $0.5 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Property operating expenses

Property operating expenses increased by $5.3 million to $25.8 million during the six months ended June 30, 2016 compared to $20.5 million for the same period in 2015. Approximately $5.0 million of the increase is attributable to the timing of acquisitions of the hotels described above: (i) an aggregate of $1.5 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $3.5 million related to the 2nd Quarter 2015 Acquisitions. The remaining increase of $0.3 million is attributable to increased room-related expenses for the properties that we operated for both the entire 2016 and 2015 periods.

Real estate taxes

Real estate taxes increased by $0.4 million to $1.6 million during the six months ended June 30, 2016 compared to $1.2 million for the same period in 2015. Approximately $0.3 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.2 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.2 million related to the 2nd Quarter 2015 Acquisitions.

General and administrative expenses

General and administrative decreased by $0.3 million to $2.4 million during the six months ended June 30, 2016 compared to $2.7 million for the same period in 2015. The decrease is primarily due to a decrease in acquisition costs attributable to the 2nd Quarter 2015 Acquisitions described above.

Depreciation and amortization

Depreciation and amortization expense increased by $1.3 million to $5.2 million during the six months ended June 30, 2016 compared to $3.9 million for the same period in 2015. Approximately $1.1 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.4 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.7 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of $0.2 million is attributable to the properties that we operated for both the entire 2016 and 2015 periods.

Interest and dividend income

Interest and dividend income was approximately $1.0 during both the six months ended June 30, 2016 and for the same period in 2015.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the six months ended June 30, 2016 was $39 compared to a loss of $85 for the same period in 2015. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $3.9 million during the six months ended June 30, 2016 compared to $2.0 million for the same period in 2015. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2016 due to the financings associated with the Joint Venture’s acquisition of the LVP REIT Hotels described above.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone I in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2016, our primary sources of funds were $8.1 million of cash flows from our operations, $7.6 million of proceeds from the sale of marketable securities and $4.4 million of proceeds from the release of funds held in restricted escrows.

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings or sale of our investments in marketable securities, (iii) the repayment of our notes receivable from related party from Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a REIT also sponsored by our Sponsor and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $128.6 million and a margin loan of $4.2 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2016, our total borrowings aggregated $132.7 million which represented 74% of our net assets.

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

As of June 30, 2016, we had two revolving promissory notes to the operating partnership of Lightstone III. The first was a $14.5 million revolving promissory note (the “Green Bay Note Receivable”) and the second was an $8.0 million revolving promissory note (the “Lansing Note Receivable”). The Green Bay Note Receivable and the Lansing Note Receivable each have terms of one year, beginning May 2, 2016, with an option to extend for an additional year. On May 2, 2016, we funded aggregate proceeds of approximately $16.2 million under these revolving promissory notes, no additional amounts were funded through June 30, 2016 and accordingly, as of June 30, 2016, there was an aggregate of $6.3 million remaining availability under these revolving promissory notes. On July 13, 2016, both the Green Bay Note Receivable and the Lansing Note Receivable were repaid in full and terminated.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Development Fees	$26	$2	$59	$2
Asset Management Fees	598	495	1,186	879
Total	$624	$497	$1,245	$881

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$8,123	$10,149
Net cash used in investing activities	(4,947)	(111,809)
Net cash (used in)/provided by financing activities	(12,110)	54,834
Net change in cash and cash equivalents	(8,934)	(46,826)
Cash and cash equivalents, beginning of the period	37,381	67,502
Cash and cash equivalents, end of the period	$28,447	$20,676

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

Operating activities

The net cash provided by operating activities of approximately $8.1 million during the 2016 period primarily related to net income of $3.4 million, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $5.8 million offset by changes in assets and liabilities of $1.1 million.

Investing activities

The net cash used by investing activities of approximately $4.9 million during the 2016 period primarily reflects the net funding of $14.1 million of loans receivable to Lightstone III and $2.8 million of capital expenditures offset by $7.6 million of proceeds from the sale of marketable securities and the release of $4.4 million of restricted escrows.

Financing activities

The net cash used in financing activities of approximately $12.1 million during the 2016 period primarily consists of (i) distributions to common stockholders of $6.5 million, (ii) payments on our mortgages payable and margin loan of $4.7 million and (ii) $0.9 million of redemptions of common shares.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2015 we repurchased approximately 338,000 shares of common stock and for the six months ended June 30, 2016 we repurchased approximately 93,000 shares of common stock, pursuant to our share repurchase program. We repurchased the shares at an average price per share of $9.74 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of June 30, 2016.

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Principal maturities	$661	$7,151	$120,755	$-	$-	$-	$128,567

Interest payments	3,461	6,657	2,257	-	-	-	12,375
Total	$4,122	$13,808	$123,012	$-	$-	$-	$140,942

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $4.2 million as of June 30, 2016 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.32% as of June 30, 2016).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,396	$2,116	$3,397	$3,954
FFO adjustments:
Depreciation and amortization of real estate assets	2,612	2,145	5,161	3,894
Adjustments to equity in earnings from unconsolidated entities, net	150	152	298	305
FFO	5,158	4,413	8,856	8,153
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	1	198	1	472
Adjustments to equity in earnings from unconsolidated entity, net	4	-	(2)	3
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	6	(25)	68	(32)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(4)	161	-	161	(240)
MFFO	5,330	4,586	9,084	8,356
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$5,330	$4,586	$9,084	$8,356

Net income	$2,396	$2,116	$3,397	$3,954
Less: income attributable to noncontrolling interests	(75)	(53)	(72)	(76)
Net income applicable to Company's common shares	$2,321	$2,063	$3,325	$3,878
Net income per common share, basic and diluted	$0.13	$0.11	$0.18	$0.21

FFO	$5,158	$4,413	$8,856	$8,153
Less: FFO attributable to noncontrolling interests	(147)	(131)	(218)	(204)
FFO attributable to Company's common shares	$5,011	$4,282	$8,638	$7,949
FFO per common share, basic and diluted	$0.27	$0.23	$0.47	$0.43

MFFO - IPA recommended format	$5,330	$4,586	$9,084	$8,356
Less: MFFO attributable to noncontrolling interests	(147)	(143)	(220)	(220)
MFFO attributable to Company's common shares	$5,183	$4,443	$8,864	$8,136

Weighted average number of common shares outstanding, basic and diluted	18,526	18,651	18,549	18,648

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2016

FFO	$34,232
Distributions declared	$38,691

On July 15, 2016, the distribution for the three-month period ending June 30, 2016 of $3.2 million was paid in cash. The entire distribution was paid from cash flows provided by operations.

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

Subsequent Events

See Note 10 and Note 4 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2016 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2016, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2016, we held marketable securities with a fair value of $8.3 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2016, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of June 30, 2016:

	Remainder of
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total

Principal maturities	$661	$7,151	$120,755	$-	$-	$-	$128,567

Pursuant to the Company’s debt agreements, approximately $2.8 million and $2.2 million was held in restricted escrow accounts as of June 30, 2016 and December 31, 2015, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. The Company is currently in compliance with respect to all of its financial debt covenants.

Additionally, the Company’s mortgage loan (outstanding principal balance of $6.0 million as of June 30, 2016) secured by the Courtyard – Baton Rouge matures in May 2017. The Company currently intends to seek to refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than this financing, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$128,567	$128,962	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of June 30, 2016, the estimated fair value of the Notes Receivable from Related Party approximated its carrying value because of its floating interest rates.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2016, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2016, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 15, 2016, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 15, 2016	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)