Form 10-K
period 2016-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2017-03-20
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s common shares. As of June 30, 2016, the last business day of the most recently completed second quarter, there were 18.5 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 17, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2016 . For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2017, there were approximately 18.3 million shares of common stock held by non-affiliates of the registrant.

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

PART I.

ITEM 1. BUSINESS:

General Description of Business

The Lightstone REIT II is a Maryland corporation, formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial, residential and hospitality properties located principally in North America, as well as other real estate-related investments.

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

We currently have one operating segment. As of December 31, 2016, we majority owned and consolidated the operating results and financial condition of 21 limited service hotels containing a total of 2,481 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC (“Brownmill”), which we account for under the equity method of accounting.

Offering and Structure

Our sponsor, David Lichtenstein (“Lichtenstein”), who does business through The Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name, is one of the largest private residential and commercial real estate owners and operators in the United States today, with a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, approximately 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels, and 4.6 million square feet of retail space. The residential, office, industrial and retail properties are located in 26 states.  Based in New York, and supported by a regional office in New Jersey, our Sponsor employs approximately 397 staff and professionals. Our Sponsor has extensive experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. We entered into an advisory agreement dated February 17, 2009, with our Advisor pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf. Additionally, under the terms of the advisory agreement, our Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

Our Advisor has affiliated property managers (the “Property Managers”), which may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

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

Our DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, our Board of Directors suspended the DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash. However, as of December 31, 2016, 5.9 million shares remain available for issuance under our DRIP.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of our Follow-On Offering. Orchard Securities also opened a branch office that does business as “Lightstone Capital Markets” and focuses primarily on distributing interests in programs sponsored by our Sponsor.

As of December 31, 2016, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering under our Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Under the Offering (terminated on August 15, 2012) and the Follow-On Offering (terminated on September 27, 2014), we raised cumulative gross offering proceeds of $177.3 million, which were released to us. We invested the proceeds received from the Offering, the Follow-On Offering and our Advisor into our Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 in our Operating Partnership’s common units.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our Offering, our charter requires that our Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interest – Partners of Operating Partnership

The noncontrolling interests consist of (i) parties that hold units in the Operating Partnership and (ii) membership interests held by others in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor, and (iii) the membership interests held by minority owners of certain of our hotels.

On May 20, 2008, our Advisor contributed $2,000 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of our shares of our common stock, as allowed by our limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase subordinated profits interests in our Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds received from the sale of primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC also had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

From our inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See “Sponsor’s Contribution of Equity Interests in Brownmill” below for additional information.

Operations - Operating Partnership Activity

Through our Operating Partnership, we have and will continue to acquire and operate commercial, residential, and hospitality properties and make real estate-related investments, principally in North America through our Operating Partnership. Our holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All of our properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

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

In January 2015, our Board of Directors provided approval for us to form the Joint Venture with Lightstone I and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 limited service hotels (the “LVP REIT Hotels”). Our advisor elected to waive the acquisition fee associated with this transaction.

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

Related Parties

Our Advisor and its affiliates, and Lightstone SLP II, LLC are related parties. Certain of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees for services provided for the investment and management of our assets. These entities have received and/or will receive fees during our offering stage (which was completed on September 27, 2014), acquisition, operational and liquidation stages. The compensation levels during our offering, acquisition and operational stages are based on percentages of the offering proceeds raised, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives

Our primary investment objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have acquired and/or intend to continue to acquire commercial, residential and hospitality properties as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

We are not limited in the number, size or geographical location of any real estate assets. The number and mix of assets we acquire depends, in part, upon real estate and market conditions and other circumstances existing at the time we acquire our assets. We may expand our focus to include properties located outside the United States. If we invest in properties outside of the United States, we intend to focus on properties which we believe to have similar characteristics as those properties in which we have previous investment and management expertise. We do not anticipate that these international investments would comprise more than 10% of our portfolio. Investment in areas outside of the United States may be subject to risks different than those impacting properties in the United States.

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

Distributions are at the discretion of our Board of Directors. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared an annualized distribution rate for each quarterly period commencing 30 days subsequent to us achieving the minimum offering of 500,000 shares of our common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equaled a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

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

On September 25, 2015, the Board of Directors resolved that future distributions declared to our shareholders of record each day during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%. Commencing with the three-month period ended December 31, 2015, our Board of Directors has declared regular quarterly distributions at the Revised Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2016, 2015 and 2014 were $13.0 million, $12.3 million and $8.2 million, respectively.

On February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of s$10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on March 17, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.

On March 17, 2017, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2017 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2017.

DRIP and Share Repurchase Programs

Our DRIP may provide our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions.

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015, we redeemed 0.3 million common shares at an average price per share of $9.29 per share. During 2016, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.80 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

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

The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the operating performance of the properties we acquire and many other variables. We may not be able to pay or maintain distributions or increase distributions over time. Therefore, we cannot determine what amount of cash will be available for distributions. Some of the following factors, which we believe are the material factors that can affect our ability to make distributions, are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

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

We have in the past, and may in the future, pay distributions to both stockholders and Lightstone SLP II LLC from sources other than from our cash flow from operations.  For the year ended December 31, 2016, our cash flow from operations of approximately $17.3 million was in excess of our distributions of approximately $13.0 million declared during such period, for the year ended December 31, 2015, our cash flow from operations of approximately $17.0 million was in excess of our distributions of approximately $12.3 million declared during such period and for the year ended December 31, 2014, our cash flow from operations of approximately $4.4 million was a shortfall of approximately $3.8 million, or 46%, of our distributions of approximately $8.2 million declared during such period. If we fund distributions from sources other than cash flow from operations, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

Our Board of Directors may amend, suspend or terminate our DRIP.

The directors, including a majority of independent directors, may by majority vote amend, suspend or terminate the DRIP upon 30 days’ notice to participants. On January 19, 2015, our Board of Directors suspended the DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash. Additionally, if our Board of Directors terminates our DRIP, you will not be able to reinvest your distributions to purchase our shares at a lower price, which may have a material effect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $10.00 per share as of December 31, 2016. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Our information technology (“IT”) networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and they are subject to cybersecurity risks and threats.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Due to the nature of cyber-attacks, breaches to our systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	damage our reputation among our tenants and stockholders generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Conflicts of Interest

There are conflicts of interest between our Advisor, our Property Managers, their affiliates and us.

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT LLC, the Advisor to Lightstone I, Lightstone Value Plus REIT III LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), and Lightstone Real Estate Income LLC, the Advisor to Lightstone Real Estate Income Trust Inc., Hamilton National Income Trust LLC, the Advisor to Hamilton National Income Trust, Inc., LSG-BH I Advisor LLC the Advisor to Behringer Harvard Opportunity REIT I, Inc. and LSG-BH II Advisor LLC the Advisor to Behringer Harvard Opportunity REIT II, Inc., all non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with related parties.

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

Our Property Managers, which manage certain of our acquired properties, are controlled by our Sponsor, and are thus subject to an inherent conflict of interest. In addition, our Advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of our Property Managers because the Property Managers may lose fees associated with the management of the property. Specifically, because the Property Managers will receive significant fees for managing our properties, our Advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the Property Managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Our Advisor manages our day-to-day operations pursuant to the advisory agreement and our Property Managers manage certain of our properties pursuant to management agreements. With the exception of those agreements that we have entered into with third party property managers, these agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our Sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our Sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

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

Certain of our related parties have received or will receive substantial fees prior to the payment of distributions to our stockholders.

We have paid or will cause to be paid substantial compensation to our Advisor and its affiliates and their employees. In general, this compensation will not be dependent on our success or profitability. These payments are payable before the payment of distributions to our stockholders and none of these payments are subordinated to a specified return to our stockholders. Also, our Property Managers, which are affiliates of our Sponsor, receive compensation under management agreements prior to the payment of distributions to our stockholders. In addition, other affiliates of our Sponsor may from time to time provide services to us if approved by the disinterested directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

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

We intend to rely primarily on our cash flow from our investments to pay our operating expenses and to make distributions to our stockholders. The cash flow from equity investments in commercial, residential and hospitality properties depends on the amount of revenue generated and expenses incurred in operating the properties. If the properties we invest in fail to generate revenue that is sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and debt service payments and distributions at any particular level, if at all. The sufficiency of cash flow to fund future distributions will depend on the performance of our real property investments.

Economic conditions may adversely affect our income.

A commercial, residential or hospitality property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. A rise in energy costs could result in higher operating costs, which may affect our results from operations. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Additionally, if tenants of properties that we lease on a triple-net basis fail to pay required tax, utility and other impositions, we could be required to pay those costs, which would adversely affect funds available for future acquisitions or cash available for distributions. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential, office, retail and industrial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

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

If we purchase assets at a time when the commercial, residential and hospitality real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial, residential and hospitality real estate markets may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

Certain of our mortgage debt contains clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2016, our total borrowings represented 73% of net assets.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2016	Annualized Revenues Based on Rents as of December 31, 2016	Annualized Revenues per Square Foot as of December 31, 2016

Unconsolidated Affiliated Real Estate Entity:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	60%	$2.5 million	$16.08

Consolidated Properties:

Hospitality			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room for the	Average Daily Rate For the Year Ended
	Location	Year Built	Available Rooms	12/31/2016	Year Ended December 31, 2016	December 31, 2016

TownePlace Suites - Metairie	Harahan, Louisiana	2000	45,384	81.3%	86.59	$106.54

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	60,024	77.5%	95.45	$123.19

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,606	79.2%	98.14	$123.89

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	33,672	69.7%	70.81	$101.66

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,672	74.8%	58.32	$77.94

Holiday Inn - Opelika	Opelika, Alabama	2009	31,824	70.8%	76.75	$108.48

Aloft - Tucson	Tucson, Arizona	1971	56,364	72.6%	91.80	$126.53

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	43,920	78.6%	100.58	$127.91

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,776	71.5%	92.69	$129.70

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,782	83.7%	81.26	$97.06

Courtyard - Willoughby	Willoughby, Ohio	1999	32,940	76.1%	95.09	$124.91

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,332	71.5%	77.61	$108.58

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,502	69.2%	73.10	$105.63

Hampton Inn - Miami	Miami, Florida	1996	46,116	76.3%	90.55	$118.70

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	38,064	78.9%	110.94	$140.61

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,266	64.7%	94.19	$145.69

Residence Inn - Baton Rouge	Baton Rouge, Louisiana	2000	39,528	85.7%	98.29	$114.74

Holiday Inn Express - Auburn	Auburn, Alabama	2002	30,012	64.3%	77.33	$120.25

Aloft - Rogers	Rogers, Arkansas	2008	47,580	58.5%	75.02	$128.17

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	30,378	80.3%	89.67	$111.67

Courtyard - Baton Rouge	Baton Rouge, Louisiana	1997	44,286	80.3%	88.01	$109.58

		Hospitality Total	908,028	74.8%	$87.67	$117.26

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2016 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3. LEGAL PROCEEDINGS:

From time to time in the ordinary course of business, we may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, us, and Lightstone Value Plus Real Estate Investment Trust, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. Effective January 4, 2017, the litigation was settled in its entirety  for an insignificant amount and this matter has now been fully disposed of.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2017, we had approximately 18.3 million shares of common stock outstanding, held by a total of 5,463 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 17, 2017, our board of directors determined and approved our estimated NAV of approximately $184.1 million and resulting estimated NAV per Share of $10.00 after allocations of value to subordinated profits interests, or Subordinated Profits Interests, in our Operating Partnership held by Lightstone SLP II LLC, an affiliate of our Advisor, assuming a liquidation event, both as of December 31, 2016. From our inception through the termination of our Follow-On Offering on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of approximately $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

We believe there have been no material changes between December 31, 2016 and the date of this filing to the net values of our assets and liabilities that existed as of December 31, 2016, other than those already reflected in the valuation and disclosed herein.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our board of directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2016 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (‘‘Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests, assuming a liquidation event. Our Advisor recommended and our board of directors established the estimated NAV per Share as of December 31, 2016 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests, assuming a liquidation event, is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2016 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2016, Stanger prepared appraisal reports (the ‘‘Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on the 23 properties (the ‘‘Stanger Appraised Properties’’) in which we held ownership interests as of December 31, 2016. Stanger also prepared a NAV report (the ‘‘December 2016 NAV Report’’) which estimated the NAV per Share as of December 31, 2016. The December 2016 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, Stanger’s estimated value of our mortgage notes payable and other debt, both receivable and payable, Stanger’s estimate of the allocation of value to the Subordinated Profits Interests, assuming a liquidation event, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable equity securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of December 31, 2016.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016, as well as the comparable calculation as of December 31, 2015. For periods prior to December 31, 2015, we had previously estimated our NAV per Share at $10.00 based on the offering price per share of common stock during our Follow-On Offering, which terminated on September 27, 2014. Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2016		As of December 31, 2015
	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$289,789	$15.74	$286,373	$15.41
Non-Real Estate Assets:
Cash and cash equivalents	43,179		37,381
Marketable equity securities	8,738		15,464
Restricted escrows	3,488		7,243
Notes receivable from related party	-		2,055
Other assets	3,983		3,942
Total non-real estate assets	59,388	3.23	66,085	3.56
Total Assets	349,177	18.97	352,458	18.97
Liabilities:
Mortgages payable	(128,098)		(130,331)
Margin loan	(3,854)		(7,577)
Other liabilities	(16,552)		(10,896)
Total liabilities	(148,504)	(8.07)	(148,804)	(8.01)
Other Non-Controlling Interests	(4,384)	(0.24)	(3,469)	(0.19)
Net Asset Value before Allocations to Subordinated Profits Interests	196,289	$10.66	200,185	$10.77
Allocations to Subordinated Profits Interests	(12,179)	(0.66)	(11,868)	(0.64)
Net Asset Value	$184,110	$10.00	$188,317	$10.13

Shares of Common Stock Outstanding	18,411		18,586

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2016. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2016 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Stanger collected reasonably available material information that it deemed relevant in appraising these real estate properties. Stanger relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; and (ii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or our Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the then best currently available estimates and judgments of our management, our board of directors, and/or our Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density, or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to the date of the Stanger Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Stanger Appraisal Reports contain other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2016 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of December 31, 2016. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our estimated NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated real estate properties (collectively, the ‘‘Real Estate Properties’’). As of December 31, 2016, on a collective basis, we wholly owned and consolidated the operating results and financial condition of 21 hospitality properties, or select services hotels, containing a total of 2,481 rooms. Additionally, as of December 31, 2016, we held a 48.6% ownership interest in Brownmill, an affiliated real estate entity, which owns two retail properties that we do not consolidate but rather account for under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of the 23 properties in which we held ownership interests as of December 31, 2016. In preparing the appraisal reports, Stanger, among other things:

•	performed a site visit of each property in connection with this assignment or other assignments;
•	interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;
•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or our Advisor certain lease provisions and factors on each property; and
•	reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of the 23 properties included in our Real Estate Properties, as of December 31, 2016:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Properties
	(21 hospitality properties)	(2 retail properties)
Weighted-average:
Exit capitalization rate	8.74%	7.48%
Discount rate	10.68%	8.14%
Annual market rent growth rate	3.00%	2.39%
Annual net operating income growth rate	2.75%	3.02%
Holding period (in years)	10.0	10.0

While we believe that the assumptions made by Stanger are reasonable, a change in these assumptions would impact the calculations of the estimated value of the 23 properties included in our Real Estate Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the 23 properties included in our Real Estate Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Properties
	(21 hospitality properties)	(2 retail properties)
Increase of 25 basis points:
Exit capitalization rate	$(3,409)	$(273)
Discount rate	(4,319)	(288)
Decrease of 25 basis points:
Exit capitalization rate	3,615	292
Discount rate	4,414	295

As of December 31, 2016, the aggregate estimated fair value of our interests in the Real Estate Properties was approximately $289.8 million, including our (i) 21 select service hotels, which were valued at $280.0 million, and (ii) 48.6% non-managing membership interest in Brownmill, which was valued at $9.8 million, and the aggregate cost of our interests in the Real Estate Properties was approximately $263.7 million, including approximately $24.6 million of capital and tenant improvements invested subsequent to our acquisition. The estimated fair value of our Real Estate Properties compared to their original acquisition price plus subsequent capital improvements through December 31, 2016, results in an estimated overall increase in the real estate value of 9.9%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable Securities: The estimated values of our marketable securities are based on Level 1 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities.

Restricted Escrows: The estimated values of our restricted escrows approximate their carrying values due to their short maturities.

Other Assets: Our other assets consist of tenant accounts receivable and prepaid expenses and other assets. The estimated values of these items approximate their carrying values due to their short maturities. Certain other items, primarily straight-line rent receivable, intangibles and deferred costs, have been eliminated for the purpose of the valuation because those items were already considered in our valuation of the respective investments in real estate properties or financial instruments.

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.33% to 6.01%.

Margin Loan: The estimated value of our margin loan which is due on demand ($3.9 million outstanding as of December 31, 2016) approximates its carrying value because of its short maturity.

Other Liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to related parties, deposits payable, distributions payable and deferred rental income as of December 31, 2016. The carrying values of these items were considered to equal their fair value due to their short maturities. Certain other items, primarily intangibles, have been eliminated for the purpose of the valuation because those items are already considered in our valuation of the respective real estate properties or financial instruments.

Additionally, we have included the Catch-Up Distribution which totaled approximately $6.3 million ($2.1 million and $4.2 million related to our Common Shares and the Subordinated Profits Interests, respectively) in our other liabilities. On February 28, 2017, our board of directors declared the Catch-Up Distribution payable to shareholders of record as of February 28, 2017 and Lightstone SLP II, LLC. The Catch-Up Distribution was paid on March 15, 2017. We believe the effect of the Catch-Up Distribution should be reflected in our estimated NAV and resulting NAV per Share calculations as of December 31, 2016 because it related to periods through December 31, 2016.

Other Noncontrolling Interests: Our other noncontrolling interests represent the estimated values of the ownership interests of others in certain of our properties pursuant to the terms of their applicable operating agreements.

Allocations of Value to Subordinated Profits Interests: The carrying value of the Subordinated Profits Interests held by Lightstone SLP II LLC, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheet. The IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our Subordinated Profits Interests are only payable to their holder in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the Subordinated Profits Interests at certain prescribed thresholds. In connection with our initial public offering and Follow-On Offering of common stock, Lightstone SLP II LLC acquired an aggregate of approximately $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, an approximately $12.2 million allocation of value was made to the Subordinated Profits Interests representing the amount of estimated distributions which would have been payable to the holder of the Subordinated Profits Interests, assuming a liquidation event as of December 31, 2016.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different market participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive different estimated NAVs per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

•	a stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;
•	a stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•	our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;
•	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or
•	the methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests less any allocations to the Subordinated Profits Interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

The price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us is currently the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased from the dealer manager at a reduced price.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015, we redeemed 0.3 million common shares at an average price per share of $9.29 per share. During 2016, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.80 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

Distributions are at the discretion of our Board of Directors. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Distributions Declared by our Board of Directors and Source of Distributions

On March 30, 2009, our Board of Directors declared the annualized distribution rate for each quarterly period commencing 30 days subsequent to us achieving the minimum offering of 500,000 shares of our common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equaled a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

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

On September 25, 2015, the Board of Directors resolved that future distributions declared to shareholders of record on the close of business on the last day of the quarter during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%. Commencing with the three-month period ended December 31, 2015, our Board of Directors has declared regular quarterly distributions at the Revised Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2016, 2015 and 2014 and were $13.0 million, $12.3 million, and $8.2 million, respectively. The entire distribution for the years ended December 31, 2016 and 2015 was paid from cash flows provided by operations. The distribution for the year ended December 31, 2014 was paid from cash flows provided by operations ($3.8 million or 46%) and excess cash proceeds from the issuance of common stock through the Company’s DRIP ($4.4 million or 54%).

On February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of s$10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on March 17, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.

On March 17, 2017, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2017 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2017.

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

As of December 31, 2016, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000 or $10.00 per share. In addition, as of September 30, 2009, we had reached the minimum offering under our Offering by receiving subscriptions of our common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through December 31, 2016, cumulative gross offering proceeds of $177.3 million were released to us. We invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 in the Operating Partnership’s common units.

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

Below is a summary of the expenses we have incurred in connection with the issuance and distribution of the registered securities since our inception through the investment of the offering proceeds:

(Dollars in Thousands)
Type of Expense Amount
Underwriting discounts and commissions	$16,257
Other expenses incurred to be paid non-affiliates	8,506
Total offering expenses incurred from inception through investment	$24,763

Cumulatively since our inception through the investment of the offering proceeds, we have used the net offering proceeds of $152.5 million, after deduction of offering expenses paid since inception of $24.8 million, as follows:

(Dollars in thousands)
Purchase of investment properties, net of mortgage financings	$132,315
Purchase of investments in unconsolidated affiliated entities	3,744
Purchase of marketable securities, net of margin loan	11,641
Cash distributions not funded by operations	3,572
Funding of restricted escrows	2,228
Other uses (primarily timing of payables)	(980)

Total uses	$152,520

As of March 15, 2017, we have sold approximately 18.3 million shares of common stock, net of redemptions, at an aggregate of price of approximately $183.7 million; these include approximately 1.1 million shares of common stock at an aggregate price of approximately $10.0 million under our DRIP.

ITEM 6. SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2016	2015	2014	2013	2012

Operating Data:
Revenues	$83,421	$71,368	$23,566	$13,058	$5,942

Bargain purchase gain	$-	$-	$2,790	$1,263	$7,857

Net income	$6,242	$5,457	$4,540	$1,370	$9,764

Less: net income attributable to noncontrolling interests	(297)	(144)	(68)	(40)	(555)

Net income applicable to Company's common shares	$5,945	$5,313	$4,472	$1,330	$9,209

Basic and diluted earnings per Company's common shares	$0.32	$0.29	$0.35	$0.21	$1.84

Dividends declared on Company's common shares	$12,968	$12,339	$8,194	$4,050	$3,268
Weighted average common shares outstanding-basic and diluted	18,496	18,629	12,608	6,235	5,016
Balance Sheet Data:
Total assets	$297,873	$312,456	$207,693	$95,826	$64,734
Mortgages payable, net	$127,140	$129,824	$23,761	$24,260	$11,157
Company's Stockholder's Equity	$136,435	$144,159	$153,184	$59,424	$42,873

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$16,726	$14,547	$5,611	$2,479	$2,317

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”), together with Lightstone Value Plus REIT II, LP (the “Operating Partnership” and collectively “the Company”, also referred to as “we”, “our” or “us”) has and may continue to acquire and operate in the future commercial, residential and hospitality properties and make real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through our Operating Partnership and may include both portfolios and individual properties. Our commercial holdings currently consist of retail (primarily multi-tenanted shopping centers) and hospitality properties. All of such properties have been and will continue to be acquired and operated by us alone or jointly with others.

Capital used for the purchase of our real estate and real estate related investments was principally obtained from the public offering of shares of our common stock, and from indebtedness that we incurred in connection with the acquisition of real estate and real estate related investments thereafter. A Registration Statement on Form S-11 covering our public offering (the “Offering”) was declared effective under the Securities Act of 1933 on February 17, 2009. The Offering, which commenced on April 24, 2009 and terminated on August 15, 2012, raised aggregate gross proceeds of approximately $49.8 million from the sale of approximately 5.0 million shares of common stock. After allowing for the payment of approximately $5.2 million in selling commissions and dealer manager fees and $4.5 million in organization and other offering expenses, the Offering generated aggregate net proceeds of approximately $40.1 million. In addition, through August 15, 2012 (the termination date of the Offering), we had issued approximately 0.3 million shares of common stock under our DRIP, representing approximately $2.9 million of additional proceeds.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2016, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made or may make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying regular quarterly cash distributions and achieving appreciation of our assets over the long term.

We will continue to seek to acquire and operate commercial, residential, and hospitality properties, principally in the United States. Our commercial holdings may consist of retail (primarily multi-tenanted shopping centers), industrial and office properties. We may acquire and operate all such properties alone or jointly with another party. In addition, we may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Through our Operating Partnership, we have and will continue to acquire and operate commercial and hospitality properties and make real estate-related investments, principally in North America through our Operating Partnership. Our holdings currently consist of retail (primarily multi-tenanted shopping centers) and hospitality properties. All our properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

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

The acquisition of the above seven hotels during the first quarter of 2015 are collectively referred to as the “1st Quarter 2015 Acquisitions”.

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

The acquisition of the above four hotels during the second quarter of 2015 are collectively referred to as the “2nd Quarter 2015 Acquisitions”.

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

Revenue Recognition and Valuation of Related Receivables.

Our revenue is comprised primarily of revenue from the operations of hotels. Hotel revenue will be recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Profits Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Managers, which manage certain of the properties we acquire, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

Leasing activity at certain of our properties has also been outsourced to our Property Managers. Any corresponding leasing fees we pay will be capitalized and amortized over the life of the related lease.

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

As of December 31, 2016 and 2015, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

We currently have one operating segment. As of December 31, 2016, we majority owned and consolidated the operating results and financial condition of 21 limited service hotels containing a total of 2,481 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which we account for under the equity method of accounting.

For the year ended December 31, 2016, our consolidated results of operations included the operating results from i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the TownePlace Suites – Fayetteville and the TownePlace Suites – Little Rock (collectively, the “Arkansas Hotel Portfolio”), (v) the Holiday Inn - Opelika (vi) the Aloft – Tucson, (vii) the Hampton Inn – Fort Myers Beach, (viii) the Aloft – Philadelphia and the Four Points by Sheraton - Philadelphia (collectively, the “Philadelphia Airport Hotels”), (ix) the Hotel I Portfolio, (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge, (xi) the Hotel II Portfolio and (xii) the Courtyard - Baton Rouge.

For the year ended December 31, 2015, our consolidated results of operations included the operating results from i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the Arkansas Hotel Portfolio, (v) the Holiday Inn - Opelika (vi) the Aloft – Tucson, (vii) the Hampton Inn – Fort Myers Beach, (viii) the Philadelphia Airport Hotels, (ix) the Hotel I Portfolio from the date it was acquired (January 29, 2015), (x) the Courtyard – Parsippany and the Residence Inn - Baton Rouge both from the date they were acquired (February 11, 2015), (xi) the Hotel II Portfolio from the date it was acquired (June 10, 2015) and (xii) the Courtyard - Baton Rouge from the date it was acquired (June 30, 2015).

For the year ended December 31, 2014, the Company’s consolidated results of operations included the operating results from (i) the TownePlace Suites - Metairie, (ii) the SpringHill Suites - Peabody, (iii) the Fairfield Inn – East Rutherford, (iv) the Arkansas Hotel Portfolio, (v) the Holiday Inn - Opelika from the date it was acquired (April 1, 2014), (vi) the Aloft – Tucson from the date it was acquired (April 8, 2014), (vii) the Hampton Inn — Fort Myers Beach from the date it was acquired (October 2, 2014) and (viii) the Philadelphia Airport Hotel Portfolio from the date they were acquired (December 17, 2014).

See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

Comparison of the year ended December 31, 2016 vs. December 31, 2015

Consolidated

Rental revenue

Rental revenue increased by $12.0 million to $83.4 million during the year ended December 31, 2016 compared to $71.4 million for the same period in 2015. Approximately $8.9 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $2.8 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $6.1 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $3.1 million was attributable to the properties that we have owned and operated since prior to 2015 as a result of increased occupancy levels and higher average daily revenue rates.

Property operating expenses

Property operating expenses increased by $6.5 million to $52.6 million during the year ended December 31, 2016 compared to $46.1 million for the same period in 2015. Approximately $5.7 million of the increase is attributable to the timing of acquisitions of the hotels described above: (i) an aggregate of $2.0 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $3.7 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $0.8 million was attributable to the properties that we have owned and operated since prior to 2015 and correlate to the increased occupancy levels.

Real estate taxes

Real estate taxes increased by $0.3 million to $3.0 million during the year ended December 31, 2016 compared to $2.7 million for the same period in 2015. Approximately $0.3 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.2 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.1 million related to the 2nd Quarter 2015 Acquisitions. Real estate taxes on all of the properties that we have owned and operated since prior to 2015 were relatively flat.

General and administrative expenses

General and administrative decreased by $0.2 million to $4.7 million during the year ended December 31, 2016 compared to $4.9 million for the same period in 2015. The decrease is primarily because the 2015 period included acquisition costs related to the Joint Venture’s acquisition of the LVP REIT Hotels.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million to $10.5 million during the year ended December 31, 2016 compared to $8.9 million for the same period in 2015. Approximately $1.3 million of the increase is attributable to the timing of the acquisitions of the hotels described above: (i) an aggregate of $0.5 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.8 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $0.3 million was attributable to capital improvements made to the properties that we have owned and operated since prior to 2015.

Interest and dividend income

Interest and dividend income decreased by $0.8 million to $1.3 million during the year ended December 31, 2016 compared to $2.1 million for the same period in 2015. Approximately $0.4 million of the decrease is attributable to the repayment in full of our notes receivable – related party and the remaining decrease can be attributed to a decrease in dividend income from our investments in marketable securities resulting from the sale of approximate $7.6 million of marketable securities during the current period.

Other income, net

Other income, net decreased by $0.2 million to $0.1 million during the year ended December 31, 2016 compared to $0.3 million for the same period in 2015. The decrease is primarily attributable to a gain recognized on the sale of an unconsolidated investment carried at cost during the 2015 period.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the year ended December 31, 2016 was $107 compared to a loss of $136 for the same period in 2015. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $7.9 million during the year ended December 31, 2016 compared to $5.7 million for the same period in 2015. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and increased during 2016 due to the financings associated with the Joint Venture’s acquisition of the LVP REIT Hotels in 2015 described above.

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

Depreciation and amortization

Depreciation and amortization expense increased by $5.5 million to $8.9 million during the year ended December 31, 2015 compared to $3.4 million for the same period in 2014. Approximately $4.9 million of the increase was attributable to the hotels acquired during 2015 and the fourth quarter of 2014 (LVP REIT Hotels acquisition as well as the Philadelphia Airport Hotels and the Hampton Inn — Fort Myers Beach). Approximately $0.3 million of the increase was attributable to the Holiday Inn – Opelika and the Aloft – Tucson which were acquired early in the second quarter of 2014. The additional increase of approximately $0.3 million was attributable to capital improvements made to the properties that we have owned and operated since prior to 2014.

Interest and dividend income

Interest and dividend income increased by $0.7 million to $2.1 million during the year ended December 31, 2015 compared to $1.4 million for the same period in 2014. The increase is primarily attributable to the interest income from our notes receivable from related parties offset by a decrease in dividend income from our investments in marketable securities.

Other income, net

Other income, net increased by $0.2 million to $0.3 million during the year ended December 31, 2015 compared to $0.1 million for the same period in 2014. The increase is primarily attributable to a gain recognized on the sale of an unconsolidated investment carried at cost during the 2015 period.

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

Overview:

Rental revenue, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures.

We expect to meet our short-term liquidity requirements generally through working capital and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

For the year ended December 31, 2016, our primary sources of funds were (i) $17.3 million of operating cash flow, (ii) $7.6 million of proceeds from the sale of marketable securities, (iii) $3.8 million of proceeds from the release of restricted escrows and (iv) $2.0 million of net proceeds from collections on our notes receivable from related parties.

We currently have mortgage indebtedness totaling $127.9 million and a margin loan of $3.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2016, our total borrowings aggregated $131.8 million which represented 73% of our net assets.

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

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the selective disposition of certain of our commercial and hospitality assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

From our inception through the termination of the Follow-On Offering on September 27, 2014, selling commissions and dealer manager fees were paid to the Dealer Manager, pursuant to various agreements, and other third-party offering expenses such as registration fees, due diligence fees, marketing costs, and professional fees are accounted for as a reduction against additional paid-in capital as costs are incurred. Any organizational costs were accounted for as general and administrative costs. During the year ended December 31, 2014, the Company incurred $8.9 million in selling commissions and dealer manager fees and $0.6 million in other offering costs. We have not incurred any of these costs for periods subsequent to 2014.

During the acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During the operational stage, we will pay our Property Managers and/or other unaffiliated third party property managers a property management fee and our Advisor an asset management fee. We will also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	For the Years Ended December 31,
	2016	2015	2014
Acquisition fees	$-	$-	$547
Asset management fees	2,389	2,032	-
Development fees	59	20	140
Total	$2,448	$2,052	$687

Pursuant to an advisory agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million were waived by the Advisor during the year ended December 31, 2014. No asset management fees have been waived for periods subsequent to 2014.

During the years ended December 31, 2016, 2015 and 2014, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the year ended December 31, 2014 the Company paid approximately $44 in fees to this title insurance agent, no amounts were paid during the years ended December 31, 2016 and 2015.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash flows provided by operating activities	$17,314	$17,011	$4,351
Cash flows provided by/(used in) investing activities	8,927	(110,700)	(69,172)
Cash flows (used in)/provided by financing activities	(20,443)	63,568	105,803
Net change in cash and cash equivalents	5,798	(30,121)	40,982
Cash and cash equivalents, beginning of the year	37,381	67,502	26,520
Cash and cash equivalents, end of the year	$43,179	$37,381	$67,502

Our principal sources of cash flow were derived from the proceeds from operating cash flow, the sale of marketable securities, the release of restricted escrows and collections on our notes receivable from related parties. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any regular quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $17.3 million during the 2016 period primarily related to our income of $6.2 million and depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $11.3 million offset slightly by changes in assets and liabilities of $0.2 million.

Investing activities

The net cash provided by investing activities of approximately $8.9 million during the 2016 period primarily reflects (i) $7.6 million of proceeds from the sale of marketable securities, (ii) $3.8 million of proceeds from the release of restricted escrows and (iii) $2.1 million of net collections on loans receivable to Lightstone III offset by $4.7 million of capital expenditures.

Financing activities

The net cash used in financing activities of approximately $20.4 million during the 2016 period primarily consists of (i) net payments on mortgage payables and our margin loan of $5.6 million (ii) redemptions and cancellations of common shares of $1.7 million and (iii) distributions to common stockholders of $13.0 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2015 we redeemed 0.3 million common shares at an average price per share of $9.29 per share. During 2016, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.80 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2016.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total

Principal maturities	$7,152	$120,755	$-	$-	$-	$-	$127,907

Interest payments	6,938	2,314	-	-	-	-	9,252
Total	$14,090	$123,069	$-	$-	$-	$-	$137,159

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $3.9 million as of December 31, 2016 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.62% as of December 31, 2016).

Pursuant to our debt agreements, approximately $3.5 million and $2.2 million was held in lender restricted escrow accounts as of December 31, 2016 and December 31, 2015, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

Additionally, our mortgage loan (outstanding principal balance of $5.9 million as of December 31, 2016) secured by the Courtyard – Baton Rouge matures in May 2017 and our revolving credit facility secured by nine of our hotel properties (outstanding principal balance of $73.6 million as of December 31, 2016) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. We currently intend to seek to extend, refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than these financings, we have no additional significant maturities of mortgage debt over the next 12 months.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

Because of these factors, the Investment Program Association (the "IPA"), an industry trade group, published a standardized measure of performance known as modified funds from operations ("MFFO"), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

The below table illustrates the items deducted from or added to net income in the calculation of FFO and MFFO. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$6,242	$5,457	$4,540
FFO adjustments:
Depreciation and amortization of real estate assets	10,496	8,867	3,446
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	579	637	620
Bargain purchase gain	-	-	(2,790)
FFO	17,317	14,961	5,816
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	10	490	1,769
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	(8)	(10)	65
Amortization of above or below market leases and liabilities(2)	-	-	-
Mark-to-market adjustments(3)	(38)	(58)	-
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	161	(229)	(112)

MFFO	17,442	15,154	7,538
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format(6)	$17,442	$15,154	$7,538

Net income	$6,242	$5,457	$4,540
Less: income attributable to noncontrolling interests	(297)	(144)	(68)
Net income applicable to company's common shares	$5,945	$5,313	$4,472
Net income per common share, basic and diluted	$0.32	$0.29	$0.35

FFO	$17,317	$14,961	$5,816
Less: FFO attributable to noncontrolling interests	(591)	(414)	(205)
FFO attributable to company's common shares	$16,726	$14,547	$5,611
FFO per common share, basic and diluted	$0.90	$0.78	$0.45

MFFO - IPA recommended format	$17,442	$15,154	$7,538
Less: MFFO attributable to noncontrolling interests	(591)	(429)	(209)
MFFO attributable to company's common shares	$16,851	$14,725	$7,329

Weighted average number of common shares outstanding, basic and diluted	18,496	18,629	12,608

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2016

FFO	$42,320
Distributions	$45,194

For the year ended December 31, 2016, we paid cash distributions of $13.0 million. FFO for the year ended December 31, 2016 was $16.7 million and cash flow from operations was $17.3 million. For the year ended December 31, 2015, we paid distributions of $12.1 million, including $10.4 million of distributions paid in cash and $1.7 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2015 was $14.5 million and cash flow from operations was $17.0 million. For the year ended December 31, 2014, we paid distributions of $6.3 million, including $3.1 million of distributions paid in cash and $3.2 million of distributions reinvested through our DRIP. FFO for the year ended December 31, 2014 was $5.6 million and cash flow from operations was $4.4 million.

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

Subsequent Events

See the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2017 through March [ ], 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2016, we had one interest rate swap with an insignificant intrinsic value.

As of December 31, 2016, we held marketable equity securities with a fair value of $8.7 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2016, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.9 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total

Principal maturities	$7,152	$120,755	$	$-	$-	$-	$127,907

As of December 31, 2016, approximately $73.6 million, or 58%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $0.7 million

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2016 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$127,907	$128,135	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2016, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements we have also audited financial statement schedule “Schedule III – Real Estate and Accumulated Depreciation” as of December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 20, 2017

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015

Assets
Investment property:
Land and improvements	$44,137	$43,907
Building and improvements	174,234	170,136
Furniture and fixtures	38,827	36,036
Construction in progress	675	3,567
Gross investment property	257,873	253,646
Less accumulated depreciation	(25,430)	(14,959)
Net investment property	232,443	238,687

Investment in unconsolidated affiliated entity	5,836	6,021
Cash and cash equivalents	43,179	37,381
Marketable securities, available for sale	8,738	15,464
Restricted escrows and deposits	3,488	7,243
Notes receivable from related party	-	2,055
Accounts receivable and other assets	4,189	4,173
Total Assets	$297,873	$311,024

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$6,581	$7,218
Margin loan	3,854	7,577
Mortgages payable, net	127,140	128,392
Due to related party	418	403
Distributions payable	3,248	3,279
Total liabilities	141,241	146,869

Commitments and contingencies (Note 12)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,411 and 18,586 shares issued and outstanding in 2016 and 2015, respectively	184	186
Additional paid-in-capital	157,259	158,966
Accumulated other comprehensive loss	(1,456)	(2,464)
Accumulated deficit	(19,552)	(12,529)
Total Company stockholders' equity	136,435	144,159
Noncontrolling interests	20,197	19,996
Total Stockholders' Equity	156,632	164,155
Total Liabilities and Stockholders' Equity	$297,873	$311,024

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014

Revenues	$83,421	$71,368	$23,566

Expenses:
Property operating expenses	52,625	46,052	14,692
Real estate taxes	3,043	2,667	857
General and administrative costs	4,667	4,878	2,903
Depreciation and amortization	10,496	8,867	3,446
Total operating expenses	70,831	62,464	21,898
Operating income	12,590	8,904	1,668
Interest and dividend income	1,324	2,082	1,443
Bargain purchase gain	-	-	2,790
Interest expense	(7,887)	(5,664)	(1,325)
Other income, net	108	271	75
Income/(loss) from investments in unconsolidated affiliated entities	107	(136)	(111)
Net income	6,242	5,457	4,540

Less: net income attributable to noncontrolling interests	(297)	(144)	(68)

Net income applicable to Company's common shares	$5,945	$5,313	$4,472

Net income per Company's common share, basic and diluted	$0.32	$0.29	$0.35

Weighted average number of common shares outstanding, basic and diluted	18,496	18,629	12,608

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income	$6,242	$5,457	$4,540

Other comprehensive income/(loss):

Holding gain/(loss) on available for sale securities	1,071	(2,716)	(147)

Reclassification adjustment for gains included in net income	(63)	-	-

Other comprehensive income/(loss)	1,008	(2,716)	(147)

Comprehensive income	7,250	2,741	4,393

Less: Comprehensive income attributable to noncontrolling interests	(297)	(144)	(68)

Comprehensive income attributable to the Company's common shares	$6,953	$2,597	$4,325

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional		Accumulated Other		Total	Total
	Common Stock		Paid-In	Subscription	Comprehensive		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2013	7,643	$76	$60,755	$(25)	$399	$(1,781)	$7,601	$67,025

Net income	-	-	-	-	-	4,472	68	4,540
Other comprehensive loss	-	-	-	-	(147)	-	-	(147)
Distributions declared	-	-	-	-	-	(8,194)	-	(8,194)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Contributions from noncontrolling interests	-	-	-	-	-	-	11,300	11,300
Proceeds from offering	10,579	107	104,540	(55)	-	-	-	104,592
Selling commissions and dealer manager fees	-	-	(8,934)	-	-	-	-	(8,934)
Other offering costs	-	-	(611)	-	-	-	-	(611)
Redemption and cancellation of shares	(72)	(1)	(675)	-	-	-	-	(676)
Shares issued from distribution reinvestment program	343	3	3,255	-	-	-	-	3,258
Notes receivable issued to noncontrolling interests	-	-	-	-	-	-		-

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	5,313	144	5,457
Other comprehensive loss	-	-	-	-	(2,716)	-	-	(2,716)
Distributions declared	-	-	-	-	-	(12,339)	-	(12,339)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(641)	(641)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,284	2,284
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(89)	(1)	(857)	-	-	-	-	(858)
Shares issued from distribution reinvestment program	182	2	1,721	-	-	-	-	1,723
Acquisition of noncontrolling interest in a subsidiary	-	-	(238)	-	-	-	(629)	(867)

BALANCE, December 31, 2015	18,586	$186	$158,966	$-	$(2,464)	$(12,529)	$19,996	$164,155

Net income	-	-	-	-	-	5,945	297	6,242
Other comprehensive income	-	-	-	-	1,008	-	-	1,008
Distributions declared	-	-	-	-	-	(12,968)	-	(12,968)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(106)	(106)
Contributions from noncontrolling interests	-	-	-	-	-	-	10	10
Redemption and cancellation of shares	(175)	(2)	(1,707)	-	-	-	-	(1,709)

BALANCE, December 31, 2016	18,411	$184	$157,259	$-	$(1,456)	$(19,552)	$20,197	$156,632

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,242	$5,457	$4,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,496	8,867	3,446
Amortization of deferred financing costs	665 #	516	72
Bargain purchase gain	-	-	(2,790)
(Income)/loss from investments in unconsolidated affiliated entities	(107)	136	111
Other non-cash adjustments	252	72	(110)
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	(169)	673	(1,912)
Decrease/(increase) in accounts payable and other accrued expenses	(80)	1,086	902
Increase in due to related party	15	204	92
Net cash provided by operating activities	17,314	17,011	4,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(4,747)	(99,440)	(60,615)
Purchase of marketable securities, net of margin loan	-	-	(19,774)
Purchase of noncontrolling interest in a subsidiary	-	(867)	-
Proceeds from sale of marketable securities	7,573	-	9,692
Purchase of restricted escrow	-	(2,442)	-
Issuance of notes receivable from related party	(24,200)	(20,200)	-
Collections on note receivable from related party	26,255	18,145	-
Release/(funding) of restricted escrows	3,755	(3,243)	1,306
Contributions to unconsolidated affiliated entity	-	(2,653)	-
Distributions from unconsolidated affiliated entities	291	-	219
Net cash provided by/(used in) investing activities	8,927	(110,700)	(69,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	74,230	-
Payment on mortgages payable	(1,917)	(1,008)	(499)
Payment of loan fees and expenses	-	(1,691)	-
(Payments)/proceeds on margin loan, net	(3,723)	1,762	3,909
Proceeds from issuance of common stock	-	80	104,592
Payment of commissions and offering costs	-	(116)	(9,612)
Redemption and cancellation of common shares	(1,709)	(858)	(676)
Contribution from noncontrolling interests	10	2,175	11,300
Distributions to noncontrolling interests	(106)	(641)	(131)
Distributions to common stockholders	(12,998)	(10,365)	(3,080)
Net cash (used in)/provided by financing activities	(20,443)	63,568	105,803

Net change in cash and cash equivalents	5,798	(30,121)	40,982
Cash and cash equivalents, beginning of year	37,381	67,502	26,520
Cash and cash equivalents, end of year	$43,179	$37,381	$67,502

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”) is a Maryland corporation formed on April 28, 2008, which has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ending December 31, 2009. The Lightstone REIT II was formed primarily for the purpose of engaging in the business of investing in and owning commercial, residential and hospitality properties, as well as other real estate-related investments, located principally in North America.

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

Offering and Structure

Our sponsor David Lichtenstein (“Lichtenstein”), who does business as the Lightstone Group (the “Sponsor”) and majority owns the limited liability company of that name with a diversified portfolio of over 120 properties containing approximately 10,000 multifamily units, approximately 250,000 square feet of office space, 1.5 million square feet of industrial space, 31 hotels and 4.6 million square feet of retail space. The residential, office, industrial, hotel and retail properties are located in 26 states.  Based in New York and supported by a regional office in New Jersey, our Sponsor employs approximately 397 staff and professionals.

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

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. Under the terms of an advisory agreement, the Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

Our Advisor has affiliated property managers (our “Property Managers”) that are related parties, which may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

On April 24, 2009, we commenced an initial public offering (the “Offering”) to sell a maximum of 51.0 million shares of common stock at a price of $10.00 per share (the “Primary Offering”) and 6.5 million shares of common stock available pursuant to our distribution reinvestment program (the “DRIP”). We also had 75,000 shares reserved for issuance under our stock option plan and 255,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan. Our Registration Statement on Form S-11 (the “Registration Statement”) was declared effective under the Securities Act of 1933 on February 17, 2009, and on April 24, 2009, we began offering our shares of common stock for sale to the public.

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

The Company’s DRIP Registration Statement on Form S-3D was filed and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash. As of December 31, 2016, 5.9 million shares remained available for issuance under the DRIP.

Effective September 27, 2012, Orchard Securities, LLC (“Orchard Securities”) became the Dealer Manager of the Company’s Follow-On Offering, which terminated on September 27, 2014.

As of December 31, 2016, the Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200, or $10.00 per share. In addition, as of September 30, 2009, the Company had reached the minimum offering under its Offering by receiving subscriptions of its common shares, representing gross offering proceeds of approximately $6.5 million, and effective October 1, 2009 investors were admitted as stockholders and the Operating Partnership commenced operations. Through the termination of the Follow-On Offering (September 27, 2014), cumulative gross offering proceeds of $177.3 million were released to the Company. The Company invested the proceeds received from the Offering, the Follow-On Offering and the Advisor in the Operating Partnership, and as a result, held a 99% general partnership interest as of December 31, 2016 in the Operating Partnership’s common units.

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

Noncontrolling Interest – Partners of Operating Partnership

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership and (ii) membership interests held by others in a joint venture (the “Joint Venture”) formed between the Company and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, (see Note 3) and (iii) the membership interests held by minority owners of certain of our hotels.

During 2015, the Company paid an aggregate of $0.9 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, the TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites – Metairie and as a result, now own 100.0% of these select service hotels.

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

Lightstone SLP II LLC, which is wholly owned by the Sponsor, committed to purchase subordinated profits interests in our Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds received from the sale of primary shares under the Offering and Follow-On Offering on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC also had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

From the Company’s inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and elected to contribute equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See Note 4 for additional information.

Operations - Operating Partnership Activity

The Operating Partnership commenced its operations on October 1, 2009. Since then we have acquired and/or intend to continue to acquire and operate commercial, residential and hospitality properties, and make real estate-related investments, principally in North America through its Operating Partnership. Our current holdings consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All of our properties have been and will continue to be acquired and operated by us alone or jointly with others. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly.

Related Parties

The Advisor and its affiliates and Lightstone SLP II, LLC are related parties. Certain of these entities have or will receive compensation and fees for services related to the Company’s offerings and will continue to receive compensation and fees for services provided for the investment and management of the Company’s assets. These entities have and/or will receive fees during the Company’s offering stage (which was completed on September 27, 2014), acquisition, operational and liquidation stages. The compensation levels during the offering, acquisition and operational stages are based on percentages of the offering proceeds raised, the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 11 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2016, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

	Year Ended December 31,
	2016	2015	2014

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,155	$4,683	$1,255
Distributions declared	$12,968	$12,339	$8,194
Noncash commissions and other offering costs in accounts payable and other accrued expenses	$-	$-	$126
Subscription receivable	$-	$-	$55
Value of shares issued from distribution reinvestment program	$-	$1,723	$3,258
Debt assumed for acquisition	$-	$32,841	$-
Non controlling interest assumed for acquisition	$-	$656	$-
Unrealized (loss)/gain in available for sale securities	$1,071	$(2,716)	$(147)
Purchase of loan receivable	$-	$547	$-
Non-cash purchase of investment property	$-	$521	$-

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

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

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

Investment in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions are expensed as incurred and recorded in general and administrative costs in the consolidated statements of operations. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2016 and 2015, the Company did not recognize any impairment charges.

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

Deferred Costs

Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets..

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of fair value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2016 and 2015.

Income Taxes

We elected to be taxed as a REIT in conjunction with the filing of our 2009 U.S. federal income tax return. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2016, the Company had no material uncertain income tax positions.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values as of December 31, 2016 and 2015 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$127,907	$128,052	$129,824	$130,255

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Selling Commissions, Dealer Manager Fees and Organization and Other Offering Costs

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

Stock-Based Compensation

The Company has an Employee and Director Incentive Restricted Share Plan. Awards, if any, will be granted at the fair market value on the date of the grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding the volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. As stock-based compensation expense recognized in the consolidated statements of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for forfeitures estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated based on historical experience. The Company has not granted any stock-based incentive awards.

Basic and Diluted Net Earnings per Common Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued guidance that amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force meetings. The SEC guidance that specifically relates to our consolidated financial statement was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance on revenue. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The adoption this guidance did not have a material effect on the Company's consolidated financial statements.

In August 2016, the issued FASB an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the year ended December 31, 2016, it would have resulted in an increase/(decrease) to net incomeof approximately $1.0 million, ($2.7 million) and ($0.1 million) for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3. Acquisitions

LVP REIT Hotels

On January 19, 2015, the Company’s Board of Directors provided approval for the Company to form the Joint Venture and for the Joint Venture to acquire Lightstone I’s membership interest in up to 11 select service hotels (the “LVP REIT Hotels”). The Company’s Advisor elected to waive the acquisition fee associated with this transaction.

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

On June 10, 2015, the Company through the Joint Venture, completed the acquisition of Lightstone I’s (i) 100.0% membership interest in a Holiday Inn Express Hotel & Suites located in Auburn, Alabama (the “Holiday Inn Express – Auburn”), (ii) 100.0% membership interest in an Aloft Hotel located in Rogers, Arkansas (the “Aloft – Rogers”) and (iii) 95.0% membership interest in a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn – Jonesboro” and collectively, the “Hotel II Portfolio”)  for an aggregate acquisition price of approximately $28.0 million (including approximately $0.7 million which represents the 5% minority interest in the Fairfield Inn – Jonesboro), excluding closing and other related transaction costs. These three hotels were part of the LVP REIT Hotels. In connection with the acquisition of the Hotel II Portfolio, the Joint Venture, through subsidiaries, assumed approximately $15.1 million of debt and paid approximately $12.9 million from cash contributed by the Joint Venture members based upon their respective ownership percentages (the Company $12.6 million and Lightstone I $0.3 million.) The $15.1 million loan assumed is collateralized by the Hotel II Portfolio, matures in August 2018, bears interest at 4.94% and requires monthly principal and interest payments through its stated maturity. The Company’s contribution was funded with offering proceeds from the sale of the Company’s common stock.

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the LVP REIT Hotels, the Holiday Inn – Opelika, the Aloft – Tucson, the Hampton Inn — Fort Myers Beach, the Philadelphia Airport Hotel Portfolio and the Arkansas Hotel Portfolio since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
Rental revenue	$63,819	$52,395	$6,416
Net income(1)	$8,283	$8,043	$2,596

Note:

(1)	Includes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelphia Airport Hotel Portfolio.

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

	For the Years Ended December 31,
	2015	2014
Pro forma rental revenue	$79,359	$74,411
Pro forma net income per Company's common share (2)	$6,007	$3,119
Pro forma net income per Company's common share, basic and diluted(2)	$0.32	$0.25

Note:

(2)	Excludes the approximately $2.8 million bargain purchase gain recorded in the year ended December 31, 2014 in connection with the acquisition of the Philadelphia Airport Hotel Portfolio.

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2016	December 31, 2015
Brownmill LLC ("Brownmill")	Various	48.58%	$5,836	$6,021

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

As a result of these contributions in exchange for Subordinated Profits Interests, as of December 31, 2016, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company recorded its investment in Brownmill in accordance with the equity method of accounting. Accordingly, its portion of Brownmill’s total indebtedness is not included in the investment. In connection with the contributions of the ownership interests in Brownmill, the Company did not incur any transactions fees. During the years ended December 31, 2016, 2015 and 2014, Brownmill made distributions of $595, $0 and $450 to its members, of which the Company’s share was $292, $0 and $219.

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

The following table represents the unaudited condensed income statements for Brownmill for the periods indicated:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Revenue	$3,596	$3,644	$3,600

Property operating expenses	1,592	1,596	1,458
Depreciation and amortization	846	904	842
Operating income	1,158	1,144	1,300
Interest expense and other, net	(590)	(1,018)	(1,094)
Net income	$568	$126	$206
Company's share of net income	$276	$61	$100
Additional depreciation and amortization expense (1)	(169)	(197)	(211)
Company's income/(loss) from investment	$107	$(136)	$(111)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the unaudited condensed balance sheets for Brownmill:

	As of	As of
	December 31, 2016	December 31, 2015

Real estate, at cost (net)	$15,273	$15,651
Cash and restricted cash	1,412	1,080
Other assets	1,269	1,482
Total assets	$17,954	$18,213

Mortgage payable	$14,519	$14,700
Other liabilities	482	527
Members' deficiency	2,953	2,986
Total liabilities and members' deficiency	$17,954	$18,213

5.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$10,194	$-	$(1,456)	$8,738

	As of December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$17,928	$63	$(2,527)	$15,464

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.62% at December 31, 2016).

During the year ended December 31, 2016, the Company sold equity securities with a cost basis of approximately $7.8 million for aggregate gross proceeds of approximately $7.6 million and realized aggregate losses of approximately $0.2 million, which is included in other income/(expense), net on the consolidated statements of operations.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2016 and 2015, the Company did not recognize any impairment charges.

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

As of December 31, 2016 and 2015 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

6.	Notes Receivable from Related Party

The Company had entered into various revolving promissory notes (collectively, the “Notes Receivable from Related Party”) with the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a REIT also sponsored by the Company’s Sponsor as discussed below. During the years ended December 31, 2016 and 2015, the Company recorded interest income (included in interest and dividend income in the consolidated statements of operations) of $606 (including origination fees of $277) and $904 (including origination fees of $178) on the Notes Receivable from Related Party.

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

The Durham Note Receivable had a term of one year, bore interest at a floating rate of three-month Libor plus 6.0% and required quarterly interest payments through its stated maturity with the entire unpaid balance due upon maturity. Lightstone III paid the Company an origination fee of $130 in connection with the Durham Note Receivable and pledged its ownership interest in the Courtyard - Durham as collateral. The outstanding principal balance and remaining availability under the Durham Note Receivable were $2.1 million and $10.9 million, respectively, as of December 31, 2015. During the second quarter of 2016, the Company funded an additional $8.0 million to Lightstone III. On May 2, 2016, the Durham Note Receivable was repaid in full ($10.1 million) and subsequently expired on May 15, 2016.

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

7.	Mortgages Payable

Mortgages payable consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2016	Maturity Date	Amount Due at Maturity	As of December 31, 2016	As of December 31, 2015

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$22,688	$23,236
Revolving Loan, secured by nine properties	LIBOR + 4.95%	5.68%	January 2018	73,616	73,616	74,230
Courtyard - Parsippany	LIBOR + 3.50%	3.98%	August 2018	7,126	7,431	7,612
Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,640	3,720
Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,610	14,962
Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	5,922	6,064
Total mortgages payable		5.35%		$125,857	$127,907	$129,824
Less: Deferred financing costs					(767)	(1,432)
Total mortgages payable, net					$127,140	$128,392

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

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2016:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$7,152	$120,755	$-	$-	$-	$-	$127,907
Less: Deferred financing costs							(767)
Total principal maturiteis, net							127,140

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $3.5 million and $2.2 million was held in restricted escrow accounts as of December 31, 2016 and 2015, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage. The Company is currently in compliance with respect to all of its financial debt covenants.

Additionally, the Company’s mortgage loan (outstanding principal balance of $5.9 million as of December 31, 2016) secured by the Courtyard – Baton Rouge matures in May 2017 and the Company’s revolving credit facility secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of December 31, 2016) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. The Company currently intends to seek to extend, refinance and/or repay in full, using cash proceeds from the potential sale of assets, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

Since commencement of its Offering through the termination of the Follow-On Offering (September 27, 2014), the Company incurred approximately $16.3 million in selling commissions and dealer manager fees and $8.5 million of other offering costs, which includes $8.9 million in selling commissions and dealer manager fees and $0.6 million in other offering costs incurred during the year ended December 31, 2014.

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

Distributions are at the discretion of our Board of Directors. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions from borrowings if we do not generated sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On March 30, 2009, our Board of Directors declared an annualized distribution rate for each quarterly period commencing 30 days subsequent to us achieving the minimum offering of 500,000 shares our of common stock. The distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equaled a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

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

On September 25, 2015, the Board of Directors resolved that future distributions declared to shareholders of record on the close of business on the last day of the quarter during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%. Commencing with the three-month period ended December 31, 2015, our Board of Directors has declared regular quarterly distributions at the Revised Annualized Distribution Rate.

Total distributions declared during the years ended December 31, 2016, 2015 and 2014 were $13.0 million, $12.3 million and $8.2 million, respectively.

On February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of s$10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on March 17, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.

On March 17, 2017, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2017 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2017.

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

The noncontrolling interests consist of (i) parties of the Company that hold units in the Operating Partnership (ii) membership interests held by others in the Joint Venture (see Note 3) and (iii) the membership interests held by minority owners of certain of our hotels. The units include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 include (i) the 200 limited partner units held by the Advisor and (ii) 177 Subordinated Profits Interests units held by Lightstone SLP II LLC.

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

Fees	Amount

Selling Commission	The Dealer Manager was paid up to 7% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers. From our inception through the termination of the Follow-On Offering (September 27, 2014), approximately $11.2 million of selling commissions were incurred.

Dealer Management Fee	The Dealer Manager was paid up to 3% of gross offering proceeds before reallowance to participating broker-dealers. From our inception through termination of the Follow-On Offering (September 27, 2014), approximately $5.1 million of dealer management fees were incurred.

Reimbursement of Offering Expenses	The Company sold Subordinated Profits Interests to Lightstone SLP II LLC for $12.9 million and Lightstone SLP II LLC contributed equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. The proceeds received from the cash sale of Subordinated Profits Interests were used to offset the payment of the dealer manager fees and selling commissions.

Fees	Amount

Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Residential/Retail/ Hospitality	The Property Managers will be paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company may pay the Property Managers a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management Office/Industrial	The Property Managers will be paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates will be paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

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

Lightstone SLP II, LLC has purchased Subordinated Profits Interests in the Operating Partnership. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid through December 31, 2016. However, in connection with the Board of Directors declaration of special distributions on February 28, 2017, it also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Any future distributions at a 7% annualized rate of return to Lightstone SLP II, LLC will always be subordinated until stockholders receive a stated preferred return, as described below.

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

In addition to certain related party payments that were made to the Dealer Manager, the Company also has agreements with the Advisor and its affiliates to perform such services as provided in these agreements.

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods:

	For the Years Ended December 31,
	2016	2015	2014
Acquisition fees	$-	$-	$547
Asset management fees	2,389	2,032	-
Development fees	59	20	140
Total	$2,448	$2,052	$687

Pursuant to an Advisory Agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period. Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million were waived by the Advisor during the year ended December 31, 2014.

As of December 31, 2016, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 4.

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the year ended December 31, 2014 the Company paid approximately $44 in fees to this title insurance agent, no amounts were paid during the years ended December 31, 2016 and 2015.

12.	Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements with various third-party management companies. The management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving sixty days notice after the one year anniversary of the commencement of the agreements.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2016, the Company’s hotels operated pursuant to franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as property operating expenses in the consolidated statements of operations.

The franchise agreements are for terms ranging from 15 years to 20 years, expiring between 2025 and 2032.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

On July 13, 2011, JF Capital Advisors, filed a lawsuit against The Lightstone Group, LLC, the Company, and Lightstone Value Plus Real Estate Investment Trust, Inc. in the Supreme Court of the State of New York seeking payment for services alleged to have been rendered, and to be rendered prospectively, under theories of unjust enrichment and breach of contract. Effective January 4, 2017, the litigation was settled in its entirety  for an insignificant amount and this matter has now been fully disposed of.

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

13.	Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2016 and 2015:

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$83,421	$19,986	$22,195	$21,351	$19,889
Operating income	$12,590	$2,328	$4,003	$3,924	$2,335
Net income	$6,242	$580	$2,265	$2,396	$1,001
Less (income)/loss attributable to noncontrolling interests	(297)	(114)	(111)	(75)	3
Net income applicable to Company's common shares	$5,945	$466	$2,154	$2,321	$1,004
Net income per common share, basic and diluted	$0.32	$0.03	$0.12	$0.13	$0.05

	2015
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$71,368	$18,560	$19,687	$18,330	$14,791
Operating income	$8,904	$1,482	$2,579	$2,818	$2,025
Net income	$5,457	$248	$1,255	$2,116	$1,838
Less income attributable to noncontrolling interests	(144)	(15)	(53)	(53)	(23)
Net income applicable to Company's common shares	$5,313	$233	$1,202	$2,063	$1,815
Net income per common share, basic and diluted	$0.29	$0.01	$0.06	$0.11	$0.10

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements and Furniture and Fixtures	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements and Furniture and Fixtures	Total (B)	Accumulated Depreciation (C)	Date Acquired	Depreciable Life (D)

Fairfield Inn
East Rutherford, NJ	$-	$2,945	$8,743	$5,493	$3,067	$14,114	$17,181	$(2,700)	12/31/2012	(D)

Hampton Inn Hotel
Ft. Myers Beach, FL	-	3,028	6,397	783	3,028	7,180	10,208	(780)	10/2/2014	(D)

Vacant Lot
Philadelphia, PA	-	2,000	-	-	2,000	-	2,000	-	12/17/2014	(D)

Courtyard Marriott
Parsippany, NJ	7,377	2,690	14,310	574	2,836	14,738	17,574	(1,416)	2/11/2015	(D)

Marriott Residence Inn
Baton Rouge, LA	3,599	2,190	4,849	137	2,198	4,978	7,176	(599)	2/11/2015	(D)

Marriott Courtyard
Baton Rouge, LA	5,900	2,061	5,281	111	2,061	5,392	7,453	(461)	6/30/2015	(D)

Total	$16,876	$14,914	$39,580	$7,098	$15,190	$46,402	$61,592	$(5,956)

Promissory Note(1):
TownePlace Suites Hotel
Harahan, LA	$8,779	$1,800	$10,484	$2,063	$1,804	$12,543	$14,347	$(2,623)	1/19/2011	(D)

SpringHill Suites Hotel
Peabody, MA	7,536	2,126	10,624	3,141	2,168	13,723	15,891	(3,672)	7/13/2012	(D)

TownePlace Suites Hotel
Johnson, AR	2,774	990	4,710	1,061	990	5,771	6,761	(1,041)	6/18/2013	(D)

TownePlace Suites Hotel
Little Rock, AR	3,486	1,037	5,220	1,008	1,045	6,220	7,265	(1,084)	6/18/2013	(D)

Total	$22,575	$5,953	$31,038	$7,273	$6,007	$38,257	$44,264	$(8,420)

Revolving Credit Facility(2):
Holiday Inn Express Hotel
Opelika, AL	$-	$999	$5,871	$152	$999	$6,023	$7,022	$(649)	4/1/2014	(D)

Aloft Tucson University Hotel
Tucson, AZ	-	1,860	17,140	82	1,860	17,222	19,082	(2,046)	4/8/2014	(D)

Aloft Philadelphia Airport Hotel
Philadelphia, PA	-	2,595	11,805	1,691	2,595	13,496	16,091	(1,021)	12/17/2014	(D)

Four Points by Sheraton Hotel
Philadelphia, PA	-	3,267	5,733	2,913	3,278	8,635	11,913	(711)	12/17/2014	(D)

Courtyard Marriott
Willoughby, OH	-	1,177	10,823	138	1,180	10,958	12,138	(1,039)	1/29/2015	(D)

Fairfield Inn & Suites
Des Moines, IA	-	1,648	6,852	182	1,662	7,020	8,682	(744)	1/29/2015	(D)

SpringHill Suites
Des Moines, IA	-	1,495	7,905	152	1,512	8,040	9,552	(793)	1/29/2015	(D)

Hampton Inn Hotel
Miami, FL	-	3,571	15,629	1,558	3,571	17,187	20,758	(1,078)	1/29/2015	(D)

Hampton Inn Hotel
Ft Lauderdale, FL	-	2,383	13,117	1,499	2,383	14,616	16,999	(960)	1/29/2015	(D)

Unallocated	73,175	-	-	-	-	-	-	-		(D)

Total	$73,175	$18,995	$94,875	$8,367	$19,040	$103,197	$122,237	$(9,041)

Promissory Note(3):
Holiday Inn Express Hotel
Auburn, AL	$3,920	$817	$7,241	$49	$817	$7,290	$8,107	$(674)	6/10/2015	(D)

Aloft - Rogers
Rogers, AR	7,618	1,383	12,917	934	1,383	13,851	15,234	(942)	6/10/2015	(D)

Fairfield Inn & Suites
Jonesboro, AR	2,976	1,613	3,987	839	1,700	4,739	6,439	(397)	6/10/2015	(D)

Total	$14,514	$3,813	$24,145	$1,822	$3,900	$25,880	$29,780	$(2,013)

Grand Total	$127,140	$43,675	$189,638	$24,560	$44,137	$213,736	$257,873	$(25,430)

Notes:

(1) - The Company's first Promissory Note is cross-collateralized by four hotels, each of which has an allocated loan amount.

(2) - The Company's Revolving Credit Facility is cross-collateralized by nine hotels.

(3) - The Company's second Promissory Note is cross-collateralized by three hotels, each of which has an allocated loan amount.

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including (i) bargain purchase gains recorded in connection with the acquisition and (ii) amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Reconciliation of total real estate owned:

	2016	2015	2014

Balance at beginning of year	$253,646	$120,790	$56,757
Acquisitions, at cost	-	123,939	57,905
Acquisitions, bargain purchase gain	-	-	2,790
Improvements	4,227	8,917	3,338

Balance at end of year	$257,873	$253,646	$120,790

(C) Reconciliation of accumulated depreciation:

	For the years ended December 31,
	2016	2015	2014

Balance at beginning of year	$14,959	$6,111	$2,670
Depreciation expense	10,471	8,848	3,441

Balance at end of year	$25,430	$14,959	$6,111

(D) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Tenant improvements and equipment	5-10 years

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2016 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2017 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors	2017	2008

Edwin J. Glickman	85	Director	2017	2008

George R. Whittemore	67	Director	2017	2008

Dov Gertzulin	38	Director	2017	2015

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc.(“Lightstone I”) and Lightstone Value Plus REIT LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited. From June 2015 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Hamilton National Income Trust, Inc. (“HNIT”) and Chief Executive Officer of Hamilton National Income Trust LLC, its advisor. Mr. Lichtenstein was the president and/or director of certain subsidiaries of Extended Stay Hotels, Inc. (“Extended Stay”) that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Lichtenstein is no longer affiliated with Extended Stay. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	56	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	64	President and Chief Operating Officer

Joseph Teichman	43	General Counsel

Donna Brandin	60	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. Mr. Hochberg serves as President and Chief Operating Officer of Lightstone I, Lightstone III, Lightstone IV and HNIT and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I, Lightstone III, Lightstone IV and HNIT and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises Limited. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

DONNA BRANDIN is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone III, Lightstone IV and HNIT. Ms. Brandin also serves as the Executive Vice President, Chief Financial Officer and Treasurer of our Sponsor and as the Chief Financial Officer and Treasurer of our Advisor and the advisors of Lightstone I, Lightstone III, Lightstone IV and HNIT. From October 2014 to the present, Ms. Brandin has served as a Director of Lightstone Enterprises Limited. Prior to the joining the Lightstone Group in April of 2008, Ms. Brandin held the position of Executive Vice President and Chief Financial Officer of US Power Generation from September 2007 through November 2007 and before that was the Executive Vice President and Chief Financial Officer of Equity Residential, the largest publicly traded apartment REIT in the country from August 2004 through September 2007. Prior to joining Equity Residential, Ms. Brandin held the position of Senior Vice President and Treasurer for Cardinal Health, Inc. from June 2000 through August 2004. Prior to 2000, Ms. Brandin held various executive-level positions at Campbell Soup, Emerson Electric Company and Peabody Holding Company. Ms. Brandin earned her Masters in Finance at St. Louis University and is a certified public accountant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2016.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2016, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2017 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and its affiliated property managers (the “Property Managers”) are indirectly owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, which is majority owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and the Property Managers to pay certain fees, as described below, in exchange for services performed by these and other related party entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Property Managers may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

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

We did not incur any fees to the Property Managers for the years ended December 31, 2016, 2015 and 2014.

Dealer Manager

We paid the Dealer Manager selling commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. The Dealer Manager was permitted to reallow 100% of commissions earned for those transactions that involve participating broker-dealers. We also paid to our Dealer Manager a dealer manager fee of up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our Dealer Manager, in its sole discretion, was permitted to reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers. Total fees paid to the dealer manager for the year ended December 31, 2014 were $8.9 million. Our offering closed on September 27, 2014.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2016, 2015 and 2014 were $2.4 million, $2.1 million and $0.7 million, respectively.

Commencing with the quarter ended June 30, 2013, the Advisor has elected to waive or reduce its quarterly asset management fee to the extent our non-GAAP measure modified funds from operations available, or MFFO, as defined by the Investment Program Association, or IPA, for the preceding twelve months period ending on the last day of the current quarter is less than the distributions declared with respect to the same twelve month period. As a result, asset management fees of $0.8 million were waived by the Advisor during the year ended December 31, 2014.

Sponsor

Lightstone SLP II LLC, which is wholly owned by our Sponsor, committed to purchase Subordinated Profits Interests at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds raised from the sale of primary shares under the Offering and Follow-On Offering (which closed on September 27, 2014) on a semi-annual basis beginning with the quarter ended June 30, 2010. Lightstone SLP II LLC also had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value.

From our inception through the termination of the Follow-On Offering, our Sponsor contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, LLC, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2016	Year ended December 31, 2015
Audit Fees (a)	$290,000	$289,000
Audit-Related Fees (b)	101,000	195,000
Tax Fees (c)	223,000	90,000

Total Fees	$614,000	$574,000

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2016.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2016

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(12)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(10)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(10)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(7)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(7)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.4(6)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5(9)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(10)	Opinion of Venable LLP.
8.1(10)	Opinion of Proskauer Rose LLP as to tax matters
10.1(8)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(8)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(7)	Form of Employee and Director Incentive Restricted Share Plan.
10.5(3)	Hotel Management Agreement dated January 19, 2011 between LVP Metairie Holding Corp and Trans Inn Management, Inc.
10.6(11)	Contribution Agreement dated June 30, 2010 by and among Lightstone Holdings, LLC and Lightstone Value Plus REIT II LP
10.7(4)	First Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective April 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP.
10.8(4)	Second Amendment to First Amended and Restated Operating Agreement of Brownmill, LLC effective October 1, 2010 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust, Brownmill Manager Corp. and Lightstone Value Plus REIT II LP
10.9(4)	First Amended and Restated Operating Agreement of Brownmill, LLC dated September 27, 2005 by and among Lightstone Holdings, LLC, the DWL 2003 Family Trust and Brownmill Manager Corp.
10.10(4)	Assignment of Membership Interest dated as of June 30, 2010 made by Lightstone Holdings, LLC to Lightstone Value Plus REIT II LP
10.11(3)	Limited Liability Company Agreement of LVP Metairie JV, LLC dated January 14, 2011 adopted and entered into by Lightstone Value Plus REIT II, LP, TPS Metairie, LLC and Sherman Family Trust.
10.12(3)	Limited Liability Company Agreement of LVP CP Boston Holdings, LLC dated March 21, 2011 adopted and entered into by Lightstone Value Plus REIT LP and Lightstone Value Plus REIT II LP.
10.13(3)	Limited Liability Company Agreement of LVP Metairie, LLC dated January 13, 2011 by and between LVP Metairie JV, LLC and Gail Grossman.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Robert A. Stanger & Co., Inc.

31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 20, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	As filed herewith

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2012.

(2)	Previously filed as an exhibit to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 4, 2011.

(3)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on April 21, 2011.

(4)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on February 11, 2011.

(5)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 27, 2010.

(6)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(7)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(8)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(9)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(10)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on August 16, 2010.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 20, 2017	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2017

/s/ Donna Brandin Donna Brandin	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2017

/s/ Edwin J. Glickman Edwin J. Glickman	Director	March 20, 2017

/s/ George R. Whittemore George R. Whittemore	Director	March 20, 2017

/s/ Dov Gertzulin Dov Gertzulin	Director	March 20, 2017

