Form 10-Q
period 2017-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2017-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☑

As of May 8, 2017, there were approximately 18.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investment property:
Land and improvements	$44,137	$44,137
Building and improvements	174,772	174,234
Furniture and fixtures	39,651	38,827
Construction in progress	476	675
Gross investment property	259,036	257,873
Less accumulated depreciation	(28,121)	(25,430)
Net investment property	230,915	232,443

Investment in unconsolidated affiliated entity	5,843	5,836
Cash and cash equivalents	35,432	43,179
Marketable securities, available for sale	9,233	8,738
Restricted escrows	3,610	3,488
Accounts receivable and other assets	4,951	4,189

Total Assets	$289,984	$297,873

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,589	$6,581
Margin loan	3,779	3,854
Mortgages payable, net	126,960	127,140
Due to related party	415	418
Distributions payable	3,174	3,248

Total liabilities	141,917	141,241

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,346 and 18,411 shares issued and outstanding, respectively	183	184
Additional paid-in-capital	156,613	157,259
Accumulated other comprehensive loss	(706)	(1,456)
Accumulated deficit	(24,092)	(19,552)

Total Company stockholders' equity	131,998	136,435
Noncontrolling interests	16,069	20,197

Total Stockholders' Equity	148,067	156,632

Total Liabilities and Stockholders' Equity	$289,984	$297,873

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Rental revenue	$20,606	$19,889

Expenses:
Property operating expenses	12,848	12,744
Real estate taxes	726	852
General and administrative costs	1,411	1,409
Depreciation and amortization	2,697	2,549

Total operating expenses	17,682	17,554

Operating income	2,924	2,335

Interest and dividend income	142	382
Loss on sale of marketable securities, available for sale	(307)	-
Interest expense	(1,973)	(1,943)
Other (expense)/income, net	(27)	233
Income/(loss) from investment in unconsolidated affiliated entity	56	(6)

Net income	815	1,001

Less: net (income)/loss attributable to noncontrolling interests	(42)	3

Net income applicable to Company's common shares	$773	$1,004

Net income per Company's common share, basic and diluted	$0.04	$0.05

Weighted average number of common shares outstanding, basic and diluted	18,373	18,571

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net income	$815	$1,001

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	443	(77)
Reclassification adjustment for loss included in net income	307	-

Other comprehensive income/(loss)	750	(77)

Comprehensive income	1,565	924

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(42)	3

Comprehensive income attributable to the Company's common shares	$1,523	$927

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock
			Additional			Total	Total
			Paid-In	Accumulated Other		Noncontrolling	Stockholder's
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2016	18,411	$184	$157,259	$(1,456)	$(19,552)	$20,197	$156,632

Net income	-	-	-	-	773	42	815
Other comprehensive income	-	-	-	750	-	-	750
Distributions declared	-	-	-	-	(5,313)	-	(5,313)
Distributions to noncontrolling interests	-	-	-	-	-	(4,170)	(4,170)
Redemption and cancellation of shares	(65)	(1)	(646)	-	-	-	(647)

BALANCE, March 31, 2017	18,346	$183	$156,613	$(706)	$(24,092)	$16,069	$148,067

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$815	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,697	2,549
Amortization of deferred financing costs	166	166
Income/(loss) from investment in unconsolidated affiliated entity	(56)	6
Loss on sale of marketable securities, available for sale	307	-
Other non-cash adjustments	(35)	95
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(760)	(1,535)
Increase in accounts payable and other accrued expenses	972	872
Decrease in due to related party	(3)	(502)
Net cash provided by operating activities	4,103	2,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,099)	(1,634)
Purchase of marketable securities	(3,556)	-
Proceeds from sale of marketable securities	3,504	-
Funding of notes receivable to related party	-	(8,000)
Release/(funding) of restricted escrows and deposits	(122)	4,605
Distributions from unconsolidated affiliated entity	49	-
Net cash used in investing activities	(1,224)	(5,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(346)	(937)
Payment on margin loan	(75)	(304)
Redemption and cancellation of common shares	(647)	(308)
Distributions to noncontrolling interests	(4,170)	-
Contributions to noncontrolling interests	-	12
Distributions to common stockholders	(5,388)	(3,279)
Net cash used in financing activities	(10,626)	(4,816)

Net change in cash and cash equivalents	(7,747)	(7,193)
Cash and cash equivalents, beginning of year	43,179	37,381
Cash and cash equivalents, end of period	$35,432	$30,188

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,795	$1,770
Distributions declared	$5,313	$3,238
Unrealized loss on marketable securities, available for sale	$443	$(77)
Non cash purchase of investment property	$64	$469

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of March 31, 2017.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2017, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2016 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the year ended December 31, 2016, it would have resulted in an increase/(decrease) to net income of approximately $0.2 million and ($0.1 million) for the three months ended March 31, 2017 and 2016, respectively.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  While the Company has not decided on the implementation method, we do not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$9,939	$14	$(720)	$9,233

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$10,194	$	$(1,456)	$8,738

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.83% as of March 31, 2017).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2017 and December 31, 2016, the Company did not recognize any impairment charges.

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

As of March 31, 2017 and December 31, 2016, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2017.

4.	Mortgages payable, net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2017	Maturity Date	Amount Due at Maturity	As of March 31, 2017	As of December 31, 2016

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$22,542	$22,688

Revolving Loan, secured by nine properties	LIBOR + 4.95%	5.91%	January 2018	73,616	73,616	73,616

Courtyard - Parsippany	LIBOR + 3.50%	4.23%	August 2018	7,126	7,384	7,431

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,618	3,640

Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,516	14,610

Courtyard - Baton Rouge	5.56%	5.56%	May 2017	5,873	5,885	5,922

Total mortgages payable		5.50%		$125,857	$127,561	$127,907

Less: Deferred financing costs					(601)	(767)

Total mortgages payable, net					$126,960	$127,140

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2017:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$6,806	$120,755	$	$-	$-	$-	$127,561

Less: Deferred financing costs							(601)

Total principal maturiteis, net							126,960

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $3.6 million and $3.5 million was held in restricted escrow accounts as of March 31, 2017 and December 31, 2016, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of March 31, 2017, the Company is in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Additionally, the Company’s mortgage loan (outstanding principal balance of $5.9 million as of March 31, 2017) secured by the Courtyard – Baton Rouge matured on May 1, 2017 and was repaid in full with cash on hand. The Company’s revolving credit facility secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of March 31, 2017) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. The Company currently intends to seek to extend, refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

5.	Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

Catch-Up Distribution

On March 30, 2009, our Board of Directors declared the annualized distribution rate for each quarterly of $0.00178082191 per share per day (the “Initial Annualized Distribution Rate”), and equaled a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the share price of $10.00.

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

On February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

6.	Related Party Transactions

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Asset Management Fees	$604	$588
Development Fees	$-	$33

Total	$604	$621

7.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows, accounts receivable and other assets, accounts payable and accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$127,561	$127,667	$127,907	$128,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

8.	Commitments and Contingencies

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

9.	Subsequent Events

Distribution Payments

On April 17, 2017, the distribution for the three-month period ending March 31, 2017 of $3.2 million was paid in cash.

Distribution Declaration

On May 11, 2017, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2017 to shareholders of record as of June 30, 2017.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2017	Annualized Revenues based on rents as of March 31, 2017	Annualized Revenues per square foot as of March 31, 2017

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	72%	$2.4 million	$15.66

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room ("RevPAR") for the Three Months	Average Daily Rate For the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2017	Ended March 31, 2017	March 31, 2017

TownePlace Suites - Metairie	Harahan, Louisiana	2000	11,160	86%	$91.15	$106.45

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,760	70%	$70.61	$101.41

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	63%	$71.05	$112.95

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	8,280	71%	$69.68	$97.87

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	73%	$56.76	$77.99

Holiday Inn - Opelika	Opelika, Alabama	2009	7,830	76%	$74.18	$97.16

Aloft - Tucson	Tucson, Arizona	1971	13,860	87%	$139.62	$160.59

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	10,800	92%	$165.30	$179.61

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	58%	$64.30	$110.16

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	80%	$71.89	$90.24

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	70%	$78.98	$112.73

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,180	58%	$60.08	$103.10

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,730	55%	$53.99	$98.91

Hampton Inn - Miami	Miami, Florida	1996	11,340	86%	$126.90	$147.47

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	82%	$150.76	$183.52

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	49%	$73.31	$150.24

Residence Inn - Baton Rouge	Baton Rouge, Louisiana	2000	9,720	90%	$104.33	$115.95

Holiday Inn Express - Auburn	Auburn, Alabama	2002	7,380	66%	$68.45	$103.03

Aloft - Rogers	Rogers, Arkansas	2008	11,700	49%	$63.84	$130.73

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	7,470	80%	$94.50	$117.52

Courtyard - Baton Rouge	Baton Rouge, Louisiana	1997	10,890	85%	$91.04	$107.70

		Hospitality Total	223,290	73%	$88.29	$121.70

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

For the Three Months Ended March 31, 2017 vs. March 31, 2016

Rental revenue

Rental revenue increased by $0.7 million to $20.6 million during the three months ended March 31, 2017 compared to $19.9 million for the same period in 2016 resulting from increased occupancy levels and RevPAR during the period.

Property operating expenses

Property operating expenses increased by $0.1 million to $12.8 million during the three months ended March 31, 2017 compared to $12.7 million for the same period in 2016 primarily resulting from increased occupancy expense during the period.

Real estate taxes

Real estate taxes decreased by $0.2 million to $0.7 million during the three months ended March 31, 2017 compared to $0.9 million for the same period in 2016. The decrease is primarily attributable to a decrease in an assessment as a result of an appeal to the local taxing authority.

General and administrative expenses

General and administrative expenses of $1.4 million during the three months ended March 31, 2017 were unchanged compared to $1.4 million for the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense increased by $0.1 million to $2.7 million during the three months ended March 31, 2017 compared to $2.6 million for the same period in 2016.

Interest and dividend income

Interest and dividend income decreased by $0.3 million to $0.1 million during the three months ended March 31, 2017 compared to $0.4 million for the same period in 2016. The decrease is primarily attributable to the repayment in full of our notes receivable – related party.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the three months ended March 31, 2017 was $56 compared to a loss of $6 for the same period in 2016. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was $2.0 million during the three months ended March 31, 2017 compared to $1.9 million for the same period in 2016. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone Value Plus Real Estate Investment Trust I, Inc, a related party REIT also sponsored by our Sponsor in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the three months ended March 31, 2017, our primary sources of funds were $4.1 million of cash flows from our operations.

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings or sale of our investments in marketable securities and (iii) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $127.6 million and a margin loan of $3.8 million. The Company’s mortgage loan (outstanding principal balance of $5.9 million as of March 31, 2017) secured by the Courtyard – Baton Rouge matured on May 1, 2017 and was repaid in full with cash on hand. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2017, our total borrowings aggregated $131.3 million which represented 75% of our net assets.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue to use our capital resources to make certain payments to our Advisor and our Property Managers during the various phases of our organization and operation. During our acquisition and development stage, payments may include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we will pay our Property Managers and/or other third-party property managers a property management fee and our Advisor an asset management fee. We may also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended March 31,
	2017	2016
Asset Management Fees	$604	$588
Development Fees	$-	$33
Total	$604	$621

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Tree Months Ended March 31,
	2017	2016

Net cash provided by operating activities	$4,103	$2,652
Net cash used in investing activities	(1,224)	(5,029)
Net cash used in financing activities	(10,626)	(4,816)
	(7,747)	(7,193)
Cash and cash equivalents, beginning of the period	43,179	37,381
Cash and cash equivalents, end of the period	$35,432	$30,188

Our principal sources of cash flow were derived from cash flows from our operations. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

The net cash provided by operating activities of approximately $4.1 million during the 2017 period primarily related to net income of $0.8 million, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $3.1 million and changes in assets and liabilities of $0.2 million.

Investing activities

The net cash used in investing activities of approximately $1.2 million during the 2017 period primarily reflects $1.1 million of capital expenditures and the funding of $0.1 million of restricted escrows.

Financing activities

The net cash used in financing activities of approximately $10.6 million during the 2017 period primarily consists of (i) distributions to common stockholders of $5.4 million, (ii) distributions to our noncontrolling interests of $4.2 million (iii) payments on our mortgages payable and margin loan of $0.4 million and (iv) $0.6 million of redemptions of common shares.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2016 we repurchased approximately 512,297 shares of common stock. For the three months ended March 31, 2017 we repurchased 64,754 shares of common stock pursuant to our share repurchase program at an average price per share of $9.98. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of March 31, 2017.

	Remainder of
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$6,806	$120,755	$-	$-	$-	$-	$127,561
Interest payments	5,270	2,342	-	-	-	-	7,612
Total	$12,076	$123,097	$-	$-	$-	$-	$135,173

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $3.8 million as of March 31, 2017 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.83% as of March 31, 2017).

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

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to straight-line rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

	For the Three Months Ended March 31,
	2017	2016
Net income	$815	$1,001
FFO adjustments:
Depreciation and amortization of real estate assets	2,697	2,549
Adjustments to equity in earnings from unconsolidated affiliated entity, net	141	148
FFO	3,653	3,698
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Adjustments to equity in earnings from unconsolidated affilaited entity, net	(19)	(6)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortizatio of premiums on debt investments	-	-
Mark-to-market adjustments(3)	(26)	62
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	307	-
MFFO	3,915	3,754
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$3,915	$3,754

Net income	$815	$1,001
Less: loss/(income) attributable to noncontrolling interests	(42)	3
Net income applicable to Company's common shares	$773	$1,004
Net income per common share, basic and diluted	$0.04	$0.05

FFO	$3,653	$3,698
Less: FFO attributable to noncontrolling interests	(117)	(71)
FFO attributable to Company's common shares	$3,536	$3,627
FFO per common share, basic and diluted	$0.19	$0.20

MFFO - IPA recommended format	$3,915	$3,754
Less: MFFO attributable to noncontrolling interests	(116)	(73)
MFFO attributable to Company's common shares	$3,799	$3,681

Weighted average number of common shares outstanding, basic and diluted	18,373	18,571

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2017

FFO	$45,856
Distributions declared	$50,507

Distribution Payments

On March 15, 2017, special distributions of $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively) were paid in cash (see Note 5 of the Notes to Consolidated Financial Statements).

On April 17, 2017, the distribution for the three-month period ending March 31, 2017 of $3.2 million was paid in cash.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from April 1, 2017 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2017, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2017, we held marketable securities with a fair value of $9.2 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2017, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.9 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of March 31, 2017:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$6,806	$120,755	$	$-	$-	$-	$127,561

Additionally, the Company’s mortgage loan (outstanding principal balance of $5.9 million as of March 31, 2017) secured by the Courtyard – Baton Rouge matured on May 1, 2017 and was repaid in full with cash on hand. The Company’s revolving credit facility secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of March 31, 2017) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. The Company currently intends to seek to extend, refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

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

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$127,561	$127,667	$127,907	$128,052

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2017, we had no off-balance sheet arrangements.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation, and therefore, no corrective actions were taken.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2017, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 15, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

