Form 10-Q
period 2017-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2017-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐  No ☑

As of August 1, 2017, there were approximately 18.3 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investment property:
Land and improvements	$44,158	$44,137
Building and improvements	175,316	174,234
Furniture and fixtures	40,105	38,827
Construction in progress	280	675
Gross investment property	259,859	257,873
Less accumulated depreciation	(30,844)	(25,430)
Net investment property	229,015	232,443

Investment in unconsolidated affiliated entity	5,849	5,836
Cash and cash equivalents	34,918	43,179
Marketable securities, available for sale	9,685	8,738
Restricted escrows	3,150	3,488
Accounts receivable and other assets	5,319	4,189
Total Assets	$287,936	$297,873

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$10,290	$6,581
Margin loan	6,340	3,854
Mortgages payable, net	120,929	127,140
Due to related party	411	418
Distributions payable	3,194	3,248
Total liabilities	141,164	141,241

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,302 and 18,411 shares issued and outstanding, respectively	183	184
Additional paid-in-capital	156,176	157,259
Accumulated other comprehensive loss	(254)	(1,456)
Accumulated deficit	(25,488)	(19,552)
Total Company stockholders' equity	130,617	136,435

Noncontrolling interests	16,155	20,197

Total Stockholders' Equity	146,772	156,632

Total Liabilities and Stockholders' Equity	$287,936	$297,873

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Rental revenue	$21,644	$21,351	$42,250	$41,240

Expenses:
Property operating expenses	13,627	13,031	26,475	25,775
Real estate taxes	764	759	1,490	1,611
General and administrative costs	895	1,025	2,306	2,434
Depreciation and amortization	2,729	2,612	5,426	5,161
Total operating expenses	18,015	17,427	35,697	34,981

Operating income	3,629	3,924	6,553	6,259

Interest and dividend income	164	567	306	949
Loss on sale of marketable securities, available for sale	-	(161)	(307)	(161)
Earnings from investment in unconsolidated affiliated entity	54	45	110	39
Interest expense	(1,963)	(1,933)	(3,936)	(3,876)
Other (expense)/income, net	(13)	(46)	(40)	187
Net income	1,871	2,396	2,686	3,397

Less: net income attributable to noncontrolling interests	(73)	(75)	(115)	(72)

Net income applicable to Company's common shares	$1,798	$2,321	$2,571	$3,325

Net income per Company's common share, basic and diluted	$0.10	$0.13	$0.14	$0.18

Weighted average number of common shares outstanding, basic and diluted	18,323	18,526	18,348	18,549

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$1,871	$2,396	$2,686	$3,397

Other comprehensive income:
Holding gain on marketable securities, available for sale	452	456	895	379
Reclassification adjustment for loss included in net income	-	161	307	161

Other comprehensive income	452	617	1,202	540

Comprehensive income	2,323	3,013	3,888	3,937

Less: Comprehensive income attributable to noncontrolling interests	(73)	(75)	(115)	(72)

Comprehensive income attributable to the Company's common shares	$2,250	$2,938	$3,773	$3,865

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholder's
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2016	18,411	$184	$157,259	$(1,456)	$(19,552)	$20,197	$156,632

Net income	-	-	-	-	2,571	115	2,686
Other comprehensive income	-	-	-	1,202	-	-	1,202
Distributions declared	-	-	-	-	(8,507)	-	(8,507)
Contributions of noncontrolling interests	-	-	-	-	-	607	607
Distributions to noncontrolling interests	-	-	-	-	-	(4,764)	(4,764)
Redemption and cancellation of shares	(109)	(1)	(1,083)	-	-	-	(1,084)

BALANCE, June 30, 2017	18,302	$183	$156,176	$(254)	$(25,488)	$16,155	$146,772

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,686	$3,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,426	5,161
Amortization of deferred financing costs	321	332
Loss on sale of marketable securities, available for sale	307	161
Earnings from investment in unconsolidated affiliated entity	(110)	(39)
Other non-cash adjustments	(7)	175
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,172)	(1,406)
Increase in accounts payable and other accrued expenses	450	336
(Increase)/decrease in due to related party	(7)	6
Net cash provided by operating activities	7,894	8,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(1,889)	(2,791)
Purchase of marketable securities	(3,556)	-
Proceeds from sale of marketable securities	3,504	7,573
Funding of notes receivable from related party	-	(24,200)
Receipt of payments on notes receivable from related party	-	10,055
Release of restricted escrows	338	4,416
Deposits for sale of assets	3,200	-
Distributions from unconsolidated affiliated entity	97	-
Net cash provided by/(used in) investing activities	1,694	(4,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(6,532)	(1,257)
Proceeds/(payments) on margin loan, net	2,486	(3,418)
Contribution of noncontrolling interests	607	9
Redemption and cancellation of common shares	(1,084)	(907)
Distributions to noncontrolling interests	(4,764)	(20)
Distributions to common stockholders	(8,562)	(6,517)
Net cash used in financing activities	(17,849)	(12,110)

Net change in cash and cash equivalents	(8,261)	(8,934)
Cash and cash equivalents, beginning of year	43,179	37,381
Cash and cash equivalents, end of period	$34,918	$28,447

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,633	$3,544
Distributions declared	$8,507	$6,465
Unrealized loss on marketable securities, available for sale	$895	$540
Non cash purchase of investment property	$97	$234

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of June 30, 2017.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2017, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the year ended December 31, 2016, it would have resulted in an increase to net income of approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2017 and in an increase to net income of approximately $0.6 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

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

3.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$9,939	$84	$(338)	$9,685

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$10,194	$	$(1,456)	$8,738

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (1.94% as of June 30, 2017).

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2017 and December 31, 2016, the Company did not recognize any impairment charges.

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

As of June 30, 2017 and December 31, 2016, all of the Company’s equity securities and were classified as Level 1 assets and there were no transfers between the level classifications during the six months ended June 30, 2017.

4.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2017	Maturity Date	Amount Due at Maturity	As of June 30, 2017	As of December 31, 2016

Promissory Note, secured by four properties	4.94%	4.94%	August 2018	$21,754	$22,400	$22,688

Revolving Loan, secured by nine properties	LIBOR + 4.95%	6.02%	January 2018	73,616	73,616	73,616

Courtyard - Parsippany	LIBOR + 3.50%	4.37%	August 2018	7,126	7,337	7,431

Residence Inn - Baton Rouge	5.36%	5.36%	November 2018	3,480	3,598	3,640

Promissory Note, secured by three properties	4.94%	4.94%	August 2018	14,008	14,424	14,610

Courtyard - Baton Rouge	(Matured and repaid in full on May 1, 2017)					5,922

Total mortgages payable		5.57%		$119,984	$121,375	$127,907

Less: Deferred financing costs					(446)	(767)

Total mortgages payable, net					$120,929	$127,140

The Company’s mortgage loan secured by the Courtyard – Baton Rouge matured on May 1, 2017 and the outstanding principal balance of $5.9 million was repaid in full with cash on hand.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2017:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$620	$120,755	$	$-	$-	$-	$121,375

Less: Deferred financing costs							(446)

Total principal maturities, net							$120,929

On July 14, 2017, the Company used approximately $34.6 million of the proceeds from the disposition of a portfolio of seven limited service hotels (See Note 9) towards the repayment of associated mortgage indebtedness and related costs as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

•	Approximately $14.9 million of the proceeds were used to repay in full the Promissory Note, secured by three properties, with an outstanding principal balance of $14.4 million and defeasance and other costs totaling $0.5 million. The Promissory Note was scheduled to mature in August 2018.
•	Approximately $16.1 million of the proceeds were used to partially paydown by $15.6 million the Promissory Note with an outstanding principal balance of $22.4 million to $6.8 million and defeasance and other costs totaling $0.5 million. The Promissory Note was cross-collateralized by four hotel properties; including the TownePlace Suites – Metairie and the TownePlace Suites - Fayetteville which were released from the collateral pool in connection with the partial paydown. As a result, the Promissory Note is now secured by two properties; the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock. The Promissory Note matures in August 2018. The Company currently intends to seek to refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity.
•	Approximately $3.6 million of the proceeds were used to fully repay a mortgage loan with an outstanding principal balance of $3.6 million which was secured by the Residence Inn – Baton Rouge. The mortgage loan was scheduled to mature in November 2018.

Additionally, the Company’s Revolving Loan secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of June 30, 2017) initially matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. The Company currently expects the lender to extend the initial maturity pursuant to the extension options. If the lender does not extend the initial maturity under the extension options, the Company intends to seek to refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity.

The Company has no additional significant maturities of mortgage debt over the next 12 months.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of June 30, 2017, the Company is in compliance with respect to all of its financial debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor and Property Manager for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Development fees	$-	$26	$-	$59
Asset management fees	607	598	1,211	1,186
Total	$607	$624	$1,211	$1,245

7.	Financial Instruments

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

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$121,375	$121,395	$127,907	$128,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

8.	Commitments and Contingencies

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

Disposition of limited service hotels

On July 14, 2017, certain wholly and majority owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and certain subsidiaries of Phoenix American Hospitality, LLC (the “Buyers”), all unaffiliated third parties, entered into a purchase and sale agreement (the “Hotel Portfolio Agreement”) pursuant to which the Sellers would dispose of their respective membership interests in a portfolio of seven limited service hotels (the “Hotel Portfolio”) to the Buyers for a contractual sales price of $101.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Hotel Portfolio, which has an aggregate of 778 rooms, is comprised of the following properties:

•	an Aloft located in Rogers, Arkansas (the “Aloft – Rogers”)
•	a Fairfield Inn & Suites by Marriott located in Jonesboro, Arkansas (the “Fairfield Inn - Jonesboro”);
•	a Courtyard by Marriott located in Baton Rouge, Louisiana (the “Courtyard - Baton Rouge”);
•	a Residence Inn by Marriott located in Baton Rouge, Louisiana (the “Residence Inn - Baton Rouge”);
•	a TownePlace Suites by Marriott located in Harahan, Louisiana (the “TownePlace Suites - Metairie”);
•	a TownePlace Suites by Marriott located in Johnson/Springdale, Arkansas (the “TownePlace Suites - Fayetteville”); and
•	a Hampton Inn & Suites located in Fort Myers Beach, Florida (the “Hampton Inn - Fort Myers Beach”).

On July 14, 2017, pursuant to the terms of the Hotel Portfolio Agreement, the Sellers completed the disposition of their membership interests in the Hotel Portfolio for $101.0 million to the Buyers. The Seller’s net proceeds from the disposition of the Hotel Portfolio were approximately $65.2 million, after the (i) repayment of certain mortgage indebtedness and related costs (ii) payment of closing costs and expenses and (iii) pro rations and other working capital adjustments.

In connection with the disposition of the Hotel Portfolio approximately $34.6 million of the proceeds were used towards the repayment of associated mortgage indebtedness and related costs.

Distribution Payments

On July 14, 2017, the distribution for the three-month period ending June 30, 2017 of $3.2 million was paid in cash.

Distribution Declaration

On August 11, 2017, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2017. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2017 to shareholders of record as of September 30, 2017.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2017	Annualized Revenues based on rents as of June 30, 2017	Annualized Revenues per square foot as of June 30, 2017

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	72%	$2.5 million	$15.72

Consolidated Properties:

Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room ("RevPAR") for the Six Months	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2017	Ended June 30, 2017	June 30, 2017

TownePlace Suites - Metairie	Harahan, Louisiana	2000	22,444	85%	$87.51	$102.83

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	29,684	80%	$93.53	$117.66

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	76%	$92.79	$121.41

TownePlace Suites - Fayetteville	Johnson/Springdale, Arkansas	2009	16,652	77%	$77.17	$100.35

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	79%	$63.20	$80.11

Holiday Inn - Opelika	Opelika, Alabama	2009	15,747	79%	$78.72	$99.27

Aloft - Tucson	Tucson, Arizona	1971	27,874	80%	$116.07	$145.35

Hampton Inn – Fort Myers Beach	Fort Myers Beach, Florida	2001	21,720	88%	$128.83	$146.60

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	67%	$84.26	$125.15

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	83%	$80.82	$97.24

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	74%	$87.04	$117.57

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	18,462	68%	$74.16	$109.82

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	17,557	67%	$70.67	$105.36

Hampton Inn - Miami	Miami, Florida	1996	22,806	82%	$101.38	$123.65

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	79%	$119.80	$152.06

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	60%	$85.12	$142.25

Residence Inn - Baton Rouge	Baton Rouge, Louisiana	2000	19,548	87%	$96.24	$110.93

Holiday Inn Express - Auburn	Auburn, Alabama	2002	14,842	66%	$69.82	$105.81

Aloft - Rogers	Rogers, Arkansas	2008	23,530	57%	$74.71	$131.54

Fairfield Inn - Jonesboro	Jonesboro, Arkansas	2009	15,023	82%	$97.86	$119.75

Courtyard - Baton Rouge	Baton Rouge, Louisiana	1997	21,901	82%	$84.82	$103.30

	Hospitality Total		449,061	76%	$89.76	$117.95

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2017 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Dollars in thousands, unless otherwise stated.

For the Three Months Ended June 30, 2017 vs. June 30, 2016

Rental revenue

Rental revenue increased slightly by $0.2 million to $21.6 million during the three months ended June 30, 2017 compared to $21.4 million for the same period in 2016 resulting from increased occupancy levels and RevPAR during the period.

Property operating expenses

Property operating expenses increased by $0.6 million to $13.6 million during the three months ended June 30, 2017 compared to $13.0 million for the same period in 2016 primarily resulting from increased occupancy levels during the period.

Real estate taxes

Real estate taxes of $0.8 million during the three months ended June 30, 2017 were unchanged compared to the same period in 2016.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $0.9 million during the three months ended June 30, 2017 compared to $1.0 million for the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $2.7 million during the three months ended June 30, 2017 compared to $2.6 million for the same period in 2016.

Interest and dividend income

Interest and dividend income decreased by $0.4 million to $0.2 million during the three months ended June 30, 2017 compared to $0.6 million for the same period in 2016. The decrease is attributable to the repayment in full of our notes receivable – related party and a decrease in dividend income from our investments in marketable securities.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the three months ended June 30, 2017 was $54 compared to $45 for the same period in 2016. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was unchanged at approximately $1.9 million during the three months ended June 30, 2017 compared to same period in 2016. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests in the Joint Venture held by Lightstone Value Plus Real Estate Investment Trust I, Inc, a related party REIT also sponsored by our Sponsor, and the interests held by minority owners of certain of our hotels.

For the Six Months Ended June 30, 2017 vs. June 30, 2016

Rental revenue

Rental revenue increased by $1.1 million to $42.3 million during the six months ended June 30, 2017 compared to $41.2 million for the same period in 2016 resulting from increased occupancy levels and RevPAR during the period.

Property operating expenses

Property operating expenses increased by $0.7 million to $26.5 million during the six months ended June 30, 2017 compared to $25.8 million for the same period in 2016 primarily resulting from increased occupancy levels during the period.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.5 million during the six months ended June 30, 2017 compared to $1.6 million for the same period in 2016.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $2.3 million during the six months ended June 30, 2017 compared to $2.4 million for the same period in 2016.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.2 million to $5.4 million during the six months ended June 30, 2017 compared to $5.2 million for the same period in 2016.

Interest and dividend income

Interest and dividend income decreased by $0.6 million to $0.3 million during the six months ended June 30, 2017 compared to $0.9 million for the same period in 2016. The decrease is attributable to the repayment in full of our notes receivable – related party and a decrease in dividend income from our investments in marketable securities.

Earnings from investment in unconsolidated affiliated entity

Our income from investment in unconsolidated affiliated entity during the six months ended June 30, 2017 was $110 compared to $39 for the same period in 2016. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Interest expense

Interest expense was unchanged at $3.9 million during the six months ended June 30, 2017 compared to same period in 2016. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests in the Joint Venture held by Lightstone Value Plus Real Estate Investment Trust I, Inc, a related party REIT also sponsored by our Sponsor, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

For the six months ended June 30, 2017, our primary sources of funds were $7.9 million of cash flows from our operations, a deposit of $3.2 million received in connection with the sale of a portfolio of seven limited service hotels (See Note 9) and proceeds from our margin loan of $2.5 million.

Our future sources of funds will primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings or sale of our investments in marketable securities (iii) the sale of our operating properties and (iv) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $121.4 million and a margin loan of $6.3 million. The Company’s mortgage loan (outstanding principal balance of $5.9 million) secured by the Courtyard – Baton Rouge matured on May 1, 2017 and was repaid in full with cash on hand.

Our revolving credit facility secured by nine of our hotel properties (outstanding principal balance of $73.6 million as of June 30, 2017) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. We currently intend to seek to extend, refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity. The Company has no additional significant maturities of mortgage debt over the next 12 months.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2017, our total borrowings aggregated $127.7 million which represented 72% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor and our Property Managers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Development Fees	$-	$26	$-	$59
Asset Management Fees	607	598	1,211	1,186
Total	$607	$624	$1,211	$1,245

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$7,894	$8,123
Net cash provided by/(used in) investing activities	1,694	(4,947)
Net cash used in financing activities	(17,849)	(12,110)
Net change in cash and cash equivalents	(8,261)	(8,934)
Cash and cash equivalents, beginning of the year	43,179	37,381
Cash and cash equivalents, end of the period	$34,918	$28,447

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

Operating activities

The net cash provided by operating activities of approximately $7.9 million during the 2017 period reflects net income of $2.7 million, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $5.9 million, partially offset by changes in assets and liabilities of $0.7 million.

Investing activities

The net cash provided by investing activities of approximately $1.7 million during the 2017 period reflects deposits received of $3.2 million, the release of $0.3 million of restricted escrows and distributions of $0.1 million from an unconsolidated affiliated entity, partially offset by $1.9 million of capital expenditures.

Financing activities

The net cash used in financing activities of approximately $17.8 million during the 2017 period consists of (i) distributions to common stockholders of $8.6 million, (ii) distributions to our noncontrolling interests of $4.8 million (iii) payments on our mortgages payable of $6.5 million and (iv) $1.1 million of redemptions of common shares offset by margin loan borrowings of $2.5 million and contributions of $0.6 million from noncontrolling interests.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2016 we repurchased approximately 512,297 shares of common stock. For the six months ended June 30, 2017 we repurchased 108,922 shares of common stock pursuant to our share repurchase program at an average price per share of $9.96. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of June 30, 2017.

	Remainder of
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$620	$120,755	$-	$-	$-	$-	$121,375
Interest payments	3,532	2,373	-	-	-	-	5,905
Total	$4,152	$123,128	$-	$-	$-	$-	$127,280

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $6.3 million as of June 30, 2017 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.94% as of June 30, 2017).

On July 14, 2017, we used approximately $34.6 million of the proceeds from the disposition of a portfolio of seven limited service hotels (See Note 9) towards the repayment of associated mortgage indebtedness and related costs as follows:

•	Approximately $14.9 million of the proceeds were used to repay in full the Promissory Note, secured by three properties, with an outstanding principal balance of $14.4 million and defeasance and other costs totaling $0.5 million. The Promissory Note was scheduled to mature in August 2018.
•	Approximately $16.1 million of the proceeds were used to partially paydown by $15.6 million the Promissory Note with an outstanding principal balance of $22.4 million to $6.8 million and defeasance and other costs totaling $0.5 million. The Promissory Note was cross-collateralized by four hotel properties; including the TownePlace Suites – Metairie and the TownePlace Suites - Fayetteville which were released from the collateral pool in connection with the partial paydown. As a result, the Promissory Note is now secured by two properties; the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock. The Promissory Note matures in August 2018. We currently intend to seek to refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity.
•	Approximately $3.6 million of the proceeds were used to fully repay a mortgage loan with an outstanding principal balance of $3.6 million which was secured by the Residence Inn – Baton Rouge. The mortgage loan was scheduled to mature in November 2018.

Additionally, our Revolving Loan secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of June 30, 2017) initially matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. We currently expect the lender to extend the initial maturity pursuant to the extension options. If the lender does not extend the initial maturity under the extension options, we intend to seek to refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity.

We have no additional significant maturities of mortgage debt over the next 12 months.

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of June 30, 2017, we are in compliance with respect to all of our financial debt covenants.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,871	$2,396	$2,686	$3,397
FFO adjustments:
Depreciation and amortization of real estate assets	2,729	2,612	5,426	5,161
Adjustments to equity in earnings from unconsolidated entity, net	120	150	261	298
FFO	4,720	5,158	8,373	8,856
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	1	-	1
Adjustments to equity in earnings from unconsolidated entity, net	(30)	4	(49)	(2)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	(10)	6	(36)	68
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(4)	-	161	307	161
MFFO	4,680	5,330	8,595	9,084
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$4,680	$5,330	$8,595	$9,084

Net income	$1,871	$2,396	$2,686	$3,397
Less: income attributable to noncontrolling interests	(73)	(75)	(115)	(72)
Net income applicable to Company's common shares	$1,798	$2,321	$2,571	$3,325
Net income per common share, basic and diluted	$0.10	$0.13	$0.14	$0.18

FFO	$4,720	$5,158	$8,373	$8,856
Less: FFO attributable to noncontrolling interests	(147)	(147)	(264)	(218)
FFO attributable to Company's common shares	$4,573	$5,011	$8,109	$8,638
FFO per common share, basic and diluted	$0.25	$0.27	$0.44	$0.47

MFFO - IPA recommended format	$4,680	$5,330	$8,595	$9,084
Less: MFFO attributable to noncontrolling interests	(147)	(147)	(263)	(220)
MFFO attributable to Company's common shares	$4,533	$5,183	$8,332	$8,864

Weighted average number of common shares outstanding, basic and diluted	18,323	18,526	18,348	18,549

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2017

FFO	$50,429
Distributions declared	$53,701

Distribution Payments

On July 14, 2017, the distribution for the three-month period ending June 30, 2017 of $3.2 million was paid in cash.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

Subsequent Events

See Note 9 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from July 1, 2017 through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2017, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2017, we held marketable securities with a fair value of $9.7 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2017, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.0 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of June 30, 2017:

	Remainder of
	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$620	$120,755	$	$-	$-	$-	$121,375

The Company’s mortgage loan (outstanding principal balance of $5.9 million as of June 30, 2017) secured by the Courtyard – Baton Rouge matured on May 1, 2017 and was repaid in full with cash on hand.

On July 14, 2017, the Company used approximately $34.6 million of the proceeds from the disposition of a portfolio of seven limited services hotels (See Note 9) towards the repayment of associated mortgage indebtedness and related costs as follows:

•	Approximately $14.9 million of the proceeds were used to fully repay a promissory note with an outstanding principal balance of $14.4 million and defeasance and other costs totaling $0.5 million. The promissory note was cross-collateralized by three hotel properties, including the Aloft Rogers and Fairfield Inn – Jonesboro.
•	Approximately $16.1 million of the proceeds were used to partially paydown by $15.6 million a promissory note with an outstanding principal balance of $22.4 million to $6.8 million and defeasance and other costs totaling $0.5 million. The promissory note was cross-collateralized by four hotel properties; including the TownePlace Suites – Metairie and the TownePlace Suites - Fayetteville which were released from the collateral pool in connection with the partial paydown.
•	Approximately $3.6 million of the proceeds were used to fully repay a mortgage loan with an outstanding principal balance of $3.6 million which was secured by the Residence Inn – Baton Rouge.

The Company’s revolving credit facility secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of June 30, 2017) matures in January 2018 and has two, one-year options to extend solely at the discretion of the lender. The Company currently intends to seek to extend, refinance and/or repay in full, using a combination of cash on hand and/or cash proceeds from the potential sale of assets that may occur in the future, such existing indebtedness on or before its applicable stated maturity. Other than these financings, the Company has no additional significant maturities of mortgage debt over the next 12 months.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and accrued expenses, margin loan, due to/from related party, and distributions payable approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$121,375	$121,395	$127,907	$128,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2017, we had no off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended June 30, 2017, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

Date: August 14, 2017	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

