Form 10-K
period 2017-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2018-03-27
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2017

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

There is no established market for the Registrant’s common shares. As of June 30, 2017, the last business day of the most recently completed second quarter, there were 18.3 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 15, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2017. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 1, 2018, there were approximately 18.1 million shares of common stock held by non-affiliates of the registrant.

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

All forward-looking statements should be read in light of the factors identified herein at Part 1, Item 1A.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

The Lightstone REIT II is a Maryland corporation, formed on April 28, 2008, elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2009.

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

We currently have one operating segment. As of December 31, 2017, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC (“Brownmill”), which we account for under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We do not have and will not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. We have entered into an advisory agreement pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf. Additionally, under the terms of the advisory agreement, our Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

Our Advisor has affiliated property managers (the “Property Managers”), which may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

Our distribution reinvestment plan (the “DRIP”) Registration Statement on Form S-3D was filed with the U.S. Securities and Exchange Commission and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, our Board of Directors suspended the DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

As of December 31, 2017, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 2017, we held a 99% general partnership interest in our Operating Partnership’s common units.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our follow-on offering (the “Follow-On Offering”), which was terminated on September 27, 2014, our charter requires that our Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interest – Partners of Operating Partnership

The noncontrolling interests consist of (i) parties that hold units in the Operating Partnership, (ii) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor, in a joint venture (the “Joint Venture”) formed between us and Lightstone I and (iii) the membership interests held by minority owners of certain of our hotels.

On May 20, 2008, our Advisor contributed $2,000 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of our shares of our common stock, as allowed by our limited partnership agreement.

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill , which were valued at $4.8 million, in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million.

Operations - Operating Partnership Activity

Through our Operating Partnership, we have and will continue to seek to primarily acquire and operate hospitality properties and to a lesser extent, operate commercial and residential properties, and  make real estate-related investments, principally in North America through our Operating Partnership. Our holdings currently consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All of our properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% equity interest in Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% equity interest), December 2010 (with respect to a 8.163% equity interest), December 2011 (with respect to a 5.587% equity interest), June 2012 (with respect to a 5.102% equity interest) and October 2012 (with respect to an 3.4776% equity interest). The equity interests we hold in Brownmill were contributed to us by Lightstone SLP II LLC in exchange for 48 Subordinated Profits Interests.

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, had a 100.0% ownership interest. We subsequently sold the TownePlace Suites – Metairie in July 2017.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford, which was previously acquired in June 2010.

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), and in June 2015, we acquired the remaining 5.0% membership interest in these hotels and as a result, had 100.0% ownership interests. We subsequently sold the TownePlace Suites – Fayetteville in July 2017.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014, we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida. We subsequently sold the Hampton Inn — Fort Myers Beach in July 2017.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	Joint Venture:

During 2015, we formed the Joint Venture with Lightstone I. In a series of transactions that occurred during 2015, the Joint Venture acquired Lightstone I’s membership interests in a portfolio of 11 limited service hotels (the “LVP REIT Hotels”) for aggregate consideration of approximately $124.1 million. Our Advisor elected to waive the acquisition fee associated with this transaction.

We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. We are the managing member. Each member receives distributions and makes capital contributions based upon its respective ownership percentage, as required.

In January 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s 100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

Subsequently, on July 14, 2017, the Joint Venture disposed of its membership interests in the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge.

•	Hyatt – New Orleans: In November 2017, the Joint Venture acquired a Hyatt Place Hotel (the “Hyatt – New Orleans”) located in New Orleans, Louisiana.

•	Residence Inn – Needham: In December 2017, we acquired a Residence Inn by Marriott (the “Residence Inn – Needham”) located in Needham, Massachusetts.

•	Courtyard – Paso Robles: In December 2017, we acquired a Courtyard by Marriott (the “Courtyard – Paso Robles”) located in Paso Robles, California.

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

Primary Investment Objectives and Strategies

Our primary investment objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have acquired and/or may continue to acquire commercial, residential and hospitality properties as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

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

We have made and/or may make the following types of real estate investments:

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

In addition, we may diversify our portfolio by investing up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. We may also acquire majority or minority interests in other entities (or business units of such entities) with investment objectives similar to ours or with management, investment or development capabilities that our Board of Directors deems desirable or advantageous to acquire.

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

Distribution Objectives

U.S. federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to continue to qualify for REIT status, we may be required to make distributions in excess of cash available.

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Additionally, on February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

Total distributions declared during the years ended December 31, 2017, 2016 and 2015 were $14.9 million, $13.0 million and $12.3 million, respectively.

On March 15, 2018, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2018 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2018.

DRIP and Share Repurchase Programs

On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our DRIP may provide our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2016, we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Our Board of Directors may amend the terms of our share repurchase program without stockholder approval upon at least 30 days’ written notice to all stockholders. Our Board of Directors also is free to suspend or terminate the program upon at least 30 days’ written notice to all stockholders or to reject any request for repurchase and there is no assurance our Board of Directors will not suspend or terminate the program or reject requests for repurchases.

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

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels will be located. Overbuilding in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized hotel brands with which we will not be associated.

We have or may compete in all of our markets with other owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.

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

Environmental

As an owner of real estate, we are and will be subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We do not have employees. We have entered into an advisory agreement pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We have paid and will continue to pay our Advisor fees for services related to the investment and management of our assets, and we have reimbursed and will continue to reimburse our Advisor for certain expenses incurred on our behalf.

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

Distributions paid from sources other than our cash flow from operations may cause us to have less funds available for the acquisition of properties and real estate-related investments and may dilute your interest in us, which may adversely affect your overall return.

We have in the past, and may in the future, pay distributions to both stockholders and Lightstone SLP II LLC from sources other than from our cash flow from operations.  For the year ended December 31, 2017, our cash flow from operations of approximately $10.1 million was less than our distributions of approximately $14.9 million declared during such period, for the year ended December 31, 2016, our cash flow from operations of approximately $17.3 million was in excess of our distributions of approximately $13.0 million declared during such period and for the year ended December 31, 2015, our cash flow from operations of approximately $17.0 million was in excess of our distributions of approximately $12.3 million declared during such period. If we fund distributions from sources other than cash flow from operations, we may have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced. Additionally, we may fund our distributions from borrowings, the sale of assets, or the sale of additional securities if we do not generate sufficient cash flow from operations to pay distributions. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us. Payment of distributions from these sources would restrict our ability to generate sufficient cash flow from operations or would affect the distributions payable to you upon a liquidity event, which may have an adverse effect on your investment.

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

Our Board of Directors determined the current net asset value of the common stock at $10.00 per share as of December 31, 2017. This value is based upon an estimated amount, which reflects, among other things, the impact of the recent trends in the economy and the real estate industry, we determined would be received if our properties and other assets were sold as of the close of our fiscal year. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. It is possible that:

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

Lightstone SLP II LLC will receive returns on its Subordinated Profits Interests that are subordinated to stockholders’ 7% return on their net investment. Distributions to stockholders will be reduced after they have received this 7% return because of the payments and distributions to Lightstone SLP II LLC in connection with its Subordinated Profits Interests. In addition, we may eventually repay Lightstone SLP II LLC up to $17.7 million for its investment in the special general partner interests, which will result in a smaller pool of assets available for distribution to stockholders. Furthermore, if the advisory agreement is terminated we may repay Lightstone SLP II LLC for its investment in the Subordinated Profit Interests, which will result in a smaller pool of assets available for distribution to you.

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

David Lichtenstein, our Sponsor, is the founder of The Lightstone Group, LLC which he majority owns and does business in his individual capacity under that name. Through The Lightstone Group, Mr. Lichtenstein controls and indirectly owns a majority of our Advisor, our Property Managers, and their affiliates, except for us. Our Advisor does not advise any entity other than us. However, employees of our Advisor are also employed by Lightstone Value Plus REIT LLC, the Advisor to Lightstone I, Lightstone Value Plus REIT III LLC, the Advisor to Lightstone Value Plus Real Estate Investment Trust III, Inc., and Lightstone Real Estate Income LLC, the Advisor to Lightstone Real Estate Income Trust Inc., LSG-BH I Advisor LLC the Advisor to Behringer Harvard Opportunity REIT I, Inc. and LSG-BH II Advisor LLC the Advisor to Lightstone Value Plus Real Estate Investment Trust V, Inc. (formerly Behringer Harvard Opportunity REIT II, Inc.), all non-traded REIT with similar investment objectives to ours. Mr. Lichtenstein is one of our directors and The Lightstone Group (or an affiliated entity controlled by Mr. Lichtenstein) employs each of our officers. As a result, our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with related parties.

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

Our Property Managers, which may manage certain of our acquired properties, are controlled by our Sponsor, and are thus subject to an inherent conflict of interest. In addition, our Advisor may face a conflict of interest when determining whether we should dispose of any property we own that is managed by one of our Property Managers because the Property Managers may lose fees associated with the management of the property. Specifically, because the Property Managers will receive significant fees for managing our properties, our Advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the Property Managers would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

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

Our Advisor manages our day-to-day operations pursuant to the advisory agreement and our Property Managers may manage certain of our properties pursuant to management agreements. With the exception of those agreements that we have entered into with third party property managers, these agreements were not negotiated at arm’s length and certain fees payable by us under such agreements are paid regardless of our performance. Our Sponsor and its affiliates may be in a conflict of interest position as to matters relating to these agreements. Examples include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to our Sponsor’s affiliates. These fees may be higher than fees charged by third parties in an arm’s length transaction as a result of these conflicts.

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

As a result of the effects of an economic downturn, including increased unemployment rates, the residential industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may have an adverse effect on our operations if the tenants occupying the residential and office properties we acquire cease making rent payments to us or if there a change in spending patterns resulting in reduced traffic at the retail properties we acquire. Moreover, low residential mortgage interest rates could accompany an economic downturn and encourage potential renters to purchase residences rather than lease them. The residential properties we acquire may experience declines in occupancy rate due to any such decline in residential mortgage interest rates.

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

Any excess borrowing over the 300% level will be disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2017, our total borrowings represented 76% of net assets.

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

We believe that we have qualified to be taxed as a REIT commencing with our taxable year ending December 31, 2009, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our Board of Directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we maintain our qualification as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on the net income recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements have been held for at least two years. Despite our present intention no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.

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

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the REIT asset tests and produce qualifying income for purposes of the 75% gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate level tax.

The taxable mortgage pool, or ‘‘TMP,’’ rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations originated or acquired by us or our subsidiaries could result in the creation of TMPs for U.S. federal income tax purposes. As a result, we could have ‘‘excess inclusion income.’’ Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate-level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a TMP. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any TMP securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income or constitute a return of capital, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would, if allowed in full, result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may (1) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes, (2) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, or (3) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from our TRSs. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our Common Shares. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

Our stockholders may have tax liability on distributions that they electedt to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.

If our stockholders participated in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received pursuant to our DRIP.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than securities of one or more TRSs, government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than securities of one or more TRSs, government securities and qualified real estate assets) of any one issuer, no more than 25% of the value of our assets may be securities, excluding government securities, stock issued by our qualified REIT subsidiaries, and other securities that qualify as real estate assets and no more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2.	PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2017	Annualized Revenues Based on Rents as of December 31, 2017	Annualized Revenues per Square Foot as of December 31, 2017

Unconsolidated Affiliated Real Estate Entitiy:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	73.2%	$2.6 million	$16.76

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended 12/31/2017	Revenue per Available Room for the Year Ended December 31, 2017	Average Daily Rate Forthe Year Ended December 31, 2017

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	59,860	81.5%	$103.40	$126.95

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	81.8%	$100.68	$123.15

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	76.7%	$62.21	$81.16

Holiday Inn - Opelika	Opelika, Alabama	2009	31,755	74.0%	$77.61	$104.90

Aloft - Tucson	Tucson, Arizona	1971	56,210	72.8%	$100.08	$137.39

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	69.5%	$86.40	$124.28

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	69.0%	$67.41	$97.76

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	76.3%	$92.52	$121.19

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	67.7%	$72.64	$107.23

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	67.2%	$69.62	$103.60

Hampton Inn - Miami	Miami, Florida	1996	45,990	80.7%	$97.08	$120.32

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	81.5%	$113.91	$139.75

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	59.6%	$91.04	$152.83

Holiday Inn Express - Auburn	Auburn, Alabama	2002	29,930	60.8%	$70.58	$116.11

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	9,520	68.2%	$108.47	$159.11

Residence Inn - Needham	Needham, Massachusetts	2013	3,564	72.2%	$95.87	$132.74

Courtyard - Paso Robles	Paso Robles, California	2007	2,340	65.2%	$82.96	$127.30

	Hospitality Total		637,019	72.8%	$109.18	$149.95

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2017 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Shareholder Information

As of March 1, 2018, we had approximately 18.1 million shares of common stock outstanding, held by a total of 5,366 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 15, 2018, our board of directors determined and approved our estimated NAV of approximately $182.0 million and resulting estimated NAV per Share of $10.00 after allocations of value to subordinated profits interests, or Subordinated Profits Interests, in our Operating Partnership held by Lightstone SLP II LLC, an affiliate of our Advisor, both as of December 31, 2017. From our inception through the termination of our Follow-On Offering on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of approximately $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

We believe there have been no material changes between December 31, 2017 and the date of this filing to the net values of our assets and liabilities that existed as of December 31, 2017.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2017 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (‘‘Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our board of directors established the estimated NAV per Share as of December 31, 2017 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2017 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2017, Stanger prepared appraisal reports (the ‘‘Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on 16 properties (14 hospitality properties and two retail properties and collectively, the ‘‘Stanger Appraised Properties’’) of the 19 properties in which we held ownership interests as of December 31, 2017. Our other three hospitality properties, which were acquired during the fourth quarter of 2017, were all valued as of December 31, 2017 at their respective contractual purchase price. Stanger also prepared a NAV report (the ‘‘December 2017 NAV Report’’) which estimated the NAV per Share as of December 31, 2017. The December 2017 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties, the contractual purchase price for the three hospitality properties acquired during the fourth quarter of 2017, Stanger’s estimated value of our mortgage notes payable and other debt, both receivable and payable, Stanger’s estimate of the allocation of value to the Subordinated Profits Interests, assuming a liquidation event, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable equity securities, restricted escrows, other assets, other liabilities and other non-controlling interests, to calculate estimated NAV per Share, all as of December 31, 2017.

(1)	The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017, as well as the comparable calculations as of December 31, 2016 and 2015, respectively. Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2017		As of December 31, 2016		As of December 31, 2015
	Value	Per Share	Value	Per Share	Value	Per Share

Net Assets:
Real Estate Properties	$294,539	$16.18	$289,789	$15.74	$286,373	$15.41
Non-Real Estate Assets:
Cash and cash equivalents	44,449		43,179		37,381
Marketable equity securities	9,778		8,738		15,464
Restricted escrows	5,724		3,488		7,243
Notes receivable from related party	-		-		2,055
Other assets	4,774		3,983		3,942
Total non-real estate assets	64,725	3.56	59,388	3.23	66,085	3.56
Total Assets	359,264	19.74	349,177	18.97	352,458	18.97
Liabilities:
Mortgage notes payable	(144,942)		(128,098)		(130,331)
Margin loan	(6,642)		(3,854)		(7,577)
Other liabilities	(11,958)		(16,552)		(10,896)
Total liabilities	(163,542)	(8.99)	(148,504)	(8.07)	(148,804)	(8.01)
Other Non-Controlling Interests	(2,735)	(0.15)	(4,384)	(0.24)	(3,469)	(0.19)
Net Asset Value before Allocations to Subordinated Profits Interests	192,987	$10.60	196,289	$10.66	200,185	$10.77
Allocations to Subordinated Profits Interests	(10,987)	(0.60)	(12,179)	(0.66)	(11,868)	(0.64)
Net Asset Value	$182,000	$10.00	$184,110	$10.00	$188,317	$10.13

Shares of Common Stock Outstanding(1)	18,200		18,411		18,586

(1) Includes 0.2 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership ("common units")

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2017. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2017 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2017 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of December 31, 2017. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated real estate properties (collectively, the ‘‘Real Estate Properties’’). As of December 31, 2017, on a collective basis, we wholly owned and consolidated the operating results and financial condition of 17 hospitality properties, or select services hotels, containing a total of 2,135 rooms. Additionally, as of December 31, 2017, we held a 48.6% ownership interest in Brownmill, an affiliated real estate entity, which owns two retail properties that we do not consolidate but rather account for under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 16 (14 hospitality properties and two retail properties) of the 19 properties in which we held ownership interests as of December 31, 2017. Our other three hospitality properties, which were acquired during the fourth quarter of 2017, were all valued as of December 31, 2017 at their respective contractual purchase price. In preparing the appraisal reports, Stanger, among other things:

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

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of Stanger Appraised Properties as of December 31, 2017:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Properties
	(14 hospitality properties)	(2 retail properties)
Weighted-average:
Exit capitalization rate	8.44%	7.58%
Discount rate	10.41%	8.08%
Annual market rent growth rate	3.09%	1.57%
Annual net operating income growth rate	3.88%	2.83%
Holding period (in years)	10.0	10.0

While we believe that the assumptions made by Stanger are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Stanger Appraised Properties. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of Stanger Appraised Properties which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated	Unconsolidated
	Real Estate Properties	Real Estate Properties
	(14 hospitality properties)	(2 retail properties)
Increase of 25 basis points:
Exit capitalization rate	$(2,410)	$(277)
Discount rate	(2,925)	(292)
Decrease of 25 basis points:
Exit capitalization rate	2,560	296
Discount rate	2,991	299

Our other three hospitality properties, the Hyatt – New Orleans (acquired on November 6, 2017 at a contractual purchase price of $32.0 million), the Residence Inn – Needham (acquired on December 5, 2017 at a contractual purchase price of $41.0 million) and the Courtyard – Paso Robles (acquired on December 14, 2017 at a contractual purchase price of $26.4 million) were all valued as of December 31, 2017 at their respective contractual purchase price,

As of December 31, 2017, the aggregate estimated fair value of the Real Estate Properties was approximately $294.5 million, including (i) the 17 select service hotels, which were valued at $284.9 million, and (ii) our 48.6% non-managing membership interest in Brownmill, which was valued at $9.6 million, and the aggregate cost of the interests in the Real Estate Properties was approximately $296.7 million, including approximately $20.8 million of capital and tenant improvements invested subsequent to their acquisition. The estimated fair value of the Real Estate Properties compared to their original acquisition price plus subsequent capital improvements through December 31, 2017, results in an estimated overall decrease in the real estate value of 0.7%.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.35% to 6.43%.

Margin Loan: The estimated value of our margin loan which is due on demand ($6.6 million outstanding as of December 31, 2017) approximates its carrying value because of its short maturity.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the Subordinated Profits Interests at certain prescribed thresholds. In connection with our initial public offering and Follow-On Offering of common stock, Lightstone SLP II LLC acquired an aggregate of approximately $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, an approximately $11.0 million allocation of value was made to the Subordinated Profits Interests representing the amount of estimated distributions which would have been payable to the holder of the Subordinated Profits Interests, assuming a liquidation event as of December 31, 2017.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our board of directors. The estimated NAV per Share approved by our board of directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

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

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

•	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;
•	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;
•	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;
•	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;
•	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;
•	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and
•	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

The price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us is currently the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share is the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

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

From our inception through December 31, 2016, we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Additionally, on February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

Total distributions declared during the years ended December 31, 2017, 2016 and 2015 were $14.9 million, $13.0 million and $12.3 million, respectively.

On March 15, 2018, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2018 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2018.

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA:

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	As of and for the Years Ended December 31,
(In Thousands, Except Per Share Amounts)	2017	2016	2015	2014	2013

Operating Data:
Revenues	$73,257	$83,421	$71,368	$23,566	$13,058

Bargain purchase gain	$-	$-	$-	$2,790	$1,263

Gain on disposition of real estate and other assets, net	$37,465	$-	$-	$-	$-

Net income	$37,416	$6,242	$5,457	$4,540	$1,370
Less: net income attributable to noncontrolling interests	(1,156)	(297)	(144)	(68)	(40)
Net income applicable to Company's common shares	$36,260	$5,945	$5,313	$4,472	$1,330

Basic and diluted earnings per Company's common shares	$1.98	$0.32	$0.29	$0.35	$0.21

Dividends declared on Company's common shares	$14,937	$12,968	$12,339	$8,194	$4,050
Weighted average common shares outstanding-basic and diluted	18,295	18,496	18,629	12,608	6,235
Balance Sheet Data:
Total assets	$334,972	$297,873	$312,456	$207,693	$95,826
Mortgages payable, net	$143,781	$127,140	$129,824	$23,761	$24,260
Company's Stockholder's Equity	$156,904	$136,435	$144,159	$153,184	$59,424

Other financial data:
Funds from operations (FFO) attributable to Company's common shares (1)	$9,918	$16,726	$14,547	$5,611	$2,479

1.	For more information about FFO and MFFO, including a reconciliation to our GAAP net income/(loss) for each period reported, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Funds from Operations and Modified Funds from Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of our sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We do not have employees. We have entered into an advisory agreement pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we will reimburse the Advisor for certain expenses incurred on our behalf.

As of December 31, 2017, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 20117, we held a 99% general partnership interest in our Operating Partnership’s common units.

Our shares of common stock are not currently listed on a national securities exchange. We may seek to list our shares of common stock for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our shares at this time. We do not anticipate that there would be any market for our shares of common stock until they are listed for trading. In the event we do not obtain listing prior to the tenth anniversary of the completion or termination of our follow on offering (the “Follow On Offering”), which was terminated on September 27, 2014, our charter requires that our Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

On May 20, 2008, our Advisor contributed $2,000 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of our shares of our common stock, as allowed by our limited partnership agreement.

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million.

Beginning with the year ended December 31, 2009, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2017, we continue to comply with the requirements for maintaining our REIT status.

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

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may acquire and operate all such properties alone or jointly with another party.

The following summarizes our completed properties and investments transactions from our inception through December 31, 2017:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% equity interest), December 2010 (with respect to a 8.163% equity interest), December 2011 (with respect to a 5.587% equity interest), June 2012 (with respect to a 5.102% equity interest) and October 2012 (with respect to an 3.4776% equity interest). The equity interests we hold in Brownmill were contributed to us by Lightstone SLP II LLC in exchange for 48 subordinated profit interests (the “Subordinated Profits Interests”) in our Operating Partnership.

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, had a 100.0% ownership interest. We subsequently sold the TownePlace Suites – Metairie in July 2017.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired in June 2010;

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), and in June 2015, we acquired the remaining 5.0% membership interest in these hotels and as a result, now have 100.0% ownership interests. We subsequently sold the TownePlace Suites – Fayetteville in July 2017.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014. we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida. We subsequently sold the Hampton Inn — Fort Myers Beach in July 2017.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	Joint Venture:

During 2015, we formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by our Sponsor. In a series of transactions that occurred during 2015, the Joint Venture acquired Lightstone I’s membership interests in a portfolio of 11 hotel hospitality properties (the “LVP REIT Hotels”) for aggregate consideration of approximately $124.1 million. Our Advisor elected to waive the acquisition fee associated with this transaction.

We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. We are the managing member. Each member receives distributions and makes capital contributions based upon its respective ownership percentage, as required.

In January 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s 100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

Subsequently, on July 14, 2017, through the Joint Venture, we disposed of our membership interests the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge.

•	Hyatt – New Orleans: In November 2017, the Joint Venture acquired a Hyatt Place Hotel (the “Hyatt – New Orleans”) located in New Orleans, Louisiana.

•	Residence Inn – Needham: In December 2017, we acquired a Residence Inn by Marriott (the “Residence Inn – Needham”) located in Needham, Massachusetts.

•	Courtyard – Paso Robles: In December 2017, we acquired a Courtyard by Marriott (the “Courtyard – Paso Robles”) located in Paso Robles, California.

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

Revenue Recognition.

Our revenues are comprised primarily of revenues from the operations of hotels. Revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Investments in Real Estate.

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operations. Transaction costs incurred related to the Company’s investments in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company will evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets will be depreciated or amortized, will be determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

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

The Company will evaluate the long-lived assets for potential impairment on an annual basis and record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value will be based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

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

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Fees for services performed that represent our period costs are expensed as incurred. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to our Property Managers, which may manage certain of the properties we acquire, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

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

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, will entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. Such distributions will always be subordinated until stockholders receive a stated preferred return.

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

As of December 31, 2017 and 2016, we had no material uncertain income tax positions. Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Acquisition and Disposition Activities

The following summarizes our acquisition and disposition activities during the years ended December 31, 2017, 2016 and 2015.

2015:

As previously discussed, in a series of transactions that occurred during 2015, we, through the Joint Venture acquired the LVP REIT Hotels, a portfolio of 11 limited service hotels. We have consolidated the operating results of the LVP REIT Hotels commencing with their respective dates of acquisition. See “Properties and Investments Transactions – Joint Venture” for additional information.

2016:

During 2016, we did not have any acquisition or disposition activities.

2017:

As discussed below, during July 2017, we sold a portfolio of seven limited service hotels (the “Hotel Portfolio”), which included four of the LVP REIT Hotels. The operating results of the Hotel Portfolio, which is also referred to herein as the “2017 Disposed Hotels”, are reflected in our operating results through their date of disposition. See “Disposition of limited service hotels” below for additional information). Additionally, during 2017, we acquired the Hyatt – New Orleans (November 2017), the Residence Inn – Needham (December 2017) and the Courtyard – Paso Robles (December 2017), which are collectively referred to herein as the “2017 Acquired Hotels”. The operating results of the 2017 Acquired Hotels are reflected in our operating results commencing with their respective dates of acquisition.

Disposition of limited service hotels

On July 14, 2017, certain wholly and majority owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and certain subsidiaries of Phoenix American Hospitality, LLC (the “Buyers”), all unaffiliated third parties, entered into a purchase and sale agreement (the “Hotel Portfolio Agreement”) pursuant to which the Sellers disposed of their respective membership interests in the Hotel Portfolio to the Buyers for a contractual sales price of $101.0 million on the same date.

The Hotel Portfolio, which had an aggregate of 778 rooms, was comprised of the following properties:

•	the Aloft – Rogers

•	the Fairfield Inn - Jonesboro;

•	the Courtyard - Baton Rouge;

•	the Residence Inn - Baton Rouge;

•	the TownePlace Suites - Metairie;

•	the TownePlace Suites - Fayetteville; and

•	the Hampton Inn - Fort Myers Beach.

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

The disposition of the Hotel Portfolio did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Hotel Portfolio are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition (July 14, 2017).

We currently have one operating segment. As of December 31, 2017, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which we account for under the equity method of accounting.

See Note 3 of the Notes to Consolidated Financial Statements for additional information on our acquisitions.

Comparison of the year ended December 31, 2017 vs. December 31, 2016

Consolidated

Rental revenues

Rental revenues decreased by $10.1 million to $73.3 million during the year ended December 31, 2017, compared to $83.4 million for the same period in 2016. The decrease primarily reflects lower revenues resulting from the disposition of the 2017 Disposed Hotels of $11.5 million and a net decrease in revenues of $0.4 million from our other hotels which were all acquired prior to 2016, partially offset by an increase in revenues of $1.8 million attributable to the 2017 Acquired Hotels.

Property operating expenses

Property operating expenses decreased by $4.5 million to $48.1 million during the year ended December 31, 2017 compared to $52.6 million for the same period in 2016 primarily resulting from the disposition of the 2017 Disposed Hotels.

Real estate taxes

Real estate taxes decreased slightly by $0.2 million to $2.8 million during the year ended December 31, 2017 compared to $3.0 million for the same period in 2016 primarily resulting from the disposition of the 2017 Disposed Hotels.

General and administrative expenses

General and administrative expenses increased by $1.1 million to $5.8 million during the year ended December 31, 2017 compared to $4.7 million for the same period in 2016 primarily resulting from an increase of $1.5 million for acquisition fees associated with the 2017 Acquired Hotels partially offset by lower asset management fees as a result of the disposition of the 2017 Disposed Hotels.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.6 million to $9.9 million during the year ended December 31, 2017 compared to $10.5 million for the same period in 2016 primarily resulting from the disposition of the 2017 Disposed Hotels.

Interest expense

Interest expense was $7.3 million during the year ended December 31, 2017 compared to $7.9 million for the same period in 2016. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and decreased during 2017 as a result of the repayment of mortgage indebtedness in connection with the disposition of the 2017 Disposed Hotels.

Interest and dividend income

Interest and dividend income decreased by $0.3 million to $1.0 million during the year ended December 31, 2017 compared to $1.3 million for the same period in 2016. The decrease is mainly due to lower interest income on our notes receivable – related party which were repaid in full during 2016.

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

Loss on sale of marketable securities

During the year ended December 31, 2017, we recognized an aggregate loss of $0.6 million related to the sale of $8.3 million of marketable securities compared to an aggregate loss of $0.2 million related the sale of $7.6 million of marketable securities during the same period in 2016.

Earnings from investment in unconsolidated affiliated entity

Our earnings from investment in unconsolidated affiliated entity during year ended December 31, 2017 was $0.2 million compared to $0.1 million for the same period in 2016. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone I in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Comparison of the year ended December 31, 2016 vs. December 31, 2015

Consolidated

Rental revenues

Rental revenues increased by $12.0 million to $83.4 million during the year ended December 31, 2016 compared to $71.4 million for the same period in 2015. Approximately $8.9 million of the increase is attributable to the timing of the acquisitions of the LVP REIT Hotels described above: (i) an aggregate of $2.8 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $6.1 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $3.1 million was attributable to the properties that we have owned and operated since prior to 2015 as a result of increased occupancy levels and higher average daily revenue rates.

Property operating expenses

Property operating expenses increased by $6.5 million to $52.6 million during the year ended December 31, 2016 compared to $46.1 million for the same period in 2015. Approximately $5.7 million of the increase is attributable to the timing of acquisitions of the LVP REIT Hotels: (i) an aggregate of $2.0 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $3.7 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $0.8 million was attributable to the properties that we have owned and operated since prior to 2015 and correlate to the increased occupancy levels.

Real estate taxes

Real estate taxes increased by $0.3 million to $3.0 million during the year ended December 31, 2016 compared to $2.7 million for the same period in 2015. Approximately $0.3 million of the increase is attributable to the timing of the acquisitions of the LVP REIT Hotels: (i) an aggregate of $0.2 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.1 million related to the 2nd Quarter 2015 Acquisitions. Real estate taxes on all of the properties that we have owned and operated since prior to 2015 were relatively flat.

General and administrative expenses

General and administrative decreased by $0.2 million to $4.7 million during the year ended December 31, 2016 compared to $4.9 million for the same period in 2015. The decrease is primarily because the 2015 period included acquisition costs related to the Joint Venture’s acquisition of the LVP REIT Hotels.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million to $10.5 million during the year ended December 31, 2016 compared to $8.9 million for the same period in 2015. Approximately $1.3 million of the increase is attributable to the timing of the acquisitions of the LVP REIT Hotels: (i) an aggregate of $0.5 million related to the 1st Quarter 2015 Acquisitions and (ii) an aggregate of $0.8 million related to the 2nd Quarter 2015 Acquisitions. The additional increase of approximately $0.3 million was attributable to capital improvements made to the properties that we have owned and operated since prior to 2015.

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

Earnings from investment in unconsolidated affiliated entity

Our earnings from investment in unconsolidated affiliated entity during the year ended December 31, 2016 was $107 compared to a loss of $136 for the same period in 2015. Our earnings from investment in unconsolidated affiliated entity are attributable to our ownership interest in Brownmill, LLC, which we account for under the equity method of accounting.

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

For the year ended December 31, 2017, our primary sources of funds were cash flows from our operations of $10.1 million, proceeds from our mortgage financings of $43.0 million, proceeds from our margin loan of $2.8 million, distributions from Brownmill of $0.9 million and the release of restricted escrows of $0.8 million.

Additionally, in connection with the disposition of the 2017 Disposed Hotels, during the third quarter of 2017 we received net proceeds of approximately $65.2 million, after the (i) repayment of certain mortgage indebtedness and related costs (ii) payment of closing costs and expenses and (iii) pro rations and other working capital adjustments and approximately $57.2 million of the net proceeds from the disposition of the Hotel Portfolio which were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. These funds were subsequently used in connection with the acquisitions of the Hyatt - New Orleans and Residence Inn - Needham during the fourth quarter of 2017.

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

We currently have mortgage indebtedness totaling $144.5 million and a margin loan of $6.6 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2017, our total borrowings aggregated $151.2 million which represented 76% of our net assets.

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

In addition to making investments in accordance with our investment objectives, we have used and expect to continue use our capital resources to make certain payments to our Advisor and our Property Managers during the various phases of our organization and operation. During our organizational and offering stage, these payments included payments to our dealer manager for selling commissions and the dealer manager fee, and payments to our Advisor for the reimbursement of organization and other offering costs.

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

The following table represents the fees incurred associated with the payments to our Advisor and its affiliates:

	2017	2016	2015
Acquisition fees	$936	$-	$-
Asset Management Fees	2,226	2,389	2,032
Development Fees	-	59	20
Total	$3,162	$2,448	$2,052

Pursuant to an advisory agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period.

During the years ended December 31, 2017, 2016 and 2015, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the year ended December 31, 2017 the Company paid approximately $0.2 million in fees to this title insurance agent, no amounts were paid during the years ended December 31, 2016 and 2015.

Summary of Cash Flows. The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows provided by operating activities	$10,093	$17,314	$17,011
Cash flows provided by/(used in) investing activities	9,203	8,927	(110,700)
Cash flows (used in)/provided by financing activities	(18,026)	(20,443)	63,568
Net change in cash and cash equivalents	1,270	5,798	(30,121)
Cash and cash equivalents, beginning of the year	43,179	37,381	67,502
Cash and cash equivalents, end of the year	$44,449	$43,179	$37,381

Our principal sources of cash flow were derived from cash flows from our operations and the disposition of investment properties (the 2017 Disposed Hotels). In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

Net cash flows provided by operating activities of $10.1 million for the year ended December 31, 2017 consists of the following:

•	cash inflows of approximately $10.8 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $9.2 million for the year ended December 31, 2017 consists primarily of the following:

•	net proceeds from the disposition of investment property of approximately $99.5 million;

•	net purchases of investment property of approximately $88.0 million (the 2017 Acquired Hotels);

•	release of $0.8 million of restricted escrows;

•	distributions from our investment in Brownmill of $0.9 million;;

•	capital expenditures of $3.1 million;

•	net purchases of marketable securities of $0.4 million; and

•	funding of deposits for real estate investments of $0.5 million.

Financing activities

The net cash used in financing activities of $18.0 million for the year ended December 31, 2017 consists primarily of the following:

•	debt principal payments $40.3 million;

•	net proceeds from mortgages payable of $42.3 million

•	distributions to our common shareholders of $15.0 million;

•	aggregate distributions to our noncontrolling interests of $7.1 million;

•	redemptions and cancellation of common stock of $2.1 million;

•	contributions of $1.4 million from noncontrolling interests; and

•	margin loan borrowings of $2.8 million.

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

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2016 we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the share repurchase program to all stockholders.

2017 Acquisitions and Dispositions and Related Debt Transactions

As discussed below, during July 2017, we sold a portfolio of seven limited service hotels (the “Hotel Portfolio”), which included four of the LVP REIT Hotels. The operating results of the Hotel Portfolio, which is also referred to herein as the “2017 Disposed Hotels”, are reflected in our operating results through their date of disposition. See “Disposition of limited service hotels” below for additional information). Additionally, during 2017, we acquired the Hyatt – New Orleans (November 2017), the Residence Inn – Needham (December 2017) and the Courtyard – Paso Robles (December 2017), which are collectively referred to herein as the “2017 Acquired Hotels”. The operating results of the 2017 Acquired Hotels are reflected in our operating results commencing with their respective dates of acquisition.

Disposition of limited service hotels

On July 14, 2017, certain wholly and majority owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and certain subsidiaries of Phoenix American Hospitality, LLC (the “Buyers”), all unaffiliated third parties, entered into a purchase and sale agreement (the “Hotel Portfolio Agreement”) pursuant to which the Sellers disposed of their respective membership interests in the Hotel Portfolio to the Buyers for a contractual sales price of $101.0 million on the same date.

The Hotel Portfolio, which had an aggregate of 778 rooms, was comprised of the following properties:

•	the Aloft – Rogers

•	the Fairfield Inn - Jonesboro;

•	the Courtyard - Baton Rouge;

•	the Residence Inn - Baton Rouge;

•	the TownePlace Suites - Metairie;

•	the TownePlace Suites - Fayetteville; and

•	the Hampton Inn - Fort Myers Beach.

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

The disposition of the Hotel Portfolio did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Hotel Portfolio are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition (July 14, 2017).

Hyatt – New Orleans

On November 6, 2017, the Company completed the acquisition of a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party, for an aggregate purchase price of approximately $32.0 million, less certain adjustments, paid in cash, and excluding closing and other related transaction costs. The acquisition was funded with cash on hand and cash that had been held in escrow by a qualified intermediary in connection with the disposition of the Hotel Portfolio.

On December 4, 2017, the Company subsequently entered into an $18.0 million non-recourse mortgage loan (the “Hyatt – New Orleans Mortgage Loan”) collateralized by the Hyatt – New Orleans. The Hyatt - New Orleans Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.14% and requires monthly interest payments through its stated maturity.

Residence Inn – Needham

On December 5, 2017, the Company completed the acquisition of a 132-room select service hotel located in Needham, Massachusetts (the “Residence Inn – Needham”) from an unrelated third party, for an aggregate purchase price of $41.0 million, less certain adjustments, paid in cash, and excluding closing and other related transaction costs. The acquisition was funded with cash on hand and cash that had been held in escrow by a qualified intermediary in connection with the disposition of the Hotel Portfolio.

On December 7, 2017, the Company subsequently entered into a $25.0 million non-recourse mortgage loan (the “Residence Inn – Needham Mortgage Loan”) collateralized by the Residence Inn – Needham. The Residence Inn – Needham Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.18% and requires monthly interest payments through its stated maturity.

Courtyard – Paso Robles

On December 14, 2017, the Company completed the acquisition of a 130-room select service hotel located in Paso Robles, California (the “Courtyard – Paso Robles”) from an unrelated third party, for an aggregate purchase price of approximately $26.4 million (the Company paid approximately $12.4 million in cash and assumed an existing $14.0 million non-recourse mortgage loan (the “Courtyard – Paso Robles Mortgage Loan”) collateralized by the Courtyard – Paso Robles), less certain adjustments and excluding closing and other related transaction costs. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments through its stated maturity. The fair value of the Courtyard – Paso Robles Mortgage Loan approximated its outstanding balance as of the date of assumption. The acquisition was funded with cash on hand.

We currently have one operating segment. As of December 31, 2017, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which we account for under the equity method of accounting.

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2017.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,524	$179	$43,187	$200	$211	$13,208	$144,509
Interest payments	5,553	3,093	3,127	753	742	670	13,938
Total	$93,077	$3,272	$46,314	$953	$953	$13,878	$158,447

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The margin loan bears interest at Libor plus 0.85% (2.42% as of December 31, 2017).

Pursuant to our debt agreements, approximately $5.2 million and $3.5 million was held in lender restricted escrow accounts as of December 31, 2017 and December 31, 2016, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of December 31, 2017, we were compliance with respect to all of our financial debt covenants other than the debt associated with our Revolving Loan Facility, secured by nine properties as discussed below.

During the fourth quarter of 2017, the Company did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by nine properties.  The lender provided the Company a waiver for this non-compliance for the testing period for the quarter ending December 31, 2017.

Additionally, the non-recourse Revolving Loan Facility (outstanding principal balance of $73.6 million as of December 31, 2017) that was initially scheduled to mature in January 2018 has been extended through April 2018 and we are currently working with the lender on refinancing the Revolving Loan Facility. In addition, our recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of December 31, 2017) and the Springhill Suites Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.7 million as of December 31, 2017) mature in August 2018. We intend to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

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

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$37,416	$6,242	$5,457
FFO adjustments:
Depreciation and amortization of real estate assets	9,867	10,496	8,867
Gain on disposition of real estate and other assets, net	(37,465)	-	-
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	502	579	637
Bargain purchase gain	-	-	-
FFO	10,320	17,317	14,961
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	1,478	10	490
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	(86)	(8)	(10)
Amortization of above or below market leases and liabilities(2)	-	-	-
Mark-to-market adjustments(3)	(56)	(38)	(58)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	638	161	(229)

MFFO	12,294	17,442	15,154
Straight-line rent(5)	-	-	-
MFFO - IPA recommended format(6)	$12,294	$17,442	$15,154

Net income	$37,416	$6,242	$5,457
Less: income attributable to noncontrolling interests	(1,156)	(297)	(144)
Net income applicable to company's common shares	$36,260	$5,945	$5,313
Net income per common share, basic and diluted	$1.98	$0.32	$0.29

FFO	$10,320	$17,317	$14,961
Less: FFO attributable to noncontrolling interests	(402)	(591)	(414)
FFO attributable to company's common shares	$9,918	$16,726	$14,547
FFO per common share, basic and diluted	$0.54	$0.90	$0.78

MFFO - IPA recommended format	$12,294	$17,442	$15,154
Less: MFFO attributable to noncontrolling interests	(405)	(591)	(429)
MFFO attributable to company's common shares	$11,889	$16,851	$14,725

Weighted average number of common shares outstanding, basic and diluted	18,295	18,496	18,629

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2017

FFO	$52,238
Distributions	$60,130

For the year ended December 31, 2017, we paid distributions of $14.9 million. FFO attributable to the Company's common shares for the year ended December 31, 2017 was $9.9 million and cash flow from operations was $10.1 million. For the year ended December 31, 2016, we paid distributions of $13.0 million. FFO attributable to the Company's common shares for the year ended December 31, 2016 was $16.7 million and cash flow from operations was $17.3 million. For the year ended December 31, 2015, we paid distributions of $12.3 million. FFO attributable to the Company's common shares for the year ended December 31, 2015 was $14.5 million and cash flow from operations was $17.0 million.

On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2017 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower our overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2017, we had one interest rate swap with an insignificant intrinsic value.

As of December 31, 2017, we held marketable equity securities with a fair value of $9.8 million, which are available for sale for general investment return purposes. We regularly review the market prices of our investments for impairment purposes. As of December 31, 2017, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.0 million.

The following table shows our estimated principal maturities during the next five years and thereafter as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,524	$179	$43,187	$200	$211	$13,208	$144,509

As of December 31, 2017, approximately $116.6 million, or 81%, of our debt, are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $1.2 million.

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to sponsor, and distributions payable approximated their fair values as of December 31, 2017 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$144,509	$144,942	$127,907	$128,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates for office space, local, regional and national economic conditions and changes in the creditworthiness of tenants which may affect our ability to obtain or refinance debt in the future. As of December 31, 2017, we had no off-balance sheet arrangements.

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

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2018

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2017	December 31, 2016

Assets
Investment property:
Land and improvements	$40,411	$44,137
Building and improvements	214,518	174,234
Furniture and fixtures	36,268	38,827
Construction in progress	329	675
Gross investment property	291,526	257,873
Less accumulated depreciation	(26,982)	(25,430)
Net investment property	264,544	232,443

Investment in unconsolidated affiliated entity	5,140	5,836
Cash and cash equivalents	44,449	43,179
Marketable securities, available for sale	9,778	8,738
Restricted escrows and deposits	5,724	3,488
Accounts receivable and other assets	5,337	4,189

Total Assets	$334,972	$297,873

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,790	$6,581
Margin loan	6,642	3,854
Mortgages payable, net	143,781	127,140
Due to related party	957	418
Distributions payable	3,211	3,248

Total liabilities	162,381	141,241

Commitments and contingencies (Note 12)

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,199 and 18,411 shares issued and outstanding in 2017 and 2016, respectively	182	184
Additional paid-in-capital	155,162	157,259
Accumulated other comprehensive loss	(211)	(1,456)
Accumulated surplus/(deficit)	1,771	(19,552)

Total Company stockholders' equity	156,904	136,435
Noncontrolling interests	15,687	20,197

Total Stockholders' Equity	172,591	156,632

Total Liabilities and Stockholders' Equity	$334,972	$297,873

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015

Rental revenues	$73,257	$83,421	$71,368

Expenses:
Property operating expenses	48,077	52,625	46,052
Real estate taxes	2,835	3,043	2,667
General and administrative costs	5,761	4,667	4,878
Depreciation and amortization	9,867	10,496	8,867

Total operating expenses	66,540	70,831	62,464

Operating income	6,717	12,590	8,904

Interest and dividend income	1,015	1,324	2,082
Loss on sale of marketable securities, available for sale	(638)	(161)	-
Interest expense	(7,308)	(7,887)	(5,664)
Other (expense)/income, net	(47)	269	271
Gain on disposition of real estate and other assets, net	37,465	-	-
Earnings from investment in unconsolidated affiliated entity	212	107	(136)

Net income	37,416	6,242	5,457

Less: net income attributable to noncontrolling interests	(1,156)	(297)	(144)

Net income applicable to Company's common shares	$36,260	$5,945	$5,313

Net income per Company's common share, basic and diluted	$1.98	$0.32	$0.29

Weighted average number of common shares outstanding, basic and diluted	18,295	18,496	18,629

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Net income	$37,416	$6,242	$5,457

Other comprehensive income/(loss):

Holding gain/(loss) on available for sale securities	607	847	(2,716)

Reclassification adjustment for loss included in net income	638	161	-
Other comprehensive income/(loss)	1,245	1,008	(2,716)
Comprehensive income	38,661	7,250	2,741

Less: Comprehensive income attributable to noncontrolling interests	(1,156)	(297)	(144)

Comprehensive income attributable to the Company's common shares	$37,505	$6,953	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional		Accumulated Other		Total	Total
	Common Stock		Paid-In	Subscription	Comprehensive		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Income/(Loss)	Accumulated Deficit	Interests	Equity

BALANCE, December 31, 2014	18,493	$185	$158,330	$(80)	$252	$(5,503)	$18,838	$172,022

Net income	-	-	-	-	-	5,313	144	5,457
Other comprehensive loss	-	-	-	-	(2,716)	-	-	(2,716)
Distributions declared	-	-	-	-	-	(12,339)	-	(12,339)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(641)	(641)
Contributions from noncontrolling interests	-	-	-	-	-	-	2,284	2,284
Proceeds from offering	-	-	-	80	-	-	-	80
Other offering costs	-	-	10	-	-	-	-	10
Redemption and cancellation of shares	(89)	(1)	(857)	-	-	-	-	(858)
Shares issued from distribution reinvestment program	182	2	1,721	-	-	-	-	1,723
Acquisition of noncontrolling interest in a subsidiary	-	-	(238)	-	-	-	(629)	(867)

BALANCE, December 31, 2015	18,586	$186	$158,966	$-	$(2,464)	$(12,529)	$19,996	$164,155

Net income	-	-	-	-	-	5,945	297	6,242
Other comprehensive income	-	-	-	-	1,008	-	-	1,008
Distributions declared	-	-	-	-	-	(12,968)	-	(12,968)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(106)	(106)
Contributions from noncontrolling interests	-	-	-	-	-	-	10	10
Redemption and cancellation of shares	(175)	(2)	(1,707)	-	-	-	-	(1,709)

BALANCE, December 31, 2016	18,411	$184	$157,259	$-	$(1,456)	$(19,552)	$20,197	$156,632

Net income	-	-	-	-	-	36,260	1,156	37,416
Other comprehensive income	-	-	-	-	1,245	-	-	1,245
Distributions declared	-	-	-	-	-	(14,937)	-	(14,937)
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(7,086)	(7,086)
Contributions from noncontrolling interests	-	-	-	-	-	-	1,420	1,420
Redemption and cancellation of shares	(212)	(2)	(2,097)	-	-	-	-	(2,099)

BALANCE, December 31, 2017	18,199	$182	$155,162	$-	$(211)	$1,771	$15,687	$172,591

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,416	$6,242	$5,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,867	10,496	8,867
Amortization of deferred financing costs	590	665	516
Loss on sale of marketable securities, available for sale	638	161	-
Gain on disposition of real estate and other assets, net	(37,465)	-	-
Earnings from investment in unconsolidated affiliated entity	(212)	(107)	136
Other non-cash adjustments	6	91	72
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(1,180)	(169)	673
(Decrease)/increase in accounts payable and other accrued expenses	(106)	(80)	1,086
Increase in due to related party	539	15	204

Net cash provided by operating activities	10,093	17,314	17,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(91,084)	(4,747)	(99,440)
Purchase of marketable securities, net of margin loan	(8,719)	-	-
Purchase of noncontrolling interest in a subsidiary	-	-	(867)
Proceeds from sale of marketable securities	8,285	7,573	-
Proceeds from sale of investment property	99,472
Issuance of notes receivable from related party	-	(24,200)	(20,200)
Collections on note receivable from related party	-	26,255	18,145
Release/(funding) of restricted escrows, net	842	3,755	(5,685)
Deposits for investment in real estate	(500)
Contributions to unconsolidated affiliated entity	-	-	(2,653)
Distributions from unconsolidated affiliated entity	907	291	-

Net cash provided by/(used in) investing activities	9,203	8,927	(110,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	43,000	-	74,230
Payment on mortgages payable	(40,398)	(1,917)	(1,008)
Payment of loan fees and expenses	(677)	-	(1,691)
Proceeds/(payments) on margin loan, net	2,788	(3,723)	1,762
Proceeds from issuance of common stock	-	-	80
Payment of commissions and offering costs	-	-	(116)
Redemption and cancellation of common shares	(2,099)	(1,709)	(858)
Contribution from noncontrolling interests	1,420	10	2,175
Distributions to noncontrolling interests	(7,086)	(106)	(641)
Distributions to common stockholders	(14,974)	(12,998)	(10,365)

Net cash (used in)/provided by financing activities	(18,026)	(20,443)	63,568

Net change in cash and cash equivalents	1,270	5,798	(30,121)
Cash and cash equivalents, beginning of year	43,179	37,381	67,502

Cash and cash equivalents, end of year	$44,449	$43,179	$37,381

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

We currently have one operating segment. As of December 31, 2017, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC (“Brownmill”), which we account for under the equity method of accounting.

Structure

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of the Company’s sponsor, The Lightstone Group, LLC (the ‘‘Sponsor’’). The Company’s Advisor, together with its board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Mr. Lichtenstein is the indirect owner of the Company’s Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company does not have and will not have any employees that are not also employed by its Sponsor or its affiliates. The Company depends substantially on its Advisor, which generally has responsibility for its day-to-day operations. Under the terms of an advisory agreement, the Advisor also undertakes to use its commercially reasonable best efforts to present to the Company investment opportunities consistent with its investment policies and objectives as adopted by the Company’s Board of Directors.

The Advisor has affiliated property managers (the “Property Managers”) that are related parties, which may manage certain of the properties the Company acquires. The Company also uses other unaffiliated third-party property managers, principally for the management of its hospitality properties.

The Company’s distribution reinvestment plan (the “DRIP”) Registration Statement on Form S-3D was filed with the U.S. Securities and Exchange Commission and became effective under the Securities Act of 1933 on September 26, 2014. On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash. As of December 31, 2017, 5.9 million shares remained available for issuance under the DRIP.

As of December 31, 2017, the Advisor owned 20,000 shares of common stock of Lightstone REIT II which were issued on May 20, 2008 for $200, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 2017, the Company held a 99% general partnership interest in the Operating Partnership’s common units.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of its follow-on offering (the “Follow-On Offering”), which was terminated on September 27, 2014, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interest – Partners of Operating Partnership

The noncontrolling interests consist of (i) parties that hold units in the Operating Partnership, (ii) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I, (see Note 3) and (iii) the membership interests held by minority owners of certain of our hotels.

During 2015, the Company paid an aggregate of $0.9 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, the TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites – Metairie and as a result, owned 100.0% of these select service hotels. As disclosed in Note 4, on July 14, 2017, the Company subsequently disposed of the Fairfield Inn– Jonesboro, the TownePlace Suites – Fayetteville, and the TownePlace Suites – Metairie.

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at the Company’s option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

From the Company’s inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by the Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. See Note 5 for additional information.

Operations - Operating Partnership Activity

The Operating Partnership commenced its operations on October 1, 2009. Since then the Company has acquired and/or may continue to acquire and operate commercial, residential and hospitality properties, and make real estate-related investments, principally in North America through its Operating Partnership. The Company’s current holdings consist of retail (primarily multi-tenanted shopping centers) and lodging properties. All of the Company’s properties have been and will continue to be acquired and operated by the Company alone or jointly with others. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2017, the Company had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities and depreciable lives of long-lived assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary are accounted for using the equity method. Investments in other real estate entities where the Company has virtually no influence are accounted for using the cost method.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash equivalents are held in commercial paper and money market funds.

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:

Cash paid for interest	$6,645	$7,155	$4,683
Distributions declared	$14,937	$12,968	$12,339
Value of shares issued from distribution reinvestment program	$-	$-	$1,723
Mortgage assumed for acquisition	$14,000	$-	$32,841
Non controlling interest assumed for acquisition	$-	$-	$656
Unrealized (loss)/gain in available for sale securities	$607	$1,071	$(2,716)
Purchase of loan receivable	$-	$-	$547
Non-cash purchase of investment property	$-	$-	$521
Restricted escrow deposits and related liability initially established related to assumption of mortgage payable	$2,578	$-	$-

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revenue Recognition

Rental revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Accounts Receivable

The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate, the fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired. Fees incurred related to acquisitions will be expensed as incurred and recorded in general and administrative costs in the consolidated statements of operations. Transaction costs incurred related to the Company’s investment in unconsolidated affiliated entities, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company will evaluate the existence of goodwill or a gain from a bargain purchase and will allocate the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2017 and 2016, the Company did not recognize any impairment charges.

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

Deferred Costs

Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from the related debt in the consolidated balance sheets.

Investment in Unconsolidated Affiliated Entity

The Company evaluates its investments in other entities for consolidation.  The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the investment qualifies for consolidation.

The Company accounts for its investments in unconsolidated affiliated entities using the equity or cost method of accounting, as appropriate. Under the equity method, the investment is recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. The earnings of each investor is allocated in accordance with the provisions of the applicable operating agreements of the entities.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated affiliated entities are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investment in unconsolidated affiliated entity.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

On a quarterly basis, the Company assesses whether the value of the investments in unconsolidated affiliated entities has been impaired.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.  Management’s estimate of fair value for each investment is based on a number of assumptions that are subject to economic and market uncertainties.  As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated by management in the impairment analysis may not be realized. Any decline that is not considered temporary will result in the recording of an impairment charge. Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, the Company had no material uncertain income tax positions.

Additionally, even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted escrows and deposits, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values as of December 31, 2017 and 2016 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$144,509	$144,942	$127,907	$128,052

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. Upon adoption of this guidance, the Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

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

In August 2016, the FASB issued an accounting standards update which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees.  This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In January 2016, the FASB issued an accounting standards update that generally requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new guidance must be applied using a modified-retrospective approach and is effective for periods beginning after December 15, 2017 and early adoption is not permitted. If the Company had adopted this standard during the years presented, it would have resulted in an increase/(decrease) to net income of approximately $1.2 million, $1.0 million and ($2.7 million) for the years ended December 31, 2017, 2016 and 2015, respectively.

In May 2014, the FASB issued an accounting standards update that provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company has evaluated each of its revenue streams under the new model. Based on its assessment, the adoption of this standard will not materially affect the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary amenities. The Company will adopt this standard beginning on January 1, 2018 using the modified retrospective approach and is evaluating disclosure requirements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

Reclassifications

Certain prior period amounts may have been reclassified to conform to the current year presentation.

3.	Acquisitions

Hyatt – New Orleans

On November 6, 2017, the Company completed the acquisition of a 170-room select service hotel located in New Orleans, Louisiana (the “Hyatt – New Orleans”) from an unrelated third party, for an aggregate purchase price of approximately $32.0 million, less certain adjustments, paid in cash, and excluding closing and other related transaction costs. The acquisition was funded with cash on hand and cash that had been held in escrow by a qualified intermediary in connection with the sale of a portfolio of seven hotels in July 2017 (see Note 4). In connection with the acquisition, the Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, or approximately $0.3 million.

On December 4, 2017, the Company subsequently entered into an $18.0 million non-recourse mortgage loan (the “Hyatt – New Orleans Mortgage Loan”) collateralized by the Hyatt – New Orleans. The Hyatt - New Orleans Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.14% and requires monthly interest payments through its stated maturity.

The acquisition of the Hyatt – New Orleans was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Hyatt – New Orleans has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $2.0 million was allocated to land and improvements, $27.4 million was allocated to building and improvements, and $2.6 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Hyatt – New Orleans was approximately 7.3% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended June 30, 2017. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Residence Inn – Needham

On December 5, 2017, the Company completed the acquisition of a 132-room select service hotel located in Needham, Massachusetts (the “Residence Inn – Needham”) from an unrelated third party, for an aggregate purchase price of $41.0 million, less certain adjustments, paid in cash, and excluding closing and other related transaction costs. The acquisition was funded with cash on hand and cash that had been held in escrow by a qualified intermediary in connection with the sale of a portfolio of seven hotels in July 2017 (see Note 4). In connection with the acquisition, the Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, or approximately $0.4 million.

On December 7, 2017, the Company subsequently entered into a $25.0 million non-recourse mortgage loan (the “Residence Inn – Needham Mortgage Loan”) collateralized by the Residence Inn – Needham. The Residence Inn – Needham Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.18% and requires monthly interest payments through its stated maturity.

The acquisition of the Residence Inn – Needham was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition of the Residence Inn – Needham has been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $4.0 million was allocated to land and improvements, $35.3 million was allocated to building and improvements, and $1.7 million was allocated to furniture and fixtures and other assets.

The capitalization rate for the acquisition of the Residence Inn – Needham was approximately 8.4% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended July 31, 2017. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Courtyard – Paso Robles

On December 14, 2017, the Company completed the acquisition of a 130-room select service hotel located in Paso Robles, California (the “Courtyard – Paso Robles”) from an unrelated third party, for an aggregate purchase price of approximately $26.4 million (the Company paid approximately $12.4 million in cash and assumed an existing $14.0 million non-recourse mortgage loan (the “Courtyard – Paso Robles Mortgage Loan”) collateralized by the Courtyard – Paso Robles), less certain adjustments and excluding closing and other related transaction costs. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments through its stated maturity. The fair value of the Courtyard – Paso Robles Mortgage Loan approximated its outstanding balance as of the date of assumption. The acquisition was funded with cash on hand. In connection with the acquisition, the Advisor received an acquisition fee equal to 0.95% of the contractual purchase price, or approximately $0.3 million.

The acquisition of the Courtyard – Paso Robles was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid and liabilities assumed by the Company to complete the acquisition of the Hyatt – New Orleans have been allocated to the assets acquired based upon their fair values as of the date of the acquisition. There was no contingent consideration related to this acquisition. Approximately $3.4 million was allocated to land and improvements, $21.1 million was allocated to building and improvements, and $1.9 million was allocated to furniture and fixtures and other assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The capitalization rate for the acquisition of the Courtyard – Paso Robles was approximately 9.0% (“unaudited”). We calculate the capitalization rate for a real property by dividing net operating income of the property by the purchase price of the property, excluding costs. For purposes of this calculation, net operating income was based upon the twelve-month period ended August 31, 2017. Additionally, net operating income is all gross revenues from the property less all operating expenses, including property taxes and management fees but excluding depreciation.

Joint Venture

During 2015, the Company formed a joint venture (the “Joint Venture”) with Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a real estate investment trust also sponsored by its Sponsor. In a series of transactions discussed below that occurred during 2015, the Joint Venture acquired Lightstone I’s membership interests in a portfolio of 11 hotel hospitality properties (the “LVP REIT Hotels”) for aggregate consideration of approximately $124.1 million. The Advisor elected to waive the acquisition fee associated with this transaction.

The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. The Company is the managing member. Each member receives distributions and makes capital contributions based upon its respective ownership percentage, as required.

On January 29, 2015, the Company, through the Joint Venture, completed the acquisition of Lightstone I’s 100.0% membership interests in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels, for an aggregate acquisition price of approximately $64.6 million (the Company $63.0 million and Lightstone I $1.6 million), excluding closing and other related transaction costs. The five limited service hotels included in the Hotel I Portfolio are as follows:

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

As a result, the Company, through the Joint Venture, completed the acquisition of all of the LVP REIT Hotels.

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

On July 14, 2017, the Joint Venture, disposed of its membership interests in the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge. A portion of the proceeds from the disposition were used towards the repayment of associated mortgage indebtedness and related costs (See Note 4 and Note 8).

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the LVP REIT Hotels, the Courtyard – Paso Robles, the Residence Inn – Needham and the Hyatt – New Orleans since their respective dates of acquisition for the periods indicated: (The Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, which were included in the LVP REIT Hotels, were disposed of on July 14, 2017)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

	For the Years Ended December 31,
	2017	2016	2015
Rental revenue	$34,380	$40,085	$30,155
Net income(1)	$16,051	$3,713	$3,902

Net income for the year ended December 31, 2017 includes a gain on the disposition of real estate and other assets, net of $16.4 million from the disposition of the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, were included in the LVP REIT Hotels and disposed of on July 14, 2017.

The following table provides unaudited pro forma results of operations for the periods indicated, as if the LVP REIT Hotels, the Courtyard – Paso Robles, the Residence Inn – Needham and the Hyatt – New Orleans had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	For the Years Ended December 31,
	2017	2016	2015
Pro forma rental revenue (1)	$95,242	$106,322	$101,672
Pro forma net income per Company's common share	$38,911	$8,873	$8,935
Pro forma net income per Company's common share, basic and diluted	$2.13	$0.48	$0.48

(1) The Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge, which were included in the LVP REIT Hotels, were disposed of on July 14, 2017.

4.	Disposition of limited service hotels

On July 14, 2017, certain wholly and majority owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and certain subsidiaries of Phoenix American Hospitality, LLC (the “Buyers”), all unaffiliated third parties, entered into a purchase and sale agreement (the “Hotel Portfolio Agreement”) pursuant to which the Sellers disposed of their respective membership interests in a portfolio of seven limited service hotels (the “Hotel Portfolio”) to the Buyers for a contractual sales price of $101.0 million on the same date.

The Hotel Portfolio, which had an aggregate of 778 rooms, was comprised of the following properties:

•	the Aloft – Rogers;
•	the Fairfield Inn - Jonesboro;
•	the Courtyard - Baton Rouge;
•	the Residence Inn - Baton Rouge;
•	a TownePlace Suites by Marriott located in Harahan, Louisiana (the “TownePlace Suites - Metairie”);
•	a TownePlace Suites by Marriott located in Johnson/Springdale, Arkansas (the “TownePlace Suites - Fayetteville”); and
•	a Hampton Inn & Suites located in Fort Myers Beach, Florida (the “Hampton Inn - Fort Myers Beach”).

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

Additionally, in connection with the disposition of the Hotel Portfolio, approximately $34.6 million of the proceeds were used towards the repayment of associated mortgage indebtedness and related costs (See Note 8).

Additionally, approximately $57.2 million of the proceeds from the disposition of the Hotel Portfolio were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. These funds were subsequently used in connection with the acquisitions of the Hyatt – New Orleans and Residence Inn – Needham during the fourth quarter of 2017 (see Note 3).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The disposition of the Hotel Portfolio did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Hotel Portfolio are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

5.	Investment in Unconsolidated Affiliated Entity

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

			As of
Entity	Date of Ownership	Ownership %	December 31, 2017	December 31, 2016
Brownmill	Various	48.58%	$5,140	$5,836

Brownmill

During 2010, 2011 and 2012, the Company entered into five separate contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% equity interest (34.4%, 5.6% and 8.6% in 2010, 2011 and 2012, respectively) in exchange for the Company issuing an aggregate of 48 units (33, 6 and 9 in 2010, 2011 and 2012, respectively) of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million, of which $3.3 million, $0.6 million and $0.9 million were in 2010, 2011 and 2012, respectively), to Lightstone SLP II LLC.

As of December 31, 2017, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. Accordingly, the Company’s portion of Brownmill’s total indebtedness is not included in the investment. During the years ended December 31, 2017, 2016 and 2015, Brownmill made distributions of $1.9 million, $595 and $0 to its members, of which the Company’s share was $907, $291 and $0.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Revenue	$3,521	$3,596	$3,644

Property operating expenses	1,491	1,592	1,596
Depreciation and amortization	749	846	904

Operating income	1,281	1,158	1,144

Interest expense and other, net	(563)	(590)	(1,018)
Net income	$718	$568	$126
Company's share of net income	$349	$276	$61
Additional depreciation and amortization expense (1)	(137)	(169)	(197)
Company's earnings from investment	$212	$107	$(136)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	December 31, 2017	December 31, 2016

Real estate, at cost (net)	$14,697	$15,273
Cash and restricted cash	727	1,412
Other assets	1,388	1,269
Total assets	$16,812	$17,954

Mortgage payable	$14,485	$14,519
Other liabilities	523	482
Members' deficiency	1,804	2,953
Total liabilities and members' deficiency	$16,812	$17,954

6.	Marketable Securities and Fair Value Measurements

Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$9,989	$-	$(211)	$9,778

	As of December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities	$10,194	$-	$(1,456)	$8,738

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (2.42% at December 31, 2017).

During the year ended December 31, 2017, the Company sold equity securities with a cost basis of approximately $8.9 million for aggregate gross proceeds of approximately $8.3 million and realized aggregate losses of approximately $0.6 million. During the year ended December 31, 2016, the Company sold equity securities with a cost basis of approximately $7.8 million for aggregate gross proceeds of approximately $7.6 million and realized aggregate losses of approximately $0.2 million.

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2017 and 2016, the Company did not recognize any impairment charges.

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

As of December 31, 2017 and 2016 all of the Company’s equity securities were classified as Level 1 assets and there were no transfers between the level classifications. The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

7.	Notes Receivable from Related Party

The Company had entered into various revolving promissory notes (collectively, the “Notes Receivable from Related Party”) with the operating partnership of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”), a REIT also sponsored by the Company’s Sponsor as discussed below. During the year ended December 31, 2016, the Company recorded interest income (included in interest and dividend income in the consolidated statements of operations) of $606 (including origination fees of $277) on the Notes Receivable from Related Party.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

8.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average
Description	Interest Rate	Interest Rate as of December 31, 2017	Maturity Date	Amount Due at Maturity	As of December 31, 2017	As of December 31, 2016

Promissory Note, secured by two properties	4.94%	4.94%	August 2018	$6,546	$6,653	$22,688

Revolving Loan, secured by nine properties	LIBOR + 4.95%	6.16%	April 2018	73,616	73,616	73,616

Courtyard - Parsippany	LIBOR + 3.50%	4.56%	August 2018	7,126	7,240	7,431

Hyatt – New Orleans	LIBOR + 3.75% (subject to a 5.14% floor)		December 2020	18,000	18,000	-

Residence Inn – Needham	LIBOR + 3.75% (subject to a 5.18% floor)		December 2020	25,000	25,000	-

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	14,000	-

Residence Inn - Baton Rouge		(Repaid in full on July 14, 2017)		-	-	3,640

Promissory Note, secured by three properties		(Repaid in full on July 14, 2017)		-	-	14,610

Courtyard - Baton Rouge		(Matured and repaid in full on May 1, 2017)		-	-	5,922

Total mortgages payable		5.66%		$143,310	$144,509	$127,907

Less: Deferred financing costs					(728)	(767)

Total mortgages payable, net					$143,781	$127,140

The Company’s mortgage loan secured by the Courtyard – Baton Rouge matured on May 1, 2017 and the outstanding principal balance of $5.9 million was repaid in full with cash on hand.

On July 14, 2017, the Company used approximately $34.6 million of the proceeds from the disposition of a portfolio of seven limited service hotels (See Note 4) towards the repayment of associated mortgage indebtedness and related costs as follows:

•	Approximately $14.9 million of the proceeds were used to repay in full the Promissory Note, secured by three properties, with an outstanding principal balance of $14.4 million and defeasance and other costs totaling $0.5 million. The Promissory Note was scheduled to mature in August 2018.
•	Approximately $16.1 million of the proceeds were used to partially paydown by $15.6 million the Promissory Note with an outstanding principal balance of $22.4 million to $6.8 million and defeasance and other costs totaling $0.5 million. The Promissory Note was cross-collateralized by four hotel properties; including the TownePlace Suites – Metairie and the TownePlace Suites - Fayetteville which were released from the collateral pool in connection with the partial paydown. As a result, the Promissory Note is now secured by two properties; the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock. The Promissory Note (outstanding principal balance of $6.7 million as of December 31, 2017) has a maturity date of August 6, 2018, bears interest at 4.94%, and requires monthly principal and interest payments of approximately $142 through its stated maturity.
•	Approximately $3.6 million of the proceeds were used to fully repay a mortgage loan with an outstanding principal balance of $3.6 million which was secured by the Residence Inn – Baton Rouge. The mortgage loan was scheduled to mature in November 2018.

Revolving Credit Facility

In January 2015, the Company, through two wholly owned subsidiaries, entered into the Revolving Credit Facility. The Revolving Credit Facility bears interest at Libor plus 4.95% and provides a line of credit over the next three years, with two, one-year options to extend solely at the discretion of the lender. The Revolving Credit Facility may be accelerated upon the occurrence of customary events of default. Interest is payable monthly and the entire unpaid principal balance is due upon expiration of the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company may designate properties as collateral that allow the Company to borrow up to a 65.0% loan-to-value ratio of the properties. As of December 31, 2017, the Revolving Credit Facility was secured by nine hotels and provided for maximum advances up to $75.0 million, of which $73.6 million was drawn and outstanding (referred to as the “Revolving Loan”).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Hyatt – New Orleans Mortgage Loan

On December 4, 2017, the Company entered into an $18.0 million non-recourse mortgage loan collateralized by the Hyatt – New

Orleans. The Hyatt - New Orleans Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.14% and requires monthly interest payments through its stated maturity.

Residence Inn – Needham Mortgage Loan

On December 7, 2017, the Company entered into a $25.0 million non-recourse mortgage loan collateralized by the Residence Inn – Needham. The Residence Inn – Needham Mortgage Loan matures in December 2020, bears interest at Libor plus 3.75% subject to a floor of 5.18% and requires monthly interest payments through its stated maturity.

Courtyard – Paso Robles Mortgage Loan

In connection with the acquisition of the the Courtyard – Paso Robles, the Company assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments through its stated maturity. The fair value of the Courtyard – Paso Robles Mortgage Loan approximated its outstanding balance as of the date of assumption.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,524	$179	$43,187	$200	$211	$13,208	$144,509

Less: Deferred financing costs							(728)

Total principal maturiteis, net							$143,781

Debt Compliance

Pursuant to the Company’s debt agreements, approximately $5.2 million and $3.5 million were held in restricted escrow accounts as of December 31, 2017 and 2016, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of December 31, 2017, the Company was in compliance with respect to all of its financial debt covenants other than the debt associated with the Revolving Loan, secured by nine properties as discussed below.

During the fourth quarter of 2017, the Company did not meet certain financial covenants on the non-recourse Revolving Credit Facility, secured by nine properties.  The lender provided the Company a waiver for this non-compliance for the testing period for the quarter ending December 31, 2017.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, the non-recourse Revolving Credit Facility (outstanding principal balance of $73.6 million as of December 31, 2017) that was initially scheduled to mature in January 2018 has been extended through April 2018 and the Company is currently working with the lender on refinancing the Revolving Credit Facility. In addition, the Company’s recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of December 31, 2017) and the Springhill Suites Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.7 million as of December 31, 2017) mature in August 2018. The Company intends to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

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

Distributions and Share Repurchase Program

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Distributions are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our Board of Directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions from borrowings if we do not generated sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Total distributions declared during the years ended December 31, 2017, 2016 and 2015 were $14.9 million, $13.0 million and $12.3 million, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, on February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2016 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

On March 15, 2018, our Board of Directors declared the quarterly distribution for the three-month period ended March 31, 2018 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2018.

The amount of distributions to be paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2016, we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 100% of redemption requests received during the period, at an average price per share of $9.91 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

10.	Noncontrolling Interests

The noncontrolling interests consist of (i) parties that hold units in the Operating Partnership (ii) membership interests held by Lightstone I in the Joint Venture (see Note 3) and (iii) the membership interests held by minority owners of certain of our hotels. The units include Subordinated Profits Interests, limited partner units, and Common Units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 include (i) the 200 limited partner units held by the Advisor and (ii) 177 Subordinated Profits Interests units held by Lightstone SLP II LLC.

During 2015, the Company paid an aggregate $0.6 million for the remaining membership interests held by minority owners of the Fairfield Inn– Jonesboro, the TownePlace Suites – Fayetteville, the TownePlace Suites – Little Rock and the TownePlace Suites – Metairie and as a result, owned 100.0% of these hotels. As disclosed in Note 4, on July 14, 2017, we disposed of the Fairfield Inn– Jonesboro, the TownePlace Suites – Fayetteville, and the TownePlace Suites – Metairie.

Share Description

See Note 1 for a discussion of rights related to the Subordinated Profits Interests. The limited partner and Common Units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

11.	Related Party and Other Transactions

The Company has agreements with the Advisor and Property Managers to pay certain fees, as follows, in exchange for services performed by these entities and other related party entities. The Company’s ability to secure financing and subsequent real estate operations are dependent upon its Advisor, Property Managers and their affiliates to perform such services as provided in these agreements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fees	Amount

Acquisition Fee	The Advisor will be paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor will also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Residential/Retail/Hospitality

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

Lightstone SLP II, LLC has purchased Subordinated Profits Interests in the Operating Partnership. These Subordinated Profits Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid through December 31, 2016. However, in connection with the Board of Directors declaration of the Catch-Up Distribution on February 28, 2017, it also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. For the year ended December 31, 2017, distributions on the Subordinated Profits Interests of $0.9 million were declared and paid. Since inception through December 31, 2017, cumulative Subordinated Profits Interests distributions declared and paid were $5.1 million. Any future distributions at a 7% annualized rate of return to Lightstone SLP II, LLC will always be subordinated until stockholders receive a stated preferred return, as described below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor and its affiliates for the periods:

	2017	2016	2015
Acquisition fees	$936	$-	$-
Asset management fees	2,226	2,389	2,032
Development fees	-	59	20

Total	$3,162	$2,448	$2,052

As of December 31, 2017, the Company owns a 48.6% membership interest in Brownmill. Affiliates of the Company’s Sponsor are the majority owners and manager of Brownmill. See Note 5.

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. The Company paid approximately $159 in fees to this title insurance agent during the year ended December 31, 2017 and no amounts were paid during the years ended December 31, 2016 and 2015.

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

Franchise Agreements

As of December 31, 2017, the Company’s hotels operated pursuant to franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as property operating expenses in the consolidated statements of operations.

The franchise agreements are for terms ranging from 15 years to 20 years, expiring between 2025 and 2037.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST, INC II. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

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

13.	Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016:

	2017
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,
Total revenue	$73,257	$15,654	$15,353	$21,644	$20,606
Operating income/(loss)	$6,717	$(763)	$927	$3,629	$2,924
Net income/(loss)	$37,416	$(2,340)	$37,070	$1,871	$815
Less income attributable to noncontrolling interests	$(1,156)	$(3)	$(1,038)	$(73)	$(42)
Net income/(loss) applicable to Company's common shares	$36,260	$(2,343)	$36,032	$1,798	$773
Net income/(loss) per common share, basic and diluted	$1.98	$(0.13)	$1.97	$0.10	$0.04

	2016
	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31,	December 31,	September 30,	June 30,	March 31,

Total revenue	$83,421	$19,986	$22,195	$21,351	$19,889
Operating income	$12,590	$2,328	$4,003	$3,924	$2,335
Net income	$6,242	$580	$2,265	$2,396	$1,001
Less (income)/loss attributable to noncontrolling interests	(297)	(114)	(111)	(75)	3
Net income applicable to Company's common shares	$5,945	$466	$2,154	$2,321	$1,004
Net income per common share, basic and diluted	$0.32	$0.03	$0.12	$0.13	$0.05

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance(B)	Land	Buildings and Improvements and Furniture and Fixtures	Net Costs Capitalized & Impairments Subsequent to Acquisition	Land and Improvements	Buildings and Improvements and Furniture and Fixtures	Total(C)	Accumulated Depreciation (D)	Date Acquired	Depreciable Life (E)

SpringHill Suites Hotel(1)
Peabody, MA	$6,639	$2,126	$10,624	$3,423	$2,188	$13,985	$16,173	$(4,624)	7/13/2012	(D)

Fairfield Inn
East Rutherford, NJ	-	2,945	8,743	5,676	3,068	14,296	17,364	(3,556)	12/31/2012	(D)

TownePlace Suites Hotel(1)
Little Rock, AR	-	1,037	5,220	1,079	1,045	6,291	7,336	(1,432)	6/18/2013	(D)

Vacant Lot
Philadelphia, PA	-	2,000	-	-	2,000	-	2,000	-	12/17/2014	(D)

Courtyard Marriott
Parsippany, NJ	7,221	2,690	14,310	704	2,837	14,867	17,704	(2,198)	2/11/2015	(D)

Holiday Inn Express Hotel
Auburn, AL	-	817	7,241	140	817	7,381	8,198	(1,112)	6/10/2015	(D)

Hyatt Place
New Orleans, LA	17,792	1,957	30,043	-	1,957	30,043	32,000	(181)	11/6/2017	(D)

Residence Inn
Needham, MA	24,769	4,017	36,757	-	4,017	36,757	40,774	(100)	12/5/2017	(D)

Courtyard Marriott
Paso Robles, CA	13,777	3,410	22,940	-	3,410	22,940	26,350	(71)	12/14/2017	(D)

Total	$70,198	$20,999	$135,878	$11,022	$21,339	$146,560	$167,899	$(13,274)

Revolving Credit Facility(2):
Holiday Inn Express Hotel
Opelika, AL	$-	$999	$5,871	$233	$999	$6,104	$7,103	$(902)	4/1/2014	(D)

Aloft Tucson University Hotel
Tucson, AZ	-	1,860	17,140	183	1,860	17,323	19,183	(2,807)	4/8/2014	(D)

Aloft Philadelphia Airport Hotel
Philadelphia, PA	-	2,595	11,805	1,855	2,595	13,660	16,255	(1,638)	12/17/2014	(D)

Four Points by Sheraton Hotel
Philadelphia, PA	-	3,267	5,733	3,618	3,278	9,340	12,618	(1,220)	12/17/2014	(D)

Courtyard Marriott
Willoughby, OH	-	1,177	10,823	256	1,202	11,054	12,256	(1,596)	1/29/2015	(D)

Fairfield Inn & Suites
Des Moines, IA	-	1,648	6,852	303	1,672	7,131	8,803	(1,148)	1/29/2015	(D)

SpringHill Suites
Des Moines, IA	-	1,495	7,905	203	1,512	8,091	9,603	(1,219)	1/29/2015	(D)

Hampton Inn Hotel
Miami, FL	-	3,571	15,629	1,406	3,571	17,035	20,606	(1,649)	1/29/2015	(D)

Hampton Inn Hotel
Ft Lauderdale, FL	-	2,383	13,117	1,700	2,383	14,817	17,200	(1,529)	1/29/2015	(D)

Unallocated	73,583	-	-	-	-	-	-	-		(D)

Total	$73,583	$18,995	$94,875	$9,757	$19,072	$104,555	$123,627	$(13,708)

Grand Total	$143,781	$39,994	$230,753	$20,779	$40,411	$251,115	$291,526	$(26,982)

(1) - The Company's Promissory Note is cross-collateralized by two hotels.

(2) - The Company's Revolving Credit Facility is cross-collateralized by nine hotels.

Notes to Schedule III:

(A) The initial cost to the Company represents the original purchase price of the property, including (i) bargain purchase gains recorded in connection with the acquisition and (ii) amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B) Net of debt origination costs.

(C) Reconciliation of total real estate owned:

	For the years ended December 31,
Reconciliation of total real estate owned:	2017	2016	2015

Balance at beginning of year	$257,873	$253,646	$120,790
Acquisitions, at cost	99,124	-	123,939
Improvements	3,000	4,227	8,917
Disposals	(68,471)	-	-

Balance at end of year	$291,526	$257,873	$253,646

(D) Reconciliation of accumulated depreciation:

	For the years ended December 31,
Reconciliation of accumulated depreciation:	2017	2016	2015

Balance at beginning of year	$25,430	$14,959	$6,111
Depreciation expense	9,849	10,471	8,848
Disposals	(8,297)	-	-

Balance at end of year	$26,982	$25,430	$14,959

(E) Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-39 years
Furniture and fixtures	5-10 years

PART II. CONTINUED:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2017 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

 Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION:

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2018 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since
David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors	2018	2008

Edwin J. Glickman	85	Director	2018	2008

George R. Whittemore	68	Director	2018	2008

Dov Gertzulin	39	Director	2018	2015

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

GEORGE R. WHITTEMORE  is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director and Chairman of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore  previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2018 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	57	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	65	President and Chief Operating Officer

Joseph Teichman	44	General Counsel

Donna Brandin	61	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

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

Compensation of Executive Officers

Our officers will not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2017, the Company has not compensated the officers.

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

Executive Officers:

The following table presents certain information as of March 15, 2018 concerning each of our directors and executive officers serving in such capacities:

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

We did not incur any fees to the Property Managers for the years ended December 31, 2017, 2016 and 2015.

Advisor

We will pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. We anticipate that acquisition expenses will be 0.45% of a property's purchase price, and acquisition fees and expenses are capped at 5% of the gross contract purchase price of a property. The Advisor will also be paid an advisor asset management fee of 0.95% of our average invested assets and we will reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2017, 2016 and 2015 were $3.2 million, $2.4 million and $2.1 million, respectively.

Sponsor

From our inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, LLC, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

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

From time to time, Lightstone purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis. The Company paid approximately $159 in fees to this title insurance agent during the year ended December 31, 2017 and no amounts were paid during the years ended December 31, 2016 and 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2017	Year ended December 31, 2016
Audit Fees (a)	$291,000	$290,000
Audit-Related Fees (b)	90,000	101,000
Tax Fees (c)	223,000	223,000

Total Fees	$604,000	$614,000

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2017.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has and intends to continue to primarily acquire full-service or select-service hotels, including extended-stay hotels. Even though the Company has and intends to continue primarily to acquire hotels, it has and may continue to purchase other types of real estate.

Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. The Company has and expects to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

The Company expects that its portfolio will provide consistent current income and may also provide capital appreciation resulting from its expectation that in certain circumstances it has or will be able to acquire properties at a discount to replacement cost or otherwise at less than what we perceive as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital we deployed to acquire and rehabilitate the property. The Company has and may continue to acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company has and plans to continue to diversify its portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

Financing Policies

The Company has and intends to continue to utilize leverage to acquire its properties. The number of different properties the Company will acquire will be affected by numerous factors, including, the amount of funds available to us. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company has and intends to continue to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties for a minimum of seven to ten years from the termination of the Company’s initial public offering, which occurred on September 27, 2014, prior to selling them. After seven to ten years, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(5)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.4(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.5(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
10. 5(7)

Purchase And Sale Agreement, dated as of July 14, 2017, by and among certain wholly and majority owned subsidiaries of Lightstone Value Plus REIT II LP, the operating partnership of Lightstone Value Plus Real Estate Investment Trust II, Inc. and certain subsidiaries of Phoenix American Hospitality, LLC.

21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust III, Inc. on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.
(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.
(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 14, 2017.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 26, 2018	By:	s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the	March 26, 2018
David Lichtenstein	Board of Directors (Principal Executive Officer)

/s/ Donna Brandin	Chief Financial Officer and Treasurer	March 26, 2018
Donna Brandin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwin J. Glickman	Director	March 26, 2018
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 26, 2018
George R. Whittemore

/s/ Dov Gertzulin	Director	March 26, 2018
Dov Gertzulin

