Form 10-Q
period 2018-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2018-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 15, 2018, there were approximately 18.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investment property:
Land and improvements	$40,443	$40,411
Building and improvements	214,952	214,518
Furniture and fixtures	36,359	36,268
Construction in progress	213	329
Gross investment property	291,967	291,526
Less accumulated depreciation	(29,823)	(26,982)
Net investment property	262,144	264,544

Investment in unconsolidated affiliated entities	18,328	5,140
Cash and cash equivalents	28,733	44,449
Marketable securities, available for sale	9,757	9,778
Restricted cash	5,361	5,724
Accounts receivable and other assets	6,631	5,337

Total Assets	$330,954	$334,972

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$9,026	$7,790
Margin loan	6,422	6,642
Mortgages payable, net	143,773	143,781
Due to related party	776	957
Distributions payable	3,131	3,211

Total liabilities	163,128	162,381

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,140 and 18,199, shares issued and outstanding, respectively	181	182
Additional paid-in-capital	154,587	155,162
Accumulated other comprehensive loss	(232)	(211)
Accumulated (deficit)/surplus	(2,115)	1,771
Total Company stockholders' equity	152,421	156,904

Noncontrolling interests	15,405	15,687

Total Stockholders' Equity	167,826	172,591

Total Liabilities and Stockholders' Equity	$330,954	$334,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$19,364	$20,606

Expenses:
Property operating expenses	12,749	12,848
Real estate taxes	901	726
General and administrative costs	1,390	1,411
Depreciation and amortization	2,850	2,697

Total operating expenses	17,890	17,682

Operating income	1,474	2,924

Interest and dividend income	132	142
Interest expense	(2,392)	(1,973)

Loss on sale of marketable securities, available for sale	-	(307)
Earnings from investment in unconsolidated affiliated entities	59	56
Other expense, net	(10)	(27)

Net (loss)/income	(737)	815

Less: net income attributable to noncontrolling interests	(18)	(42)

Net (loss)/income applicable to Company's common shares	$(755)	$773

Net (loss)/income per Company's common share, basic and diluted	$(0.04)	$0.04

Weighted average number of common shares outstanding, basic and diluted	18,162	18,373

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net (loss)/income	$(737)	$815

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(21)	443
Reclassification adjustment for loss included in net income	-	307

Other comprehensive (loss)/income	(21)	750

Comprehensive (loss)/income	(758)	1,565

Less: Comprehensive income attributable to noncontrolling interests	(18)	(42)

Comprehensive (loss)/income attributable to the Company's common shares	$(776)	$1,523

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net (loss)/income	-	-	-	-	(755)	18	(737)
Other comprehensive loss	-	-	-	(21)	-	-	(21)
Distributions declared	-	-	-	-	(3,131)	-	(3,131)
Contributions of noncontrolling interests	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	(313)	(313)
Redemption and cancellation of shares	(59)	(1)	(575)	-	-	-	(576)

BALANCE, March 31, 2018	18,140	$181	$154,587	$(232)	$(2,115)	$15,405	$167,826

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(737)	$815
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,850	2,697
Amortization of deferred financing costs	99	166
Earnings from investment in unconsolidated affiliated entities	(59)	(56)
Loss on sale of marketable securities, available for sale	-	307
Other non-cash adjustments	35	(35)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,336)	(760)
Increase in accounts payable and other accrued expenses	1,197	972
Decrease in due to related party	(466)	(3)

Net cash provided by operating activities	1,583	4,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(405)	(1,099)
Purchase of marketable securities	-	(3,556)
Proceeds from sale of marketable securities	-	3,504
Investments in unconsolidated affiliated entities	(12,906)	-
Distributions from unconsolidated affiliated entities	62	49

Net cash used in investing activities	(13,249)	(1,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(95)	(346)
Payment of loan fees and expenses	(11)	-
Payment on margin loan	(220)	(75)
Redemption and cancellation of common shares	(576)	(647)
Distributions to noncontrolling interests	(313)	(4,170)
Contributions of noncontrolling interests	13	-
Distributions to common stockholders	(3,211)	(5,388)

Net cash used in financing activities	(4,413)	(10,626)

Net change in cash, cash equivalents and restricted cash	(16,079)	(7,625)
Cash and cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash and cash equivalents and restricted cash, end of period	$34,094	$39,042

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$2,079	$1,795
Distributions declared	$3,131	$5,313
Unrealized (loss)/gain on marketable securities, available for sale	$(21)	$443
Accrual of acquisition fee	$285	$
Non cash purchase of investment property	$36	$64

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of March 31, 2018.

The Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to the Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company is managed by Lightstone Value Plus REIT II LLC (the “Advisor”), an affiliate of The Lightstone Group, Inc. under the terms and conditions of an advisory agreement. The Lightstone Group, Inc. previously served as the Company’s sponsor (the “Sponsor”) during its initial public offering (the “Offering”) and follow-on offering (the “Follow-on Offering”, and collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Subject to the oversight of the Company’s board of directors (the “Board of Directors”), the Advisor has primary responsibility for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, Inc., Mr. Lichtenstein is the indirect owner of the Advisor and the indirect owner and manager of Lightstone SLP II LLC, which has subordinated profits interests in the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

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

Lightstone SLP II LLC, which is wholly owned by the Company’s Sponsor, committed to purchase subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) at a cost of $100,000 per unit for each $1.0 million in subscriptions up to ten percent of the proceeds from the primary shares under the Offerings. Lightstone SLP II LLC had the option to purchase the Subordinated Profits Interests with either cash or an interest in real property of equivalent value. From the Company’s inception through the termination of its Offerings, the Company’s Sponsor made cash contributions of $12.9 million and contributed equity interests totaling 48.6% in Brownmill, LLC (“Brownmill”), which were valued at $4.8 million, in exchange for a total of 177.0 Subordinated Profits Interests with an aggregate value of $17.7 million in fulfillment of its commitment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2018, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2017 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. Restricted cash may also include certain funds temporarily placed in escrow with qualified intermediaries to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$28,733	$35,432
Restricted cash	5,361	3,610
Total cash, cash equivalents and restricted cash	$34,094	$39,042

Effective January 1, 2018 the Company adopted guidance issued by the FASB that that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. Since all of the Company’s marketable securities, available for sale, are debt securities this guidance had no impact on the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Additionally, the sale of real estate will be required to follow the new model. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have an impact on the amount and timing of revenue recognition for revenues from rooms and food, beverage and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of accumulated surplus.  The Company also considered and determined that presenting revenue disaggregated by rooms and food, beverage and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed. See Note 3.

New Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The Company intends to adopt the standard on January 1, 2019 and apply certain practical expedients available to us upon adoption. The Company is continuing to evaluate the impact this guidance will have on its consolidated financial statements when adopted.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Revenues

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company's contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgements regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended March 31,
	2018	2017
Revenues
Room	$18,247	$19,714
Food, beverage and other	1,117	892

Total revenues	$19,364	$20,606

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control, and is not considered to be the primary beneficiary of these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2018	December 31, 2017
Brownmill	Various	48.58%	$5,099	$5,140
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	13,229	-
Total investments in unconsolidated affiliated real estate entities			$18,328	$5,140

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

As of March 31, 2018, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. Accordingly, the Company’s portion of Brownmill’s total indebtedness is not included in the investment.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Revenue	$961	$893
Property operating expenses	461	430
Depreciation and amortization	178	215
Operating income	322	248
Interest expense and other, net	(212)	(59)
Net income	$110	$189
Company's share of net income	$53	$92
Additional depreciation and amortization expense (1)	(32)	(36)
Company's earnings from investment	$21	$56

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	March 31, 2018	December 31, 2017

Real estate, at cost (net)	$14,562	$14,697
Cash and restricted cash	762	727
Other assets	1,451	1,388
Total assets	$16,775	$16,812

Mortgage payable	$14,432	$14,485
Other liabilities	557	523
Members' capital	1,786	1,804
Total liabilities and members' capital	$16,775	$16,812

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”), acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”) a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT III each have 50.0% joint venture ownership interests, respectively, in the Hilton Garden Inn Joint Venture.

In connection with the acquisition, the Company accrued an acquisition fee of $0.3 million payable to the Advisor, equal to 0.95% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a non-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

For the Period March 27, 2018 through March 31, 2018

Revenues	$169
Property operating expenses	69
Operating income	100
Interest expense	(24)
Net income	$76
Company's share of net income	$38

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
March 31, 2018

Investment property, net	$60,327
Cash	28
Other assets	491
Total assets	$60,846

Mortgage payable, net	$34,724
Other liabilities	234
Members' capital	25,888
Total liabilities and members' capital	$60,846

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds and Preferred Securities	$9,989	$-	$(232)	$9,757

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds and Preferred Securities	$9,989	$-	$(211)	$9,778

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2018 and December 31, 2017, the Company did not recognize any impairment charges.

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

As of March 31, 2018 and December 31, 2017, all of the Company’s debt securities and were classified as Level 1 assets and there were no transfers between the level classifications during the three months ended March 31, 2018.

The fair values of the Company’s investments in Corporate Bonds and Preferred Securities are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2018
Due in 1 year	$-
Due in 1 year through 5 years	5,010
Due in 5 year through 10 years	-
Due after 10 years	4,747
Total	$9,757

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (2.73% as of March 31, 2018).

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2018	Maturity Date	Amount Due at Maturity	As of March 31, 2018	As of December 31, 2017

Promissory Note, secured by two properties	4.94%	4.94%	August 2018	$6,546	$6,607	$6,653

Revolving Loan, secured by nine properties	LIBOR + 4.95%	6.71%	May 2018	73,616	73,616	73,616

Courtyard - Parsippany	LIBOR + 3.50%	5.10%	August 2018	7,126	7,191	7,240

Hyatt – New Orleans	LIBOR + 3.75% (subject to a 5.14% floor)	5.36%	December 2020	18,000	18,000	18,000

Residence Inn – Needham	LIBOR + 3.75% (subject to a 5.18% floor)	5.36%	December 2020	25,000	25,000	25,000

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	14,000	14,000

Total mortgages payable		6.03%		$143,310	$144,414	$144,509

Less: Deferred financing costs					(641)	(728)

Total mortgages payable, net					$143,773	$143,781

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2018:

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,429	$179	$43,187	$200	$211	$13,208	$144,414

Less: deferred financing costs							(641)

Total principal maturiteis, net							$143,773

Additionally, the non-recourse Revolving Loan (outstanding principal balance of $73.6 million as of March 31, 2018) that was initially scheduled to mature in January 2018, which had been further extended to April 2018, and then again further extended through May 28, 2018 and the Company is currently working with the lender on refinancing the Revolving Loan. In addition, the Company’s recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of March 31, 2018) and the Springhill Suites Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.6 million as of March 31, 2018) mature in August 2018. The Company intends to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $5.4 million and $5.2 million were held in restricted cash accounts as of March 31, 2018 and December 31, 2017, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of March 31, 2018, the Company is in compliance with respect to all of its financial debt covenants other than the debt associated with the Revolving Loan, secured by nine properties as discussed below.

During the first quarter of 2018, the Company did not meet certain financial covenants on the non-recourse Revolving Loan, secured by nine properties. On May 14, 2018, the lender provided a waiver with respect to these financial covenants for the testing period ending March 31, 2018.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition Fees (1)	$285	$-
Asset Management Fees (general and administrative costs)	687	604

Total	$972	$604

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$144,414	$144,526	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

11.	Subsequent Events

Distribution Payments

On April 15, 2018, the distribution for the three-month period ending March 31, 2018 of $3.1 million was paid in cash.

Distribution Declaration

On May 11, 2018, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2018 to shareholders of record as of June 30, 2018.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2018	Annualized Revenues based on rents as of March 31, 2018	Annualized Revenues per square foot as of March 31, 2018

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	73%	$2.6 million	$16.93

			Year to Date Available	Percentage Occupied for the Three Months Ended	Revenue per Available Room ("RevPAR") for the Three Months Ended	Average Daily Rate For the Three Months Ended
Hospitality	Location	Year Built	Rooms	March 31, 2018	March 31, 2018	March 31, 2018

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	915	95%	$172.50	$181.22

(1) Hotel acquired March 27, 2018

Consolidated Properties:
Hospitality			Year to Date Available	Percentage Occupied for the Three Months Ended	Revenue per Available Room ("RevPAR") for the Three Months Ended	Average Daily Rate For the Three Months Ended
	Location	Year Built	Rooms	March 31, 2018	March 31, 2018	March 31, 2018

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,760	66.9%	$60.08	$89.77

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	79.8%	$90.31	$113.23

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	68.0%	$53.19	$78.23

Holiday Inn - Opelika	Opelika, Alabama	2009	7,830	64.0%	$63.22	$98.74

Aloft - Tucson	Tucson, Arizona	1971	13,860	82.7%	$133.93	$161.87

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	69.4%	$81.12	$116.90

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	64.1%	$65.72	$102.50

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	71.5%	$77.79	$108.77

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,180	52.6%	$49.95	$94.90

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,730	52.2%	$47.83	$91.66

Hampton Inn - Miami	Miami, Florida	1996	11,340	92.3%	$151.10	$163.71

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	86.5%	$167.73	$193.84

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	60.2%	$93.48	$155.17

Holiday Inn Express - Auburn	Auburn, Alabama	2002	7,380	63.6%	$64.93	$102.04

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,300	76.6%	$141.68	$184.99

Residence Inn - Needham	Needham, Massachusetts	2013	11,880	82.4%	$127.63	$154.80

Courtyard - Paso Robles	Paso Robles, California	2007	11,700	77.1%	$99.12	$128.58

		Hospitality Total	192,150	71.8%	$94.96	$132.25

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of March 31, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill and a 50.0% interest in the Hilton Garden Inn – Long Island City, both of which we account for under the equity method of accounting.

20

2018:

On March 27, 2018, we acquired a 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”) that the Company does not consolidate but rather accounts for under the equity method of accounting.

2017:

During July 2017, we sold a portfolio of seven limited service hotels (the “Hotel Portfolio”). The disposition of the Hotel Portfolio, which is also referred to herein as the “2017 Disposed Hotels”, did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Hotel Portfolio are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition (July 14, 2017).

Additionally, during 2017, we acquired the Hyatt – New Orleans (November 2017), the Residence Inn – Needham (December 2017) and the Courtyard – Paso Robles (December 2017), which are collectively referred to herein as the “2017 Acquired Hotels”. The operating results of the 2017 Acquired Hotels are reflected in our operating results commencing with their respective dates of acquisition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

For the Three Months Ended March 31, 2018 vs. March 31, 2017

Revenues

Revenues decreased by $1.2 million to $19.4 million during the three months ended March 31, 2018 compared to $20.6 million for the same period in 2017 resulting from an increase in revenues of $5.2 million related to the 2017 Acquired Hotels, a decrease in revenues of $7.0 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $0.6 million related to Same Store properties.

Property operating expenses

Property operating expenses decreased slightly by $0.1 million to $12.7 million during the three months ended March 31, 2018 compared to $12.8 million for the same period in 2017 resulting from an increase in expenses of $3.2 million related to the 2017 Acquired Hotels, a decrease in expenses of $3.8 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.5 million related to Same Store properties.

Real estate taxes

Real estate taxes increased by $0.2 million to $0.9 million during the three months ended March 31, 2018 compared to $0.7 million for the same period in 2017 resulting from an increase in expense of $0.2 million related to the 2017 Acquired Hotels, a decrease in expense of $0.2 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.1 million related to Same Store properties.

General and administrative expenses

General and administrative expenses of $1.4 million during the three months ended March 31, 2018 were relatively unchanged compared to $1.4 million for the same period in 2017.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.2 million to $2.9 million during the three months ended March 31, 2018 compared to $2.7 million for the same period in 2017 resulting from an increase in expenses of $0.8 million related to the 2017 Acquired Hotels, a decrease in expenses of $0.6 million related to the 2017 Disposed Hotels. Depreciation and amortization expense was unchanged for Same Store properties.

Interest expense

Interest expense was $2.4 million during the three months ended March 31, 2018 compared to $2.0 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Sponsor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc, a related party REIT also sponsored by our Sponsor in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures. For the three months ended March 31, 2018, our primary sources of funds were $1.9 million of cash flows from our operations.

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

We currently have mortgage indebtedness totaling $144.4 million and a margin loan of $6.4 million.

Our revolving loan secured by nine of our hotel properties (outstanding principal balance of $73.6 million as of March 31, 2018) that was initially scheduled to mature in January 2018, which had been further extended to April 2018, and then again further extended through May 28, 2018 and the Company is currently working with the lender on refinancing the Revolving loan. In addition, the Company’s recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of March 31, 2018) and the Springhill Suites Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.6 million as of March 31, 2018) mature in August 2018. The Company intends to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2018, our total borrowings aggregated $150.8 million which represented 77% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Acquisition fees (1)	$285	$-
Asset management fees (general and administrative costs)	687	604

Total	$972	$604

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Tree Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$1,868	$4,103
Net cash used in investing activities	(13,534)	(1,102)
Net cash used in financing activities	(4,413)	(10,626)
	(16,079)	(7,625)
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of the period	$34,094	$39,042

Our principal sources of cash flow were derived from cash flows from our operations. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

Net cash flows provided by operating activities of $1.9 million for the three months ended March 31, 2018 consists of the following:

•	cash inflows of approximately $2.2 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.3 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $13.5 million for the three months ended March 31, 2018 consists primarily of the following:

•	capital expenditures of $0.4 million;

•	$13.2 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture; and

•	distributions from our investment in Brownmill of $0.1 million;

Financing activities

The net cash used in financing activities of $4.4 million for the three months ended March 31, 2018 consists primarily of the following:

•	distributions to our common shareholders of $3.2 million;

•	aggregate distributions to our noncontrolling interests of $0.3 million;

•	redemptions and cancellation of common stock of $0.6 million;

•	debt principal payments $0.1 million; and

•	margin loan payments of $0.2 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2016 we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 76% of redemption requests received during the period, at an average price per share of $9.91 per share.  For the three months ended March 31, 2018, we redeemed 0.1 million common shares at an average price per share of $9.71 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash on hand.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of March 31, 2018.

	Remainder of
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,429	$179	$43,187	$200	$211	$13,208	$144,414
Interest payments	3,616	3,230	3,266	753	742	670	12,277
Total	$91,045	$3,409	$46,453	$953	$953	$13,878	$156,691

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $6.4 million as of March 31, 2018 and is due on demand. The margin loan bears interest at Libor plus 0.85% (2.73% as of March 31, 2018).

Additionally, the non-recourse Revolving Loan Facility (outstanding principal balance of $73.6 million as of December 31, 2017) that was initially scheduled to mature in January 2018, which had been further extended to April 2018, and then again further extended through May 28, 2018 and the Company is currently working with the lender on refinancing the Revolving loan. In addition, our recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of March 31, 2018) and the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.6 million as of March 31, 2018) mature in August 2018. We intend to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of March 31, 2018, the Company is in compliance with respect to all of its financial debt covenants other than the debt associated with the Revolving Loan, secured by nine properties as discussed below.

During the first quarter of 2018, the Company did not meet certain financial covenants on the non-recourse Revolving Loan, secured by nine properties. On May 14, 2018, the lender provided a waiver with respect to these financial covenants for the testing period ending March 31, 2018.

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

	For the Three Months Ended March 31,
	2018	2017
Net (loss)/income	$(737)	$815
FFO adjustments:
Depreciation and amortization of real estate assets	2,850	2,697
Adjustments to equity in earnings from unconsolidated affiliated entity, net	119	141
FFO	2,232	3,653
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	73	-
Adjustments to equity in earnings from unconsolidated affiliated entity, net	(13)	(19)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)	(6)	(26)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	307
MFFO	2,286	3,915
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$2,286	$3,915

Net (loss)/income	$(737)	$815
Less: income attributable to noncontrolling interests	(18)	(42)
Net (loss)/income applicable to Company's common shares	$(755)	$773
Net (loss)/income per common share, basic and diluted	$(0.04)	$0.04

FFO	$2,232	$3,653
Less: FFO attributable to noncontrolling interests	(75)	(117)
FFO attributable to Company's common shares	$2,157	$3,536
FFO per common share, basic and diluted	$0.12	$0.19

MFFO - IPA recommended format	$2,286	$3,915
Less: MFFO attributable to noncontrolling interests	(76)	(116)
MFFO attributable to Company's common shares	$2,210	$3,799

Weighted average number of common shares outstanding, basic and diluted	18,162	18,373

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2017

FFO	$54,395
Distributions declared	$63,261

Distribution Payments

On April 15, 2018, the distribution for the three-month period ending March 31, 2018 of $3.1 million was paid in cash.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risk to which we are currently and expect to continue to be exposed is interest rate risk.

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of March 31, 2018, we held marketable securities with a fair value of $9.8 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of March 31, 2018, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $1.0 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of March 31, 2018:

	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$87,429	$179	$43,187	$200	$211	$13,208	$144,414

The Company’s revolving loan secured by nine of its hotel properties (outstanding principal balance of $73.6 million as of March 31, 2018) matures in January 2018, which had been further extended to April 2018, and then again further extended through May 28, 2018 and the Company is currently working with the lender on refinancing the Revolving Loan. In addition, the Company’s recourse mortgage loans secured by the Courtyard Parsippany (outstanding principal balance of $7.2 million as of March 31, 2018) and the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock (outstanding principal balance of $6.7 million as of March 31, 2018) mature in August 2018. The Company intends to seek to refinance and/or repay in full, using cash on hand, such existing indebtedness on or before its applicable stated maturity.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and deposits, prepaid expenses and other assets, accounts payable and accrued expenses, margin loan, due to/from related party, and distributions payable approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$144,414	$144,526	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of March 31, 2018, we had no off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the quarter ended March 31, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 15, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 15, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

