Form 10-Q
period 2018-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2018-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 1, 2018, there were approximately 18.1 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)

Assets
Investment property:
Land and improvements	$40,550	$40,411
Building and improvements	215,202	214,518
Furniture and fixtures	37,052	36,268
Construction in progress	1,000	329
Gross investment property	293,804	291,526
Less accumulated depreciation	(32,686)	(26,982)
Net investment property	261,118	264,544

Investment in unconsolidated affiliated entities	18,452	5,140
Cash and cash equivalents	35,390	44,449
Marketable securities, available for sale	8,188	9,778
Restricted cash	3,754	5,724
Accounts receivable and other assets	7,130	5,337
Total Assets	$334,032	$334,972

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,741	$7,790
Margin loan	5,215	6,642
Mortgages payable, net	152,715	143,781
Due to related party	559	957
Distributions payable	3,154	3,211
Total liabilities	170,384	162,381

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 18,073 and 18,199, shares issued and outstanding, respectively	181	182
Additional paid-in-capital	153,920	155,162
Accumulated other comprehensive loss	(531)	(211)
Accumulated (deficit)/surplus	(4,969)	1,771
Total Company stockholders' equity	148,601	156,904

Noncontrolling interests	15,047	15,687

Total Stockholders' Equity	163,648	172,591

Total Liabilities and Stockholders' Equity	$334,032	$334,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$21,468	$21,644	$40,832	$42,250

Expenses:
Property operating expenses	13,712	13,627	26,461	26,475
Real estate taxes	799	764	1,700	1,490
General and administrative costs	1,247	895	2,637	2,306
Depreciation and amortization	2,870	2,729	5,720	5,426

Total operating expenses	18,628	18,015	36,518	35,697

Operating income	2,840	3,629	4,314	6,553

Interest and dividend income	129	164	261	306
Loss on sale of marketable securities, available for sale	(31)	-	(31)	(307)
Earnings from investment in unconsolidated affiliated entities	88	54	147	110
Interest expense	(2,661)	(1,963)	(5,053)	(3,936)
Other expense, net	(36)	(13)	(46)	(40)

Net income/(loss)	329	1,871	(408)	2,686

Less: net income attributable to noncontrolling interests	(29)	(73)	(47)	(115)

Net income/(loss) applicable to Company's common shares	$300	$1,798	$(455)	$2,571

Net income/(loss) per Company's common share, basic and diluted	$0.02	$0.10	$(0.03)	$0.14

Weighted average number of common shares outstanding, basic and diluted	18,097	18,323	18,129	18,348

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net income/(loss)	$329	$1,871	$(408)	$2,686

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(330)	452	(351)	895
Reclassification adjustment for loss included in net income	31	-	31	307

Other comprehensive (loss)/income	(299)	452	(320)	1,202

Comprehensive income/(loss)	30	2,323	(728)	3,888

Less: Comprehensive income attributable to noncontrolling interests	(29)	(73)	(47)	(115)

Comprehensive income/(loss) attributable to the Company's common shares	$1	$2,250	$(775)	$3,773

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net (loss)/income	-	-	-	-	(455)	47	(408)
Other comprehensive loss	-	-	-	(320)	-	-	(320)
Distributions declared	-	-	-	-	(6,285)	-	(6,285)
Contributions of noncontrolling interests	-	-	-	-	-	644	644
Distributions to noncontrolling interests	-	-	-	-	-	(1,331)	(1,331)
Redemption and cancellation of shares	(126)	(1)	(1,242)	-	-	-	(1,243)

BALANCE, June 30, 2018	18,073	$181	$153,920	$(531)	$(4,969)	$15,047	$163,648

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(408)	$2,686
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	5,720	5,426
Amortization of deferred financing costs	567	321
Loss on sale of marketable securities, available for sale	31	307
Earnings from investment in unconsolidated affiliated entities	(147)	(110)
Other non-cash adjustments	63	(7)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,871)	(1,172)
Increase in accounts payable and other accrued expenses	879	450
Decrease in due to related party	(398)	(7)
Net cash provided by operating activities	4,436	7,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(2,208)	(1,889)
Purchase of marketable securities	-	(3,556)
Proceeds from sale of marketable securities	1,239	3,504
Investments in unconsolidated affiliated entities	(13,266)	-
Deposits for sale of assets	-	3,200
Distributions from unconsolidated affiliated entities	101	97
Net cash (used in)/provided by investing activities	(14,134)	1,356

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	140,000	-
Payments on mortgages payable	(130,509)	(6,532)
Payment of loan fees and expenses	(1,123)	-
(Payments)/proceeds on margin loan, net	(1,427)	2,486
Contribution of noncontrolling interests	644	607
Redemption and cancellation of common shares	(1,243)	(1,084)
Distributions to noncontrolling interests	(1,331)	(4,764)
Distributions to common stockholders	(6,342)	(8,562)
Net cash used in financing activities	(1,331)	(17,849)

Net change in cash, cash equivalents and restricted cash	(11,029)	(8,599)
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of period	$39,144	$38,068

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,421	$3,633
Distributions declared	$6,285	$8,507
Holding loss/gain on marketable securities, available for sale	$320	$895
Non cash purchase of investment property	$70	$97

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of June 30, 2018.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2018, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$35,390	$34,918
Restricted cash	3,754	3,150
Total cash, cash equivalents and restricted cash	$39,144	$38,068

Effective January 1, 2018 the Company adopted guidance issued by the FASB that requires companies to measure investments in equity securities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. Since all of the Company’s marketable securities, available for sale, are debt securities this guidance had no impact on the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Effective January 1, 2018, the Company adopted guidance issued by the FASB that clarifies the definition of a business and assists in the evaluation of whether a transaction is accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values.  The Company anticipates future acquisitions of real estate assets, if any, will likely qualify as an asset acquisition. Therefore, any future transaction costs associated with an asset acquisition will be capitalized and accounted for in accordance with this guidance.

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Additionally, the sale of real estate is required to follow the new model. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have an impact on the amount and timing of revenue recognition for revenues from rooms and food, beverage and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of accumulated surplus.  The Company also considered and determined that presenting revenue disaggregated by rooms and food, beverage and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed. See Note 3.

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

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

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

The Company notes no significant judgements regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Room	$20,263	$20,594	$38,510	$40,308
Food, beverage and other	1,205	1,050	2,322	1,942
Total revenues	$21,468	$21,644	$40,832	$42,250

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2018	December 31, 2017
Brownmill	Various	48.58%	$5,142	$5,140
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	13,310	-
Total investments in unconsolidated affiliated real estate entities			$18,452	$5,140

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

As of June 30, 2018, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$918	$869	$1,879	$1,762

Property operating expenses	333	351	794	781
Depreciation and amortization	179	176	357	391

Operating income	406	342	728	590

Interest expense and other, net	(172)	(159)	(384)	(218)
Net income	$234	$183	$344	$372
Company's share of net income	$114	$89	$167	$181
Additional depreciation and amortization expense (1)	(33)	(35)	(65)	(71)
Company's earnings from investment	$81	$54	$102	$110

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	June 30, 2018	December 31, 2017

Real estate, at cost (net)	$14,465	$14,697
Cash and restricted cash	833	727
Other assets	1,486	1,388
Total assets	$16,784	$16,812

Mortgage payable	$14,382	$14,485
Other liabilities	462	523
Members' capital	1,940	1,804
Total liabilities and members' capital	$16,784	$16,812

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

In connection with the acquisition, the Company paid an acquisition fee of $0.3 million payable to the Advisor, equal to 0.95% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2018	For the Period March 27, 2018 through June 30, 2018
Revenues	$3,015	$3,185

Property operating expenses	1,901	1,970
General and administrative costs	2	2
Depreciation and amortization	636	636
Operating income	476	577
Interest expense	(463)	(488)
Net income	$13	$89
Company's share of net income (50.00%)	$7	$45

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
June 30, 2018

Investment property, net	$59,759
Cash	1,115
Other assets	787
Total assets	$61,661

Mortgage payable, net	$34,738
Other liabilities	871
Members' capital	26,052
Total liabilities and members' capital	$61,661

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:

Corporate Bonds and Preferred Securities	$8,719	$-	$(531)	$8,188

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:

Corporate Bonds and Preferred Securities	$9,989	$-	$(211)	$9,778

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2018 and December 31, 2017, the Company did not recognize any impairment charges.

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

As of June 30, 2018 and December 31, 2017, all of the Company’s debt securities and were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2018.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2018
Due in 1 year	$-
Due in 1 year through 5 years	4,880
Due in 5 year through 10 years	-
Due after 10 years	3,308
Total	$8,188

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (2.94% as of June 30, 2018).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2018	Maturity Date	Amount Due at Maturity	As of June 30, 2018	As of December 31, 2017
Revolving Loan, secured by fifteen properties	LIBOR + 3.50%	5.61%	May 2021	$140,000	$140,000	$-

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	14,000	14,000

Promissory Note, secured by two properties	(Repaid in full see below)				-	6,653

Revolving Loan, secured by nine properties	(Repaid in full see below)				-	73,616

Courtyard - Parsippany	(Repaid in full see below)				-	7,240

Hyatt – New Orleans	(Repaid in full see below)				-	18,000

Residence Inn – Needham	(Repaid in full see below)				-	25,000

Total mortgages payable		6.03%		$153,022	$154,000	$144,509

Less: Deferred financing costs					(1,285)	(728)

Total mortgages payable, net					$152,715	$143,781

On May 17, 2018, the Company, through two wholly owned subsidiaries, entered into a loan agreement with Western Alliance Bank (“Western Alliance”) providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral. On May 17, 2018, the Company received an initial advance of $123.8 million under the Revolving Credit Facility and designated the following 13 of its hotel properties as collateral:

•	Holiday Inn, Opelika, Alabama
•	Aloft, Tucson, Arizona
•	Aloft, Philadelphia, Pennsylvania
•	Four Points by Sheraton, Philadelphia, Pennsylvania
•	Courtyard by Marriott, Willoughby, Ohio
•	Fairfield Inn & Suites by Marriott, West Des Moines, Iowa
•	SpringHill Suites by Marriott, West Des Moines, Iowa
•	Hampton Inn, Miami, Florida
•	Hampton Inn & Suites, Fort Lauderdale, Florida
•	Holiday Inn Express, Auburn, Alabama
•	Residence Inn by Marriott, Needham, Massachusetts
•	Hyatt Place, New Orleans, Louisiana
•	Courtyard by Marriott, Parsippany, New Jersey

The Company used the initial proceeds from the Revolving Credit Facility towards the repayment in full of an aggregate of $123.8 million of existing mortgage indebtedness as follows:

•	$73.6 million of the proceeds were used to repay in full a non-recourse revolving loan, secured by the first nine of the hotel properties listed above, with a scheduled maturity in May 2018;
•	$25.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Residence Inn by Marriott, Needham, Massachusetts, with a scheduled maturity in December 2020;
•	$18.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Hyatt Place, New Orleans, Louisiana, with a scheduled maturity in December 2020; and
•	$7.2 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Courtyard by Marriott, Parsippany, New Jersey, with a scheduled maturity in August 2018.

On June 6, 2018, the Company received the remaining proceeds available under the Revolving Credit Facility of $16.2 million and designated the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock as collateral. The Company used approximately $6.6 million of the proceeds repay in full a non-recourse promissory note, secured by the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock, with a scheduled maturity in August 2018.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2018:

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$15	$179	$187	$140,200	$211	$13,208	$154,000

Less: deferred financing costs							(1,285)

Total principal maturiteis, net							$152,715

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $3.7 million and $5.2 million were held in restricted cash accounts as of June 30, 2018 and December 31, 2017, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of June 30, 2018, the Company is in compliance with respect to all of its financial debt covenants.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition fees (1)	$-	$-	$285	$-
Asset management fees (general and administrative costs)	755	607	1,441	1,211
Total	$755	$607	$1,726	$1,211

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

9.	Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$154,000	$154,022	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

Distribution Payments

On July 16, 2018, the distribution for the three-month period ending June 30, 2018 of $3.2 million was paid in cash.

Distribution Declaration

On August 13, 2018, the Board of Directors authorized and the Company declared a distribution for the three-month period ending September 30, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about October 15, 2018 to shareholders of record as of September 30, 2018.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2018	Annualized Revenues based on rents as of June 30, 2018	Annualized Revenues per square foot as of June 30, 2018

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	73%	$2.7 million	$17.28

Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room ("RevPAR") for the Six Months	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2018	Ended June 30, 2018	June 30, 2018

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	17,568	86%	$167.31	$182.18

(1) Hotel acquired March 27, 2018

Consolidated Properties:
Hospitality			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room ("RevPAR") for the Six Months	Average Daily Rate For the Six Months Ended
	Location	Year Built	Available Rooms	June 30, 2018	Ended June 30, 2018	June 30, 2018

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	29,684	79.4%	$86.44	$108.92

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	85.1%	$102.62	$120.61

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	71.6%	$56.10	$78.35

Holiday Inn - Opelika	Opelika, Alabama	2009	15,747	67.8%	$68.19	$100.52

Aloft - Tucson	Tucson, Arizona	1971	27,874	74.7%	$111.70	$149.52

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	78.2%	$95.53	$122.15

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	77.1%	$80.87	$104.89

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	77.1%	$89.91	$116.57

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	18,462	63.2%	$65.51	$103.61

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	17,557	63.5%	$63.42	$99.91

Hampton Inn - Miami	Miami, Florida	1996	22,806	85.7%	$119.11	$138.99

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	83.5%	$132.11	$158.16

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	68.6%	$104.27	$152.10

Holiday Inn Express - Auburn	Auburn, Alabama	2002	14,842	64.4%	$68.53	$106.34

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	30,770	75.1%	$134.42	$179.10

Residence Inn - Needham	Needham, Massachusetts	2013	23,892	86.4%	$147.62	$170.81

Courtyard - Paso Robles	Paso Robles, California	2007	23,530	83.2%	$116.46	$139.93

		Hospitality Total	386,435	76.3%	$99.65	$130.57

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of June 30, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill and a 50.0% interest in the Hilton Garden Inn – Long Island City, both of which we account for under the equity method of accounting.

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

For the Three Months Ended June 30, 2018 vs. June 30, 2017

Revenues

Revenues decreased by $0.1 million to $21.5 million during the three months ended June 30, 2018 compared to $21.6 million for the same period in 2017 resulting from an increase in revenues of $5.9 million related to the 2017 Acquired Hotels, a decrease in revenues of $6.3 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $0.2 million related to Same Store properties.

Property operating expenses

Property operating expenses increased slightly by $0.1 million to $13.7 million during the three months ended June 30, 2018 compared to $13.6 million for the same period in 2017 resulting from an increase in expenses of $3.4 million related to the 2017 Acquired Hotels, a decrease in expenses of $3.8 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.5 million related to Same Store properties.

Real estate taxes

Real estate taxes were $0.8 million during both the three months ended June 30, 2018 and 2017 resulting from an increase in expense of $0.2 million related to the 2017 Acquired Hotels and a decrease in expense of $0.2 million related to the 2017 Disposed Hotels. Real estate taxes were unchanged for Same Store properties.

General and administrative expenses

General and administrative increased by $0.3 million to $1.2 million during the three months ended June 30, 2018 compared to $0.9 million for the same period in 2017 resulting from an increase in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.2 million to $2.9 million during the three months ended June 30, 2018 compared to $2.7 million for the same period in 2017 resulting from an increase in expenses of $0.8 million related to the 2017 Acquired Hotels, a decrease in expenses of $0.7 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.1 million related to Same Store properties.

Interest expense

Interest expense was $2.7 million during the three months ended June 30, 2018 compared to $2.0 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and an additional $0.4 million of deferred financing costs written off in the 2018 period related to the early extinguishment of several debt instruments.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc, a related party REIT also sponsored by our Sponsor in the Joint Venture, and the interests held by minority owners of certain of our hotels.

For the Six months ended June 30, 2018 vs. June 30, 2017

Revenues

Revenues decreased by $1.5 million to $40.8 million during the six months ended June 30, 2018 compared to $42.3 million for the same period in 2017 resulting from an increase in revenues of $11.1 million related to the 2017 Acquired Hotels, a decrease in revenues of $13.4 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $0.8 million related to Same Store properties.

Property operating expenses

Property operating expenses were $26.5 million during both the six months ended June 30, 2018 and 2017 resulting from an increase in expenses of $6.5 million related to the 2017 Acquired Hotels, a decrease in expenses of $7.5 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $1.0 million related to Same Store properties.

Real estate taxes

Real estate taxes increased by $0.2 million to $1.7 million during the six months ended June 30, 2018 compared to $1.5 million for the same period in 2017 resulting from an increase in expense of $0.4 million related to the 2017 Acquired Hotels, a decrease in expense of $0.3 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.1 million related to Same Store properties.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $2.6 million during the six months ended June 30, 2018 compared to $2.3 million for the same period in 2017 resulting from an increase in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.3 million to $5.7 million during the six months ended June 30, 2018 compared to $5.4 million for the same period in 2017 resulting from an increase in expenses of $0.1 million related to the 2017 Acquired Hotels, a decrease in expenses of $0.1 million related to the 2017 Disposed Hotels and an increase in expense of approximately $0.3 million related to Same Store properties.

Interest expense

Interest expense was $5.1 million during the six months ended June 30, 2018 compared to $3.9 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness indebtedness and an additional $0.4 million of deferred financing costs written off in the 2018 period related to the early extinguishment of several debt instruments .

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc, a related party REIT also sponsored by our Sponsor in the Joint Venture, and the interests held by minority owners of certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures. For the six months ended June 30, 2018, our primary sources of funds were $4.4 million of cash flows from our operations.

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

We currently have mortgage indebtedness totaling $154.0 million and a margin loan of $5.2 million.

On May 17, 2018, we entered into a loan agreement with Western Alliance Bank (“Western Alliance”) providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral. On May 17, 2018, we received an initial advance of $123.8 million under the Revolving Credit Facility and designated the following 13 of our hotel properties as collateral:

•	Holiday Inn, Opelika, Alabama
•	Aloft, Tucson, Arizona
•	Aloft, Philadelphia, Pennsylvania
•	Four Points by Sheraton, Philadelphia, Pennsylvania
•	Courtyard by Marriott, Willoughby, Ohio
•	Fairfield Inn & Suites by Marriott, West Des Moines, Iowa
•	SpringHill Suites by Marriott, West Des Moines, Iowa
•	Hampton Inn, Miami, Florida
•	Hampton Inn & Suites, Fort Lauderdale, Florida
•	Holiday Inn Express, Auburn, Alabama
•	Residence Inn by Marriott, Needham, Massachusetts
•	Hyatt Place, New Orleans, Louisiana
•	Courtyard by Marriott, Parsippany, New Jersey

We used the initial proceeds from the Revolving Credit Facility towards the repayment in full of an aggregate of $123.8 million of existing mortgage indebtedness as follows:

•	$73.6 million of the proceeds were used to repay in full a non-recourse revolving loan, secured by the first nine of the hotel properties listed above, with a scheduled maturity in May 2018;
•	$25.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Residence Inn by Marriott, Needham, Massachusetts, with a scheduled maturity in December 2020;
•	$18.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Hyatt Place, New Orleans, Louisiana, with a scheduled maturity in December 2020; and
•	$7.2 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Courtyard by Marriott, Parsippany, New Jersey, with a scheduled maturity in August 2018.

On June 6, 2018, we received the remaining proceeds available under the Revolving Credit Facility of $16.2 million and designated the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock as collateral. We used approximately $6.6 million of the proceeds repay in full a non-recourse promissory note, secured by the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock, with a scheduled maturity in August 2018.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2018, our total borrowings aggregated $159.2 million which represented 81% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition fees (1)	$-	$-	$285	$-
Asset management fees (general and administrative costs)	755	607	1,441	1,211

Total	$755	$607	$1,726	$1,211

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$4,436	$7,894
Net cash (used in)/provided by investing activities	(14,134)	1,356
Net cash used in financing activities	(1,331)	(17,849)
	(11,029)	(8,599)
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of the period	$39,144	$38,068

Our principal sources of cash flow were derived from cash flows from our operations. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

Net cash flows provided by operating activities of $4.4 million for the six months ended June 30, 2018 consists of the following:

•	cash inflows of approximately $5.8 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $1.4 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $14.1 million for the six months ended June 30, 2018 consists primarily of the following:

•	capital expenditures of $2.2 million;

•	$1.2 of proceeds from the sale of marketable securities;

•	$13.3 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture; and

•	distributions from our investment in Brownmill of $0.1 million;

Financing activities

The net cash used in financing activities of $1.3 million for the six months ended June 30, 2018 consists primarily of the following:

•	distributions to our common shareholders of $6.3 million;

•	aggregate distributions to our noncontrolling interests of $1.3 million;

•	redemptions and cancellation of common stock of $1.2 million;

•	net debt proceeds from mortgage financings of $9.5 million;

•	payments of loan fees and expense of $1.1 million; and

•	net margin loan payments of $1.4 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2016 we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 76% of redemption requests received during the period, at an average price per share of $9.91 per share.  For the six months ended June 30, 2018, we redeemed 0.1 million common shares at an average price per share of $9.85 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash on hand.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of June 30, 2018.

	Remainder of
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$15	$179	$187	$140,200	$211	$13,208	$154,000

Interest payments	4,346	8,709	8,723	4,036	742	670	27,226
Total	$4,361	$8,888	$8,910	$144,236	$953	$13,878	$181,226

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $5.2 million as of June 30, 2018 and is due on demand. The margin loan bears interest at Libor plus 0.85% (2.94% as of June 30, 2018).

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. As of June 30, 2018, the Company is in compliance with respect to all of its financial debt covenants.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss)	$329	$1,871	$(408)	$2,686
FFO adjustments:
Depreciation and amortization of real estate assets	2,870	2,729	5,720	5,426
Adjustments to equity in earnings from unconsolidated entities, net	451	120	570	261
FFO	3,650	4,720	5,882	8,373
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	25	-	98	-
Adjustments to equity in earnings from unconsolidated entities, net	(8)	(30)	(21)	(49)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	5	(10)	(1)	(36)
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(4)	440	-	440	307
MFFO	4,112	4,680	6,398	8,595
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$4,112	$4,680	$6,398	$8,595

Net income/(loss)	$329	$1,871	$(408)	$2,686
Less: income attributable to noncontrolling interests	(29)	(73)	(47)	(115)
Net income/(loss) applicable to Company's common shares	$300	$1,798	$(455)	$2,571
Net income/(loss) per common share, basic and diluted	$0.02	$0.10	$(0.03)	$0.14

FFO	$3,650	$4,720	$5,882	$8,373
Less: FFO attributable to noncontrolling interests	(87)	(147)	(162)	(264)
FFO attributable to Company's common shares	$3,563	$4,573	$5,720	$8,109
FFO per common share, basic and diluted	$0.20	$0.25	$0.32	$0.44

MFFO - IPA recommended format	$4,112	$4,680	$6,398	$8,595
Less: MFFO attributable to noncontrolling interests	(87)	(147)	(163)	(263)
MFFO attributable to Company's common shares	$4,025	$4,533	$6,235	$8,332

Weighted average number of common shares outstanding, basic and diluted	18,097	18,323	18,129	18,348

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2018

FFO	$57,958
Distributions declared	$66,415

Distribution Payments

On July 16, 2018, the distribution for the three-month period ending June 30, 2018 of $3.2 million was paid in cash.

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of June 30, 2018, we held marketable securities with a fair value of $8.2 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of June 30, 2018, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of June 30, 2018:

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$15	$179	$187	$140,200	$211	$13,208	$154,000

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and deposits, prepaid expenses and other assets, accounts payable and other accrued expenses, margin loan, due to/from related party, and distributions payable approximated their fair values because of the short maturity of these instruments.

The estimated fair value of our mortgages payable is as follows:

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$154,000	$154,022	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of June 30, 2018, $140.0 million, or 91%, of our debt, is a variable rate instrument (not subject to an interest rate cap or swap) and our interest expense associated with this instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $1.4 million.

In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of June 30, 2018, we had no off-balance sheet arrangements.

We cannot predict the effect of adverse changes in interest rates on our debt and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the six months ended June 30, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

Date: August 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

