Form 10-Q
period 2018-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2018-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of November 1, 2018, there were approximately 18.0 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment property:
Land and improvements	$40,550	$40,411
Building and improvements	215,513	214,518
Furniture and fixtures	37,667	36,268
Construction in progress	1,941	329
Gross investment property	295,671	291,526
Less accumulated depreciation	(35,604)	(26,982)
Net investment property	260,067	264,544

Investments in unconsolidated affiliated entities	18,080	5,140
Cash and cash equivalents	32,587	44,449
Marketable securities, available for sale	8,430	9,778
Restricted cash	3,296	5,724
Accounts receivable and other assets	6,283	5,337
Total Assets	$328,743	$334,972

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,514	$7,790
Margin loan	5,019	6,642
Mortgages payable, net	152,812	143,781
Due to related party	569	957
Distributions payable	3,170	3,211
Total liabilities	170,084	162,381

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 17,965 and 18,199, shares issued and outstanding, respectively	180	182
Additional paid-in-capital	152,856	155,162
Accumulated other comprehensive loss	(288)	(211)
Accumulated (deficit)/surplus	(8,794)	1,771
Total Company stockholders' equity	143,954	156,904
Noncontrolling interests	14,705	15,687

Total Stockholders' Equity	158,659	172,591

Total Liabilities and Stockholders' Equity	$328,743	$334,972

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$19,991	$15,353	$60,823	$57,603

Expenses:
Property operating expenses	13,444	10,778	39,905	37,253
Real estate taxes	905	622	2,605	2,112
General and administrative costs	1,199	987	3,836	3,293
Depreciation and amortization	2,926	2,039	8,646	7,465

Total operating expenses	18,474	14,426	54,992	50,123

Operating income	1,517	927	5,831	7,480

Interest and dividend income	117	530	378	836
Loss on sale of marketable securities, available for sale	-	(331)	(31)	(638)
Earnings from investments in unconsolidated affiliated entities	52	18	199	128
Gain on disposition of real estate and other assets	-	37,465	-	37,465
Interest expense	(2,345)	(1,630)	(7,398)	(5,566)
Other income/(expense), net	11	91	(35)	51

Net (loss)/income	(648)	37,070	(1,056)	39,756

Less: net income attributable to noncontrolling interests	(7)	(1,038)	(54)	(1,153)

Net (loss)/income applicable to Company's common shares	$(655)	$36,032	$(1,110)	$38,603

Net (loss)/income per Company's common share, basic and diluted	$(0.04)	$1.97	$(0.06)	$2.11

Weighted average number of common shares outstanding, basic and diluted	17,996	18,271	18,084	18,322

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss)/income	$(648)	$37,070	$(1,056)	$39,756

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	243	(148)	(108)	747
Reclassification adjustment for loss included in net income	-	331	31	638

Other comprehensive income/(loss)	243	183	(77)	1,385

Comprehensive (loss)/income	(405)	37,253	(1,133)	41,141

Less: Comprehensive income attributable to noncontrolling interests	(7)	(1,038)	(54)	(1,153)

Comprehensive (loss)/income attributable to the Company's common shares	$(412)	$36,215	$(1,187)	$39,988

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net (loss)/income	-	-	-	-	(1,110)	54	(1,056)
Other comprehensive loss	-	-	-	(77)	-	-	(77)
Distributions declared	-	-	-	-	(9,455)	-	(9,455)
Contributions of noncontrolling interests	-	-	-	-	-	644	644
Distributions to noncontrolling interests	-	-	-	-	-	(1,680)	(1,680)
Redemption and cancellation of shares	(234)	(2)	(2,306)	-	-	-	(2,308)

BALANCE, September 30, 2018	17,965	$180	$152,856	$(288)	$(8,794)	$14,705	$158,659

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,056)	$39,756
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	8,646	7,465
Amortization of deferred financing costs	670	458
Loss on sale of marketable securities, available for sale	31	638
Gain on disposition of real estate and other assets	-	(37,465)
Earnings from investments in unconsolidated affiliated entities	(199)	(128)
Other non-cash adjustments	122	(4)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,091)	(757)
Increase/(decrease) in accounts payable and other accrued expenses	723	(1,022)
Decrease in due to related party	(388)	(109)
Net cash provided by operating activities	7,458	8,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property, net	(4,144)	(2,323)
Purchase of marketable securities	-	(8,719)
Proceeds from sale of marketable securities	1,239	8,285
Proceeds from sale of investment property	-	99,472
Investments in unconsolidated affiliated entities	(13,266)	-
Distributions from unconsolidated affiliated entities	525	97
Net cash (used in)/provided by investing activities	(15,646)	96,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	140,000	-
Payments on mortgages payable	(130,509)	(40,304)
Payment of loan fees and expenses	(1,130)	-
(Payments)/proceeds on margin loan, net	(1,623)	2,764
Redemption and cancellation of common shares	(2,308)	(1,669)
Contribution of noncontrolling interests	644	607
Distributions to noncontrolling interests	(1,680)	(6,170)
Distributions to common stockholders	(9,496)	(11,756)
Net cash used in financing activities	(6,102)	(56,528)

Net change in cash, cash equivalents and restricted cash	(14,290)	49,116
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of period	$35,883	$95,783

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,632	$5,230
Distributions declared	$9,455	$11,726
Holding loss/gain on marketable securities, available for sale	$77	$1,385
Non cash purchase of investment property	$2	$2

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of September 30, 2018.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2018, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	September 30,
	2018	2017
Cash and cash equivalents	$32,587	$32,894
Restricted cash	3,296	62,889
Total cash, cash equivalents and restricted cash	$35,883	$95,783

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

New Accounting Pronouncements

 In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations, however, the ultimate impact of adopting this standard will depend on the Company’s lease portfolio as of the adoption date.

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2018	2017	2018	2017
Room	$18,845	$14,571	$57,355	$54,879
Food, beverage and other	1,146	782	3,468	2,724
Total revenues	$19,991	$15,353	$60,823	$57,603

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2018	December 31, 2017
Brownmill	Various	48.58%	$5,116	$5,140
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	12,964	-
Total investments in unconsolidated affiliated real estate entities			$18,080	$5,140

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

As of September 30, 2018, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the nine months ended September 30, 2018, the Company received distributions from Brownmill aggregating $0.2 million.

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

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$913	$885	$2,792	$2,647

Property operating expenses	354	426	1,148	1,207
Depreciation and amortization	177	178	534	569

Operating income	382	281	1,110	871

Interest expense and other, net	(174)	(174)	(558)	(392)
Net income	$208	$107	$552	$479
Company's share of net income	$101	$52	$268	$233
Additional depreciation and amortization expense (1)	(32)	(33)	(97)	(104)
Company's earnings from investment	$69	$19	$171	$129

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	September 30, 2018	December 31, 2017

Real estate, at cost (net)	$14,403	$14,697
Cash and restricted cash	991	727
Other assets	1,464	1,388
Total assets	$16,858	$16,812

Mortgage payable	$14,331	$14,485
Other liabilities	573	523
Members' capital	1,954	1,804
Total liabilities and members' capital	$16,858	$16,812

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

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.   During the nine months ended September 30, 2018, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.3 million.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2018	For the Period March 27, 2018 through September 30, 2018

Revenues	$2,856	$6,040

Property operating expenses	1,754	3,725
General and administrative costs	13	15
Depreciation and amortization	639	1,274
Operating income	450	1,026
Interest expense	(482)	(970)
Net (loss) income	$(32)	$56
Company's share of net (loss) income (50.00%)	$(16)	$28

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
September 30, 2018

Investment property, net	$59,210
Cash	761
Other assets	909
Total assets	$60,880

Mortgage payable, net	$34,752
Other liabilities	770
Members' capital	25,358
Total liabilities and members' capital	$60,880

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities and Fair Value Measurements

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:

Corporate Bonds and Preferred Securities	$8,718	$-	$(288)	$8,430

	As of December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:

Corporate Bonds and Preferred Securities	$9,989	$-	$(211)	$9,778

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2018 and December 31, 2017, the Company did not recognize any impairment charges.

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

As of September 30, 2018 and December 31, 2017, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2018.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2018
Due in 1 year	$-
Due in 1 year through 5 years	5,000
Due in 5 year through 10 years	-
Due after 10 years	3,430
Total	$8,430

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.11% as of September 30, 2018).

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2018	Maturity Date	Amount Due at Maturity	As of September 30, 2018	As of December 31, 2017

Revolving Loan, secured by fifteen properties	LIBOR + 3.50%	5.61%	May 2021	$140,000	$140,000	$-

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	14,000	14,000

Promissory Note, secured by two properties	(Repaid in full see below)				-	6,653

Revolving Loan, secured by nine properties	(Repaid in full see below)				-	73,616

Courtyard - Parsippany	(Repaid in full see below)				-	7,240

Hyatt – New Orleans	(Repaid in full see below)				-	18,000

Residence Inn – Needham	(Repaid in full see below)				-	25,000

Total mortgages payable		5.60%		$153,022	$154,000	$144,509

Less: Deferred financing costs					(1,188)	(728)

Total mortgages payable, net					$152,812	$143,781

On May 17, 2018, the Company, through two wholly owned subsidiaries, entered into a loan agreement with Western Alliance Bank (“Western Alliance”) providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio and a debt service coverage ratio, which may be achieved through principal paydowns. On May 17, 2018, the Company received an initial advance of $123.8 million under the Revolving Credit Facility and designated the following 13 of its hotel properties as collateral:

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

On June 6, 2018, the Company received the remaining proceeds available under the Revolving Credit Facility of $16.2 million and designated the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock as collateral. The Company used approximately $6.6 million of the proceeds repay in full a non-recourse promissory note, secured by the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock, with a scheduled maturity in August 2018. As of September 30, 2018, the Revolving Credit Facility was fully drawn.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2018:

	Remainder of
	2018	2019	2020	2021	2022	Thereafter	Total

Principal maturities	$15	$179	$187	$140,200	$211	$13,208	$154,000

Less: deferred financing costs							(1,188)

Total principal maturiteis, net							$152,812

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $3.3 million and $5.2 million were held in restricted cash accounts as of September 30, 2018 and December 31, 2017, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including a minimum debt yield ratio and a debt service coverage ratio, which may be achieved through principal paydowns. As of September 30, 2018, the Company was not in compliance with certain of its financial debt covenants, which may be cured through a principal paydown of $1.1 million no later than 55 days after quarter end. Unless the Company obtains a waiver from the affected lender, it intends to make this principal paydown within the prescribed time period.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition fees (1)	$-	$-	$285	$-
Asset management fees (general and administrative costs)	768	505	2,209	1,717
Total	$768	$505	$2,494	$1,717

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

9.	Financial Instruments

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

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$154,000	$153,897	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

Distribution Payments

On October 15, 2018, the distribution for the three-month period ending September 30, 2018 of $3.2 million was paid in cash.

Distribution Declaration

On November 13, 2018, the Board of Directors authorized and the Company declared a distribution for the three-month period ending December 31, 2018. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about January 15, 2019 to shareholders of record as of December 31, 2018.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2018	Annualized Revenues based on rents as of September 30, 2018	Annualized Revenues per square foot as of September 30, 2018

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	74%	$2.7 million	$17.56

			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room ("RevPAR") for the Nine Months Ended	Average Daily Rate For the Nine Months Ended
Hospitality	Location	Year Built	Available Rooms	September 30, 2018	September 30, 2018	September 30, 2018

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	34,404	91%	$163.30	$178.90

(1) Acquired 50% joint venture ownership interest on March 27, 2018

Consolidated Properties:			Year to Date	Percentage Occupied for the Nine Months Ended	Revenue per Available Room ("RevPAR") for the Nine Months Ended	Average Daily Rate For the Nine Months Ended
Hospitality	Location	Year Built	Available Rooms	September 30, 2018	September 30, 2018	September 30, 2018

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	44,772	83.1%	$100.36	$120.82

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	86.1%	$106.36	$123.59

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	25,116	71.2%	$56.07	$78.80

Holiday Inn - Opelika	Opelika, Alabama	2009	23,751	67.5%	$68.82	$101.91

Aloft - Tucson	Tucson, Arizona	1971	42,042	70.7%	$99.09	$140.25

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,128	79.4%	$96.75	$121.92

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,321	76.6%	$82.15	$107.20

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	81.0%	$97.75	$120.61

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	27,846	67.8%	$71.98	$106.24

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	26,481	67.3%	$69.02	$102.55

Hampton Inn - Miami	Miami, Florida	1996	34,398	82.0%	$100.99	$123.19

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	28,392	83.3%	$115.22	$138.35

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,223	69.4%	$103.75	$149.39

Holiday Inn Express - Auburn	Auburn, Alabama	2002	22,386	63.5%	$69.96	$110.10

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	46,410	70.9%	$115.45	$162.93

Residence Inn - Needham	Needham, Massachusetts	2013	36,036	87.0%	$151.76	$174.43

Courtyard - Paso Robles	Paso Robles, California	2007	35,490	85.5%	$122.53	$143.24

	Hospitality Total		582,855	76.6%	$98.40	$128.51

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2018 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the newly adopted accounting standards discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of September 30, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill and a 50.0% joint venture ownership interest in the Hilton Garden Inn – Long Island City, both of which we account for under the equity method of accounting.

21

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

For the Three Months Ended September 30, 2018 vs. September 30, 2017

Revenues

Revenues increased by $4.6 million to $20.0 million during the three months ended September 30, 2018 compared to $15.4 million for the same period in 2017 resulting from an increase in revenues of $5.1 million related to the 2017 Acquired Hotels, a decrease in revenues of $0.7 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $0.2 million related to Same Store properties.

Property operating expenses

Property operating expenses increased by $2.6 million to $13.4 million during the three months ended September 30, 2018 compared to $10.8 million for the same period in 2017 resulting from an increase in expenses of $3.2 million related to the 2017 Acquired Hotels, a decrease in expenses of $0.9 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.3 million related to Same Store properties.

Real estate taxes

Real estate taxes increased by $0.3 million to $0.9 million during the three months ended September 30, 2018 compared to $0.6 million for the same period in 2017 resulting primarily from an increase in expense of $0.3 million related to the 2017 Acquired Hotels.

General and administrative expenses

General and administrative increased by $0.2 million to $1.2 million during the three months ended September 30, 2018 compared to $1.0 million for the same period in 2017 resulting from an increase in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $0.9 million to $2.9 million during the three months ended September 30, 2018 compared to $2.0 million for the same period in 2017 resulting from an increase in expenses of $0.8 million related to the 2017 Acquired Hotels and a slight increase of $0.1 million related to Same Store properties.

Interest expense

Interest expense was $2.3 million during the three months ended September 30, 2018 compared to $1.6 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc, a related party REIT also sponsored by our Sponsor in the Joint Venture, and the interests held by minority owners of certain of our hotels.

For the Nine months ended September 30, 2018 vs. September 30, 2017

Revenues

Revenues increased by $3.2 million to $60.8 million during the nine months ended September 30, 2018 compared to $57.6 million for the same period in 2017 resulting from an increase in revenues of $16.2 million related to the 2017 Acquired Hotels, a decrease in revenues of $14.0 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $1.0 million related to Same Store properties.

Property operating expenses

Property operating expenses increased by $2.6 million to $39.9 million during the nine months ended September 30, 2018 compared to $37.3 million resulting from an increase in expenses of $9.7 million related to the 2017 Acquired Hotels, a decrease in expenses of $8.5 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $1.4 million related to Same Store properties.

Real estate taxes

Real estate taxes increased by $0.5 million to $2.6 million during the nine months ended September 30, 2018 compared to $2.1 million for the same period in 2017 resulting from an increase in expense of $0.7 million related to the 2017 Acquired Hotels, a decrease in expense of $0.3 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.1 million related to Same Store properties.

General and administrative expenses

General and administrative expenses increased by $0.5 million to $3.8 million during the nine months ended September 30, 2018 compared to $3.3 million for the same period in 2017 resulting from an increase in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $1.1 million to $8.6 million during the nine months ended September 30, 2018 compared to $7.5 million for the same period in 2017 resulting from an increase in expenses of $2.3 million related to the 2017 Acquired Hotels, a decrease in expenses of $1.4 million related to the 2017 Disposed Hotels and an increase in expense of approximately $0.2 million related to Same Store properties.

Interest expense

Interest expense was $7.4 million during the nine months ended September 30, 2018 compared to $5.6 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and an additional $0.4 million of deferred financing costs written off in the 2018 period related to the early extinguishment of several debt instruments.

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

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures and distributions, excluding non-recurring capital expenditures. For the nine months ended September 30, 2018, our primary sources of funds were $7.5 million of cash flows from our operations.

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

We currently have mortgage indebtedness totaling $154.0 million and a margin loan of $5.0 million.

On May 17, 2018, we entered into a loan agreement with Western Alliance Bank (“Western Alliance”) providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and requires the maintenance of certain prescribed financial ratios, including a minimum debt yield and a debt service coverage ratio, which may be achieved through principal paydowns. On May 17, 2018, we received an initial advance of $123.8 million under the Revolving Credit Facility and designated the following 13 of our hotel properties as collateral:

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

On June 6, 2018, we received the remaining proceeds available under the Revolving Credit Facility of $16.2 million and designated the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock as collateral. We used approximately $6.6 million of the proceeds repay in full a non-recourse promissory note, secured by the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock, with a scheduled maturity in August 2018. As of September 30, 2018, the Revolving Credit Facility was fully drawn.

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

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2018, our total borrowings aggregated $159.0 million which represented 82% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition fees (1)	$-	$-	$285	$-
Asset management fees (general and administrative costs)	768	505	2,209	1,717
Total	$768	$505	$2,494	$1,717

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$7,458	$8,832
Net cash (used in)/provided by investing activities	(15,646)	96,812
Net cash used in financing activities	(6,102)	(56,528)
	(14,290)	49,116
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of the period	$35,883	$95,783

Our principal sources of cash flow were derived from cash flows from our operations. In the future, we expect to continue to operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any quarterly distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions and scheduled debt service on our mortgages payable.

Operating activities

Net cash flows provided by operating activities of $7.5 million for the nine months ended September 30, 2018 consists of the following:

•	cash inflows of approximately $8.2 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.7 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $15.6 million for the nine months ended September 30, 2018 consists primarily of the following:

•	capital expenditures of $4.0 million;

•	$1.2 of proceeds from the sale of marketable securities;

•	$13.3 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture; and

•	distributions from our investment in Brownmill and the Hilton Garden Inn Joint Venture of $0.5 million;

Financing activities

The net cash used in financing activities of $6.1 million for the nine months ended September 30, 2018 consists primarily of the following:

•	distributions to our common shareholders of $9.5 million;

•	aggregate distributions to our noncontrolling interests of $1.7 million;

•	redemptions and cancellation of common stock of $2.3 million;

•	net debt proceeds from mortgage financings of $9.5 million;

•	contributions of $0.6 million from noncontrolling interests

•	payments of loan fees and expense of $1.1 million; and

•	net margin loan payments of $1.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Distribution Reinvestment Plan (“DRIP”) and Share Repurchase Program

Our DRIP provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2016 we redeemed 0.5 million common shares at an average price per share of $9.47 per share. During 2017, we redeemed 0.2 million common shares or 76% of redemption requests received during the period, at an average price per share of $9.91 per share.  For the nine months ended September 30, 2018, we redeemed 0.2 million common shares at an average price per share of $9.85 per share. We funded share repurchases for the periods noted above from the cumulative proceeds of the sale of our shares pursuant to our DRIP and available cash on hand.

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

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of September 30, 2018.

	Remainder of
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$15	$179	$187	$140,200	$211	$13,208	$154,000
Interest payments	2,232	8,951	8,965	4,136	742	670	25,696
Total	$2,247	$9,130	$9,152	$144,336	$953	$13,878	$179,696

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $5.0 million as of September 30, 2018 and is due on demand. The margin loan bears interest at Libor plus 0.85% (3.11% as of September 30, 2018).

Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including a minimum debt yield ratio and a debt service coverage ratio, which may be achieved through principal paydowns. As of September 30, 2018, the Company was not in compliance with certain of its financial debt covenants, which may be cured through a principal paydown of $1.1 million no later than 55 days after quarter end. Unless the Company obtains a waiver from the affected lender, it intends to make this principal paydown within the prescribed time period.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss)/income	$(648)	$37,070	$(1,056)	$39,756
FFO adjustments:
Depreciation and amortization of real estate assets	2,926	2,039	8,646	7,465
Gain on disposition of real estate and other assets	-	(37,465)	-	(37,465)
Adjustments to equity in earnings from unconsolidated affiliated entities, net	438	120	1,008	381
FFO	2,716	1,764	8,598	10,137
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	9	68	107	68
Adjustments to equity in earnings from unconsolidated affilaited entities, net	(6)	(15)	(27)	(64)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Mark-to-market adjustments(3)	-	(7)	(1)	(43)
Non-recurring loss from extinguishment/sale of debt, derivatives or securities holdings(4)	-	331	440	638
MFFO	2,719	2,141	9,117	10,736
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$2,719	$2,141	$9,117	$10,736

Net (loss)/income	$(648)	$37,070	$(1,056)	$39,756
Less: income attributable to noncontrolling interests	(7)	(1,038)	(54)	(1,153)
Net (loss)/income applicable to Company's common shares	$(655)	$36,032	$(1,110)	$38,603
Net (loss)/income per common share, basic and diluted	$(0.04)	$1.97	$(0.06)	$2.11

FFO	$2,716	$1,764	$8,598	$10,137
Less: FFO attributable to noncontrolling interests	(64)	(72)	(226)	(336)
FFO attributable to Company's common shares	$2,652	$1,692	$8,372	$9,801
FFO per common share, basic and diluted	$0.15	$0.09	$0.46	$0.53

MFFO - IPA recommended format	$2,719	$2,141	$9,117	$10,736
Less: MFFO attributable to noncontrolling interests	(64)	(72)	(227)	(335)
MFFO attributable to Company's common shares	$2,655	$2,069	$8,890	$10,401

Weighted average number of common shares outstanding, basic and diluted	17,996	18,271	18,084	18,322

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
29

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April 28, 2008
(date of inception) through
September 30, 2018

FFO	$60,610
Distributions declared	$69,585

Distribution Payments

On July 16, 2018, the distribution for the three-month period ending September 30, 2018 of $3.2 million was paid in cash.

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

We are currently and expect to continue to be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives have been and will continue to be to limit the impact of interest rate changes on our earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2018, we had one interest rate swap with an insignificant intrinsic value.

As of September 30, 2018, we held marketable securities with a fair value of $8.4 million, which are available for sale for general investment purposes. We regularly review the market prices of our investments for impairment purposes. As of September 30, 2018, a hypothetical adverse 10.0% movement in market values would result in a hypothetical loss in fair value of approximately $0.8 million.

The following table shows the estimated principal maturities for our mortgage debt during the next five years and thereafter as of September 30, 2018:

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

The estimated fair value of our mortgages payable is as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$154,000	$153,897	$144,509	$144,942

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

As of September 30, 2018, $145.0 million, or 91%, of our debt, are variable rate instruments (not subject to an interest rate cap or swap) and our interest expense associated with these instrument is, therefore, subject to changes in market interest rates. A 1% adverse movement (increase in Libor or Prime rate) would increase annual interest expense by approximately $1.5 million.

 In addition to changes in interest rates, the value of our real estate and real estate related investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to obtain or refinance debt in the future. As of September 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the nine months ended September 30, 2018, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 14, 2018, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 14, 2018	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

