Form 10-K
period 2018-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2019-04-01
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

There is no established market for the Registrant’s common shares. As of June 30, 2018, the last business day of the most recently completed second quarter, there were 18.1 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 19, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2018. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2019, there were approximately 17.8 million shares of common stock held by non-affiliates of the registrant.

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

We currently have one operating segment. As of December 31, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC (“Brownmill”) and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), both of which we account for under the equity method of accounting.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during our public offerings which terminated on September 27, 2014. Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We do not have any employees that are not also employed by our Sponsor or its affiliates. We depend substantially on our Advisor, which generally has responsibility for our day-to-day operations. We have entered into an advisory agreement pursuant to which the Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay the Advisor fees for services related to the investment and management of our assets, and we reimburse the Advisor for certain expenses incurred on our behalf. Additionally, under the terms of the advisory agreement, our Advisor also undertakes to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors.

Our Advisor has affiliated property managers (the “Property Managers”), which may manage certain of the properties we acquire. We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

As of December 31, 2018, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 2018, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

Partners of the Operating Partnership

On May 20, 2008, our Advisor contributed $2,000 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at our option, an equal number of our shares of our common stock, as allowed by our limited partnership agreement.

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of (i) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I and (ii) the membership interests held by minority owners in certain of our hotels.

Operations - Operating Partnership Activity

Through our Operating Partnership, we have and will continue to seek to primarily acquire and operate hospitality properties and to a lesser extent, acquire and operate other commercial properties (such as retail and industrial) and residential properties, and make real estate-related investments, principally in North America through our Operating Partnership. Our holdings currently consist of hospitality properties and retail (multi-tenanted shopping centers). All of our properties have been and will continue to be acquired and operated by us alone or jointly with others. Since inception, we have completed the following significant property and investments transactions:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% membership interest in Brownmill, which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% membership interest), December 2010 (with respect to a 8.163% membership interest), December 2011 (with respect to a 5.587% membership interest), June 2012 (with respect to a 5.102% membership interest) and October 2012 (with respect to an 3.4776% membership interest). The membership interests we hold in Brownmill were contributed to us by Lightstone SLP II LLC in exchange for 48 Subordinated Profits Interests.

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, had a 100.0% ownership interest. We subsequently sold the TownePlace Suites – Metairie in July 2017.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford, which was previously acquired in June 2010.

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), and in June 2015, we acquired the remaining 5.0% ownership interest in these hotels and as a result, had 100.0% ownership interests. We subsequently sold the TownePlace Suites – Fayetteville in July 2017.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014, we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida. We subsequently sold the Hampton Inn — Fort Myers Beach in July 2017.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	Joint Venture:

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

In January 2015, we, through the Joint Venture, completed the acquisition of Lightstone I’s 100.0% membership interest in a portfolio of five limited service hotels (the “Hotel I Portfolio”), which were part of the LVP REIT Hotels. The five limited service hotels included in the Hotel I Portfolio were as follows:

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

Subsequently, on July 14, 2017, the Joint Venture disposed of its ownership interests in the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge.

•	Hyatt – New Orleans: In November 2017, the Joint Venture acquired a Hyatt Place Hotel (the “Hyatt – New Orleans”) located in New Orleans, Louisiana.

•	Residence Inn – Needham: In December 2017, we acquired a Residence Inn by Marriott (the “Residence Inn – Needham”) located in Needham, Massachusetts.

•	Courtyard – Paso Robles: In December 2017, we acquired a Courtyard by Marriott (the “Courtyard – Paso Robles”) located in Paso Robles, California.

•	Hilton Garden Inn - Long Island City: In March 2018, we acquired a 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a joint venture between us and our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. On March 27, 2018, the Hilton Garden Inn Joint Venture acquired a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”).

Related Parties

Our Advisor and its affiliates, and Lightstone SLP II, LLC are related parties. Certain of these entities have or will receive compensation and fees for services related to our offerings and will continue to receive compensation and fees for services provided for the investment and management of our assets. These entities have received and/or will receive fees during our offering stage (which was completed on September 27, 2014), acquisition, operational and liquidation stages. The compensation levels during our offering stage were based on percentages of the offering proceeds raised and the compensation levels during our acquisition and operational stages are based on the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements.

Primary Investment Objectives and Strategies

Our primary investment objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties.

Acquisition and Investment Policies

We have and/or intend to continue to acquire commercial (including full-service or select service hotels and retail properties) and residential real estate assets, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and intend to continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each property for seven to ten years.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

On September 25, 2015, the Board of Directors resolved that any future distributions declared to our shareholders of record each day during the applicable quarter would be targeted to be paid at a rate of $0.0019178 per day (the “Revised Annualized Distribution Rate”), which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00, which would be an increase over the prior quarterly distributions of an annualized rate of 6.5%. Commencing with the three-month period ended December 31, 2015, our Board of Directors has declared regular quarterly distributions at the Revised Annualized Distribution Rate.

Additionally, on February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2017 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

Total distributions declared during the years ended December 31, 2018 and 2017 were $12.6 million and $14.9 million, respectively.

On March 19, 2019, we declared the quarterly distribution for the three-month period ended March 31, 2019 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2019.

DRIP and Share Repurchase Programs

Our distribution reinvestment plan (the “DRIP”) provided our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program (the “Share Repurchase Program”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2017, we redeemed 0.7 million common shares at an average price per share of $9.60 per share. During 2018, we redeemed 0.3 million common shares or 58% of redemption requests received during the period, at an average price per share of $9.89 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Prior to December 13, 2018, the price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors amended our Share Repurchase Program to immediately change the price for all purchases under our Share Repurchase Program from the lesser of $10.00 per share or the purchase price per share to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2017.

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

Tax Status

We elected to be taxed as a REIT commencing with the taxable year ending December 31, 2009. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, (the “Code”), we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated.

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

Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay investments, which may in turn reduce our earnings per share and negatively affect our ability make distributions to stockholders.

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of properties and reputation in the industry enables us to compete with the other real estate investment companies.

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we operate to potentially offer existing owners the opportunity to contribute properties to Lightstone REIT II in tax-deferred transactions using our Operating Partnership units as transactional currency. As a result, we believe we may have a competitive advantage over most of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

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

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2018	Annualized Revenues based on rents as of December 31, 2018	Annualized Revenues per square foot as of December 31, 2018

Unconsolidated Affiliated Entitles:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	74%	$2.7 million	$17.58

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2018	Revenue per Available Room ("RevPAR") for the Year Ended December 31, 2018	Average Daily Rate for the Year Ended December 31, 2018

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	51,240	91%	$164.19	$180.54

(1) Acquired 50% joint venture ownership interest on March 27, 2018

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2018	Revenue per Available Room ("RevPAR") for the Year Ended December 31, 2018	Average Daily Rate for the Year Ended December 31, 2018

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	59,860	81.8%	$104.19	$127.31

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	85.9%	$106.83	$124.41

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	68.5%	$53.81	$78.53

Holiday Inn - Opelika	Opelika, Alabama	2009	31,755	66.0%	$68.24	$103.44

Aloft - Tucson	Tucson, Arizona	1971	56,210	68.1%	$96.13	$141.23

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	76.4%	$93.60	$122.58

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	74.8%	$81.13	$108.40

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	79.6%	$95.50	$119.95

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	63.0%	$65.21	$103.46

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	62.8%	$63.23	$100.68

Hampton Inn - Miami	Miami, Florida	1996	45,990	83.4%	$99.47	$119.21

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	84.8%	$113.66	$134.06

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	69.3%	$102.55	$147.93

Holiday Inn Express - Auburn	Auburn, Alabama	2002	29,930	61.5%	$69.14	$112.48

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,050	71.3%	$115.71	$162.36

Residence Inn - Needham	Needham, Massachusetts	2013	48,180	85.8%	$150.86	$175.90

Courtyard - Paso Robles	Paso Robles, California	2007	47,450	84.0%	$119.24	$142.02

		Hospitality Total	779,275	75.2%	$96.91	$128.86

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2018 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2019, we had approximately 17.8 million shares of common stock outstanding, held by a total of 5,292 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 19, 2019, our board of directors determined and approved our estimated NAV of approximately $183.9 million and resulting estimated NAV per Share of $10.00 after allocations of value to subordinated profits interests, or Subordinated Profits Interests, in our Operating Partnership held by Lightstone SLP II LLC, an affiliate of our Advisor, both as of December 31, 2018. From our inception through the termination of our Follow-On Offering on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of approximately $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, LLC (“Brownmill”), which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

We believe there have been no material changes between December 31, 2018 and the date of this filing to the net values of our assets and liabilities that existed as of December 31, 2018.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2018 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (‘‘Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our board of directors established the estimated NAV per Share as of December 31, 2018 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2018 was approved by our board of directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2018, Stanger prepared appraisal reports (the ‘‘Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on 19 properties (17 hospitality properties and two retail properties and collectively, the ‘‘Stanger Appraised Properties’’) of the 20 properties in which we held ownership interests as of December 31, 2018. Stanger also prepared a NAV report (the ‘‘December 2018 NAV Report’’) which estimated the NAV per Share as of December 31, 2018. The December 2018 NAV Report relied upon the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for the Hilton Garden Inn – Long Island City. Stanger’s estimated value of our mortgage notes payable and other debt, Stanger’s estimate of the allocation of value to the Subordinated Profits Interests, and our Advisor’s estimate of the value of our cash and cash equivalents, marketable equity securities, restricted escrows, other assets, other liabilities and other noncontrolling interests, to calculate estimated NAV per Share, all as of December 31, 2018.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018 as well as the comparable calculation as of December 31, 2017. Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2018		As of December 31, 2017
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$313,715	$17.55	$294,539	$16.18
Non-Real Estate Assets:
Cash and cash equivalents	27,293		44,449
Marketable securities	7,901		9,778
Restricted escrows	3,367		5,724
Other assets	4,278		4,774
Total non-real estate assets	42,839	2.40	64,725	3.56
Total Assets	356,554	19.95	359,264	19.74
Liabilities:
Mortgage notes payable	(154,143)		(144,942)
Margin loan	(5,060)		(6,642)
Other liabilities	(11,818)		(11,958)
Total liabilities	(171,021)	(9.57)	(163,542)	(8.99)
Other Non-Controlling Interests	(1,589)	(0.09)	(2,735)	(0.15)
Net Asset Value before Allocations to Subordinated Profits Interests	183,944	$10.29	192,987	$10.60
Allocations to Subordinated Profits Interests	(5,204)	(0.29)	(10,987)	(0.60)
Net Asset Value	$178,740	$10.00	$182,000	$10.00

Shares of Common Stock Outstanding(1)	17,874		18,199

Note:

(1)	Includes 0.2 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership ("common units")

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our board of directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2018. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2018 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our board of directors to deliver their reports to assist in the NAV calculation as of December 31, 2018 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our board of directors to assist our board of directors in calculating an estimated value per share of our common stock as of December 31, 2018. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: We have ownership interests in both consolidated and unconsolidated real estate properties (collectively, the ‘‘Real Estate Properties’’). As of December 31, 2018, on a collective basis, we wholly owned and consolidated the operating results and financial condition of 17 hospitality properties, or select services hotels, containing a total of 2,135 rooms. Additionally, as of December 31, 2018, we held a (i) 48.6% ownership interest in Brownmill, an affiliated real estate entity, which owns two retail properties and (ii) 50.0% ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity, which owns the Hilton Garden Inn – Long Island City, 183-room, limited-service hotel. We do not consolidate our ownership interests in Brownmill and the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 19 (17 hospitality properties and two retail properties) of the 20 properties in which we held ownership interests as of December 31, 2018. We also engaged another third party valuation firm to provide an appraisal report for the Hilton Garden Inn – Long Island City. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

Stanger and the other independent third-party valuation firm employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared an appraisal report for the Hilton Garden Inn – Long Island City, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the direct capitalization analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with each property.

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Our consolidated investments in real esate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of Stanger Appraised Properties and the Hilton Garden Inn - Long Island City as of December 31, 2018:

	Consolidated
	Real Estate Properties	Unconsolidated Real Estate Properties
	(17 hospitality properties)	(2 retail properties)	(1 hospitality property)
Weighted-average:
Exit capitalization rate	8.28%	7.58%	6.00%
Discount rate	10.15%	7.98%	7.00%
Annual market rent growth rate	3.08%	1.89%	3.03%
Annual net operating income growth rate	3.47%	3.12%	3.10%
Holding period (in years)	10	10	10

While we believe that the assumptions made by Stanger and the other third-party valuation firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated Real Estate Properties	Unconsolidated Real Estate Properties
	(17 hospitality properties)	(2 retail properties)	(1 hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(4,010)	$(277)	$(575)
Discount rate	$(4,750)	$(306)	$(455)
Decrease of 25 basis points:
Exit capitalization rate	$4,263	$296	$628
Discount rate	$4,857	$313	$469

As of December 31, 2018, the aggregate estimated fair value of the Real Estate Properties was approximately $313.7 million, including (i) our 17 consolidated select service hotels, which were valued at $288.9 million, (ii) our unconsolidated 48.6% membership interest in Brownmill, which was valued at $10.4 million, and (iii) our unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which was valued at 14.4 million, and the aggregate cost of the interests in the Real Estate Properties was approximately $316.2 million, including approximately $27.7 million of capital improvements invested subsequent to their acquisition. The estimated fair value of the Real Estate Properties compared to their original acquisition price plus subsequent capital improvements through December 31, 2018, results in an estimated overall decrease in the real estate value of 0.8%.

Cash and Cash Equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable Securities: The estimated values of our marketable securities are based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.40% to 6.35%.

Margin Loan: The estimated value of our margin loan which is due on demand ($5.1 million outstanding as of December 31, 2018) approximates its carrying value because of its short maturity.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the Subordinated Profits Interests at certain prescribed thresholds. In connection with our initial public offering and Follow-On Offering of common stock, Lightstone SLP II LLC acquired an aggregate of approximately $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, an approximately $5.2 million allocation of value was made to the Subordinated Profits Interests representing the amount of estimated distributions which would have been payable to the holder of the Subordinated Profits Interests, assuming a liquidation event as of December 31, 2018.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other noncontrolling interests less any allocations to the Subordinated Profits Interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our board of directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

Share Repurchase Program

Our share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares of common stock back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the shares of common stock for at least one year prior to offering the shares of common stock for sale to us through the Share Repurchase Program. Subject to the limitations described in the Registration Statement, we will also redeem shares of common stock upon the request of the estate, heir or beneficiary of a deceased stockholder.

Prior to December 13, 2018, the price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors amended our Share Repurchase Program to immediately change the price for all purchases under our Share Repurchase Program from the lesser of $10.00 per share or the purchase price per share to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2017.

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

From our inception through December 31, 2017, we redeemed 0.7 million common shares at an average price per share of $9.60 per share. During 2018, we redeemed 0.3 million common shares or 58% of redemption requests received during the period, at an average price per share of $9.89 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our board of directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We commenced regular quarterly distributions beginning with the fourth quarter of 2009. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have established or may establish.

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

Additionally, on February 28, 2017, our Board of Directors declared a special distribution, payable to stockholders of record on February 28, 2017, for the difference between the Revised Annualized Distribution Rate and the Initial Annualized Distribution Rate for the period from October 1, 2009 through September 30, 2015. This distribution was calculated based on stockholders of record each day during the applicable period at a rate of $0.000136986 per share per day, and equals a daily amount that, if paid each day for a 365-day period, would equal an 0.5% annualized rate based on the share price of $10.00. The Company had previously commenced making regular quarterly distributions to shareholders at the Revised Annualized Distribution Rate for quarterly periods commencing on October 1, 2015. Additionally, on February 28, 2017, the Board of Directors also declared a special distribution on the Subordinated Profits Interests for the period commencing with their issuance through December 31, 2017 at the Revised Annualized Distribution Rate. The special distributions declared on February 28, 2017 are collectively referred to as the “Catch-Up Distribution.” The Catch-Up Distribution, which was paid on March 15, 2017, totaled $6.3 million ($2.1 million and $4.2 million on common shares and Subordinated Profits Interests, respectively.)

Total distributions declared during the years ended December 31, 2018 and 2017 were $12.6 million and $14.9 million, respectively.

On March 19, 2019, we declared the quarterly distribution for the three-month period ended March 31, 2019 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2019.

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (the “Lightstone REIT II”), together with Lightstone Value Plus REIT II, LP (the “Operating Partnership” and collectively “the Company”, also referred to as “we”, “our” or “us”) has and intends to continue to acquire and operate commercial (including hospitality and retail properties) and residential real estate assets, as well as other real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through our Operating Partnership and generally include both portfolios and individual properties. Our commercial holdings currently consist of hospitality and retail (multi-tenanted shopping centers) properties. All of such properties have been and will continue to be acquired and operated by us alone or jointly with others.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as our sponsor (the ‘‘Sponsor’’) during our public offerings which terminated on September 27, 2014. Our Advisor, together with our board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner of our Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of our Operating Partnership. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

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

As of December 31, 2018, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 2018, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million.

Beginning with the year ended December 31, 2009, we qualified to be taxed as a real estate investment trust (a “REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2018, we continue to comply with the requirements for maintaining our REIT status.

To maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying distributions, if necessary to maintain our status as a REIT, and achieving appreciation of our assets over the long term.

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may also acquire and operate residential properties and make other real estate-related investments. We may acquire and operate all such properties alone or jointly with another party.

The following summarizes our completed properties and investments transactions from our inception through December 31, 2018:

Property and Investments Transactions

•	HGF: During 2009, we acquired a 32.42% Class D Member Interest in HG CMBS Finance, LLC (“HGF”), a real estate limited liability company that primarily invested in CMBS, which were sold by HGF during 2010.

•	Brownmill: We have an aggregate 48.6% equity interest in Brownmill, LLC (“Brownmill”), which includes two retail properties known as the Browntown Shopping Center and the Millburn Mall, located in Old Bridge, New Jersey and Vauxhall, New Jersey, respectively, which was acquired in June 2010 (with respect to a 26.25% equity interest), December 2010 (with respect to a 8.163% equity interest), December 2011 (with respect to a 5.587% equity interest), June 2012 (with respect to a 5.102% equity interest) and October 2012 (with respect to an 3.4776% equity interest). The equity interests we hold in Brownmill were contributed to us by Lightstone SLP II LLC in exchange for 48 Subordinated Profits Interests in our Operating Partnership.

•	TownePlace Suites – Metairie: In January 2011, we acquired a 95.0% ownership interest in a TownePlace Suites hotel (the “TownePlace Suites – Metairie”) located in Harahan, Louisiana and in August 2015, we acquired the remaining 5.0% ownership interest in the TownePlace Suites – Metairie and as a result, had a 100.0% ownership interest. We subsequently sold the TownePlace Suites – Metairie in July 2017.

•	CP Boston Joint Venture: In March 2011, we acquired a 20.0% ownership interest in LVP CP Boston Holdings, LLC (the “CP Boston Joint Venture”), a joint venture which owns a hotel and water park located in Danvers, Massachusetts, which we subsequently disposed of in February 2012 with an effective date of January 1, 2012.

•	Rego Park Joint Venture: In April 2011, we acquired a 10.0% ownership interest in LVP Rego Park, LLC(the “Rego Park Joint Venture”), a joint venture which owned a second mortgage loan secured by a residential apartment complex located in Queens, New York, which was paid in full in June 2013.

•	SpringHill Suites – Peabody: In July 2012, we acquired a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts.

•	Fairfield Inn – East Rutherford: In December 2012, we acquired an aggregate 87.7% ownership interest in a Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey as a result of the restructuring of our mortgage loan receivable secured by the Fairfield Inn – East Rutherford , which was previously acquired in June 2010;

•	Arkansas Hotel Portfolio: In June 2013, we acquired a 95.0% ownership interest in a portfolio comprised of two TownePlace Suites hotels located in Little Rock (the “TownePlace Suites – Little Rock”) and Johnson/Springdale, Arkansas (the “TownePlace Suites – Fayetteville”), and in June 2015, we acquired the remaining 5.0% ownership interest in these hotels and as a result, now have 100.0% ownership interests. We subsequently sold the TownePlace Suites – Fayetteville in July 2017.

•	Holiday Inn – Opelika: In April 2014, we acquired a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.

•	Aloft Tucson: In April 2014, we acquired an Aloft Hotel (the “Aloft — Tucson”) located in Tucson, Arizona.

•	Hampton Inn – Fort Myers Beach: In October 2014. we acquired a Hampton Inn Hotel (the “Hampton Inn — Fort Myers Beach”) located in Fort Myers Beach, Florida. We subsequently sold the Hampton Inn — Fort Myers Beach in July 2017.

•	Philadelphia Airport Hotel Portfolio: In December 2014, we acquired a portfolio comprised of two hotels and a land parcel located in Philadelphia, Pennsylvania, the Aloft Philadelphia Airport (the “Aloft - Philadelphia”) and the Four Points by Sheraton Philadelphia Airport (the “Four Points by Sheraton - Philadelphia”, and collectively, the “Philadelphia Airport Hotel Portfolio”).

•	Joint Venture:

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

Subsequently, on July 14, 2017, through the Joint Venture, we disposed of our ownership interests the Aloft – Rogers, the Fairfield Inn – Jonesboro, the Courtyard - Baton Rouge and the Residence Inn - Baton Rouge.

•	Hyatt – New Orleans: In November 2017, the Joint Venture acquired a Hyatt Place Hotel (the “Hyatt – New Orleans”) located in New Orleans, Louisiana.

•	Residence Inn – Needham: In December 2017, we acquired a Residence Inn by Marriott (the “Residence Inn – Needham”) located in Needham, Massachusetts.

•	Courtyard – Paso Robles: In December 2017, we acquired a Courtyard by Marriott (the “Courtyard – Paso Robles”) located in Paso Robles, California.

•	Hilton Garden Inn - Long Island City: In March 2018, we acquired a 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a joint venture between us and our Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”). On March 27, 2018, the Hilton Garden Inn Joint Venture acquired a 183-room, limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn - Long Island City”).

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Investments in Real Estate.

Accounting for Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding relative fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Real Estate Acquisitions

 Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the fair value to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to the acquisition of real estate operating properties that meet the definition of a business are expensed as incurred within general and administrative costs within the consolidated statements of operations.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, when applicable, and the periods over which the assets will be depreciated or amortized, are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. Differences in the amount attributed to the assets may be significant based upon the assumptions made in calculating these estimates.

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

The Company evaluates the long-lived assets for potential impairment on an annual basis and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Investments in Unconsolidated Entities.

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated affiliated entities. If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest or dividend income.

On a quarterly basis, we assess whether the value of our investments in unconsolidated entities have been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

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

Leasing activity at certain of our properties has also been outsourced to our Property Managers. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and Property Managers are expensed or capitalized to the basis of acquired assets, as appropriate.

From our inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed cash of approximately $12.9 million and equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million which will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by our Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a catch-up distribution on February 28, 2017, it also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. For the years ended December 31, 2018 and 2017, distributions on the Subordinated Profits Interests of $1.2 million and $0.9 million were declared and paid. Since inception through December 31, 2018, cumulative Subordinated Profits Interests distributions declared and paid were $6.3 million. Any future distributions at a 7% annualized rate of return to Lightstone SLP II, LLC will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle Lightstone SLP II, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

We elected to be taxed as a REIT commencing with the taxable year ending December 31, 2009. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

As of December 31, 2018 and 2017, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Results of Operations

Acquisition and Disposition Activities

The following summarizes our acquisition and disposition activities during the years ended December 31, 2018 and 2017.

2018:

On March 27, 2018, we acquired a 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in Long Island City, New York, that the Company does not consolidate but rather accounts for under the equity method of accounting.

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

See Notes 3, 4 and 5 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and dispositions.

Comparison of the year ended December 31, 2018 vs. December 31, 2017

Consolidated

Rental revenues

Rental revenues increased by $6.8 million to $80.1 million during the year ended December 31, 2018, compared to $73.3 million for the same period in 2017, resulting from an increase in revenues of $19.7 million related to the 2017 Acquired Hotels, a decrease in revenues of $14.0 million related to the 2017 Disposed Hotels and an increase in revenues of approximately $1.1 million related to the Same Store properties.

Property operating expenses

Property operating expenses increased by $5.0 million to $53.1 million during the year ended December 31, 2018 compared to $48.1 million for the same period in 2017 resulting from an increase in expenses of $11.8 million related to the 2017 Acquired Hotels, a decrease in expenses of $8.3 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $1.5 million related to the Same Store properties.

Real estate taxes

Real estate taxes increased by $0.7 million to $3.5 million during the year ended December 31, 2018 compared to $2.8 million for the same period in 2017 resulting from an increase in expense of $0.9 million related to the 2017 Acquired Hotels, a decrease in expense of $0.3 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.1 million related to Same Store properties.

General and administrative expenses

General and administrative expenses decreased by $0.7 million to $5.1 million during the year ended December 31, 2018 compared to $5.8 million for the same period in 2017 resulting from a decrease of $1.4 million in acquisition fees expensed related to the 2017 Acquired Hotels partially offset by a $0.7 million increase in asset management fees.

Depreciation and amortization

Depreciation and amortization expense increased by $1.7 million to $11.6 million during the year ended December 31, 2018 compared to $9.9 million for the same period in 2017 resulting from an increase in expenses of $2.8 million related to the 2017 Acquired Hotels, a decrease in expenses of $1.4 million related to the 2017 Disposed Hotels and an increase in expenses of approximately $0.3 million related to Same Store properties.

Interest expense

Interest expense was $9.8 million during the year ended December 31, 2018 compared to $7.3 million for the same period in 2017. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and an additional $0.4 million of deferred financing costs written off in the 2018 period related to the early extinguishment of several debt instruments.

Interest and dividend income

Interest and dividend income decreased by $0.5 million to $0.5 million during the year ended December 31, 2018 compared to $1.0 million for the same period in 2017. The decrease is mainly due to higher interest income in the 2017 period related to interest on cash that were temporarily held in restricted escrows by a qualified intermediary in connection with the sale of the 2017 Disposed Hotels.

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

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone I in the Joint Venture, and the interests held by minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, declared by our Board of Directors. For the year ended December 31, 2018, our primary sources of funds were $10.1 million of cash flows from our operations.

Our future sources of funds are expected to primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings (iii) distributions from our unconsolidated affiliated investments, (iv) proceeds from the sale of our operating properties and/or marketable securities and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $154.0 million and a margin loan of $5.1 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2018, our total borrowings aggregated $159.0 million which represented 84% of our net assets.

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

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the selective disposition of certain of our real estate assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

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

During our acquisition and development stage, payments include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Property Managers and/or other unaffiliated third party property managers a property management fee and our Advisor an asset management fee. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

Pursuant to an advisory agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period.

Pursuant to the related party arrangements described above, we have recorded the following amounts for the years indicated:

	2018	2017
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$285	$-
Acquisition fees (general and administrative costs)	-	936
Asset management fees (general and administrative costs)	2,979	2,226
Total	$3,264	$3,162

During the years ended December 31, 2018 and 2017, we did not incur any fees associated with payments to our Property Managers.

Other Related Party Transactions

From time to time, we purchase title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, before we purchase any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. During the year ended December 31, 2017 the Company paid approximately $0.2 million in fees to this title insurance agent, no amounts were paid during the year ended December 31, 2018.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Cash flows provided by operating activities	$10,146	$10,093
Cash flows (used in)/provided by investing activities	(18,248)	11,439
Cash flows used in financing activities	(11,411)	(18,026)
Net change in cash, cash equivalents and restricted cash	(19,513)	3,506
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667
Cash, cash equivalents and restricted cash, end of period	$30,660	$50,173

Our principal sources of cash flow were derived from cash flows from our operations. We currently expect to continue to own and operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are any distributions authorized by our Board of Directors and scheduled debt service on our borrowings.

Operating activities

Net cash flows provided by operating activities of $10.1 million for the year ended December 31, 2018 consists of the following:

•	cash inflows of approximately $10.0 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $18.2 million for the year ended December 31, 2018 consists primarily of the following:

•	capital expenditures of $6.7 million;

•	proceeds from the sale of marketable securities of $1.2 million;

•	$13.3 million related to the acquisition of our 50.0% interest in the Hilton Garden Inn Joint Venture;

•	distributions from our investment in Brownmill and the Hilton Garden Inn Joint Venture of $0.8 million ; and

•	purchase of a noncontrolling interest in a subsidiary of approximately $0.4 million.

Financing activities

The net cash used in financing activities of $11.4 million for the year ended December 31, 2018 consists primarily of the following:

•	debt principal payments $130.5 million;

•	net proceeds from mortgages payable of $140.0 million;

•	payment of loan fees and expenses of $1.1 million;

•	distributions to our common stockholders of $12.7 million;

•	aggregate distributions to our noncontrolling interests of $3.0 million;

•	redemptions and cancellation of common stock of $3.2 million;

•	contributions of $0.7 million from noncontrolling interests; and

•	net margin loan payments of $1.6 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

DRIP and Share Repurchase Programs

Our distribution reinvestment plan (the “DRIP”) provides our stockholders with an opportunity to purchase additional shares of our common stock at a discount by reinvesting distributions. On January 19, 2015, our Board of Directors suspended our DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program (the “Share Repurchase Program”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to restrictions. From our inception through December 31, 2017 we redeemed 0.7 million common shares at an average price per share of $9.60 per share. During 2018, we redeemed 0.3 million common shares or 58% of redemption requests received during the period, at an average price per share of $9.89 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Prior to December 13, 2018, the price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors amended our Share Repurchase Program to immediately change the price for all purchases under our Share Repurchase Program from the lesser of $10.00 per share or the purchase price per share to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2017.

Our Board of Directors reserves the right to terminate either program for any reason without cause by providing written notice of termination of the DRIP to all participants or written notice of termination of the Share Repurchase Program to all stockholders.

We currently have one operating segment. As of December 31, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill and a 50.0% joint venture ownership interest in the Hilton Garden Inn Joint Venture, both of which we account for under the equity method of accounting

Contractual Obligations

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2018.

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Payable	$179	$187	$140,200	$211	$13,208	$-	$153,985
Interest Payments(1)	9,293	9,310	4,278	742	670	-	24,293
Total Contractual Obligations	$9,472	$9,497	$144,478	$953	$13,878	$-	$178,278

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2017 was used.

In addition to the mortgage payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The outstanding balance of the margin loan was approximately $5.1 million as of December 31, 2018. The margin loan bears interest at Libor plus 0.85% (3.35% as of December 31, 2018).

Pursuant to our debt agreements, approximately $3.4 million and $5.2 million was held in lender restricted escrow accounts as of December 31, 2018 and 2017, respectively. Such escrows are subject to release in accordance with the applicable debt agreement for the payment of real estate taxes, insurance and capital improvements, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties and require the maintenance of certain ratios, including debt service coverage and fixed leverage charge ratio. We are currently in compliance with respect to all of our financial debt covenants.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and our non-recourse revolving credit facility (the “Revolving Loan”) requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of September 30, 2018 and December 31, 2018, we were not in compliance with our minimum debt yield financial covenant under the Revolving Loan, which could have been cured through a cumulative principal paydown of $1.1 million and $1.9 million, respectively, no later than 55 days after the applicable quarter end. However, we obtained waivers for this financial covenant from the lender and therefore, no principal paydowns were required.

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

	For the Years Ended
	December 31, 2018	December 31, 2017
Net (loss) income	$(2,374)	$37,416
FFO adjustments:
Depreciation and amortization of real estate assets	11,599	9,867
Gain on disposition of real estate and other assets, net	-	(37,465)
Adjustments to equity in earnings from unconsolidated entities, net	1,447	502
FFO	10,672	10,320
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	107	1,478
Adjustments to equity in earnings from unconsolidated entities, net	56	(86)
Amortization of above or below market leases and liabilities(2)	-	-
Mark-to-market adjustments(3)	(1)	(56)
Non-recurring (loss)/gain from extinguishment/sale of debt, derivatives or securities holdings(4)	440	638
MFFO	11,274	12,294
Straight-line rent(5)	-	-
MFFO - IPA recommended format(6)	$11,274	$12,294

Net (loss)/income	$(2,374)	$37,416
Less: income attributable to noncontrolling interests	(66)	(1,156)
Net (loss)/income applicable to Company's common shares	$(2,440)	$36,260
Net (loss)/income per common share, basic and diluted	$(0.14)	$1.98

FFO	$10,672	$10,320
Less: FFO attributable to noncontrolling interests	(296)	(402)
FFO attributable to Company's common shares	$10,376	$9,918
FFO per common share, basic and diluted	$0.58	$0.54

MFFO - IPA recommended format	$11,274	$12,294
Less: MFFO attributable to noncontrolling interests	(297)	(405)
MFFO attributable to Company's common shares	$10,977	$11,889

Weighted average number of common shares outstanding, basic and diluted	18,036	18,295

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our Follow On Offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2018

FFO	$62,614
Distributions	$72,738

For the year ended December 31, 2018, we paid distributions of $12.7 million. FFO attributable to the Company's common shares for the year ended December 31, 2018 was $10.4 million and cash flow from operations was $10.1 million. For the year ended December 31, 2017, we paid distributions of $15.0 million. FFO attributable to the Company's common shares for the year ended December 31, 2017 was $9.9 million and cash flow from operations was $10.1 million.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2018 and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP
Iselin, New Jersey
April 1, 2019

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017

Assets
Investment property:
Land and improvements	$40,584	$40,411
Building and improvements	216,029	214,518
Furniture and fixtures	38,362	36,268
Construction in progress	3,457	329
Gross investment property	298,432	291,526
Less accumulated depreciation	(38,550)	(26,982)
Net investment property	259,882	264,544

Investments in unconsolidated affiliated entities	17,721	5,140
Cash and cash equivalents	27,293	44,449
Marketable securities, available for sale	7,901	9,778
Restricted cash	3,367	5,724
Accounts receivable and other assets	4,703	5,337
Total Assets	$320,867	$334,972

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,107	$7,790
Margin loan	5,060	6,642
Mortgages payable, net	152,900	143,781
Due to related party	557	957
Distributions payable	3,154	3,211
Total liabilities	169,778	162,381

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 17,874 and 18,199, shares issued and outstanding, respectively	179	182
Additional paid-in-capital	151,538	155,162
Accumulated other comprehensive loss	(817)	(211)
Accumulated (deficit)/surplus	(13,277)	1,771
Total Company stockholders' equity	137,623	156,904

Noncontrolling interests	13,466	15,687

Total Stockholders' Equity	151,089	172,591

Total Liabilities and Stockholders' Equity	$320,867	$334,972

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017

Rental revenues	$80,141	$73,257

Expenses:
Property operating expenses	53,063	48,077
Real estate taxes	3,542	2,835
General and administrative costs	5,071	5,761
Depreciation and amortization	11,599	9,867

Total operating expenses	73,275	66,540

Operating income	6,866	6,717

Interest and dividend income	515	1,015
Loss on sale of marketable securities, available for sale	(31)	(638)
Interest expense	(9,824)	(7,308)
Other expense, net	(62)	(47)
Gain on disposition of real estate and other assets, net	-	37,465
Earnings from investments in unconsolidated affiliated entities	162	212

Net (loss)/income	(2,374)	37,416

Less: net income attributable to noncontrolling interests	(66)	(1,156)

Net (loss)/income applicable to Company's common shares	$(2,440)	$36,260

Net (loss)/income per Company's common share, basic and diluted	$(0.14)	$1.98

Weighted average number of common shares outstanding, basic and diluted	18,036	18,295

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017

Net (loss)/income	$(2,374)	$37,416

Other comprehensive (loss)/income:

Holding (loss)/gain on available for sale securities	(637)	607

Reclassification adjustment for loss included in net income	31	638

Other comprehensive (loss)/income	(606)	1,245

Comprehensive (loss)/income	(2,980)	38,661

Less: Comprehensive income attributable to noncontrolling interests	(66)	(1,156)

Comprehensive (loss)/income attributable to the Company's common shares	$(3,046)	$37,505

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional			Total	Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	(Deficit)/Surplus	Interests	Equity

BALANCE, December 31, 2016	18,411	$184	$157,259	$(1,456)	$(19,552)	$20,197	$156,632

Net income	-	-	-	-	36,260	1,156	37,416
Other comprehensive income	-	-	-	1,245	-	-	1,245
Distributions declared	-	-	-	-	(14,937)	-	(14,937)
Distributions paid to noncontrolling interests	-	-	-	-	-	(7,086)	(7,086)
Contributions from noncontrolling interests	-	-	-	-	-	1,420	1,420
Redemption and cancellation of shares	(212)	(2)	(2,097)	-	-	-	(2,099)

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net (loss)/income	-	-	-	-	(2,440)	66	(2,374)
Other comprehensive loss	-	-	-	(606)	-	-	(606)
Purchase of non-controlling interest in a subsidiary	-	-	(405)	-	-	-	(405)
Distributions declared	-	-	-	-	(12,608)	-	(12,608)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,953)	(2,953)
Contributions from noncontrolling interests	-	-	-	-	-	666	666
Redemption and cancellation of shares	(325)	(3)	(3,219)	-	-	-	(3,222)

BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,374)	$37,416
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	11,599	9,867
Amortization of deferred financing costs	773	590
Loss on sale of marketable securities, available for sale	31	638
Gain on disposition of real estate and other assets, net	-	(37,465)
Earnings from investments in unconsolidated affiliated entities	(162)	(212)
Other non-cash adjustments	123	6
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	481	(1,180)
Increase/(decrease) in accounts payable and other accrued expenses	75	(106)
(Decrease)/increase in due to related party	(400)	539

Net cash provided by operating activities	10,146	10,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(6,664)	(88,506)
Purchase of marketable securities	-	(8,719)
Purchase of noncontrolling interest in a subsidiary	(405)	-
Proceeds from sale of marketable securities	1,239	8,285
Proceeds from sale of investment property	-	99,472
Investments in unconsolidated affiliated entities	(13,266)	-
Distributions from unconsolidated affiliated entities	848	907

Net cash (used in)/provided by investing activities	(18,248)	11,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	140,000	43,000
Payment on mortgages payable	(130,524)	(40,398)
Payment of loan fees and expenses	(1,130)	(677)
(Payments)/proceeds on margin loan, net	(1,582)	2,788
Redemption and cancellation of common shares	(3,222)	(2,099)
Contribution from noncontrolling interests	666	1,420
Distributions to noncontrolling interests	(2,953)	(7,086)
Distributions to common stockholders	(12,666)	(14,974)

Net cash used in financing activities	(11,411)	(18,026)

Net change in cash, cash equivalents and restricted cash	(19,513)	3,506
Cash, cash equivalents and restricted cash, beginning of year	50,173	46,667

Cash, cash equivalents and restricted cash, end of period	$30,660	$50,173

See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

The Company currently has one operating segment. As of December 31, 2018, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, LLC (“Brownmill”) and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), both of which we account for under the equity method of accounting.

Structure

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ‘‘Sponsor’’) during its public offerings which terminated on September 27, 2014. The Company’s Advisor, together with its board of directors (the “Board of Directors”), is and will continue to be primarily responsible for making investment decisions and managing the Company’s day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner of the Company’s Advisor and the indirect owner and manager of Lightstone SLP II LLC, the associate general partner of the Operating Partnership. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company does not have any employees that are not also employed by its Sponsor or its affiliates. The Company depends substantially on its Advisor, which generally has responsibility for its day-to-day operations. Under the terms of an advisory agreement, the Advisor also undertakes to use its commercially reasonable best efforts to present to the Company investment opportunities consistent with its investment policies and objectives as adopted by the Company’s Board of Directors.

The Advisor has affiliated property managers (the “Property Managers”) that are related parties, which may manage certain of the properties the Company acquires. The Company also uses other unaffiliated third-party property managers, principally for the management of its hospitality properties.

As of December 31, 2018, the Advisor owned 20,000 shares of common stock of Lightstone REIT II which were issued on May 20, 2008 for $200, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of December 31, 2018, Lightstone REIT II held a 99% general partnership interest in the Operating Partnership’s common units.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Noncontrolling Interests

Partners of the Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at the Company’s option, an equal number of shares of our common stock, as allowed by the limited partnership agreement.

From the Company’s inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by the Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. See Note 5 for additional information.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of (i) membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I and (ii) the membership interests held by minority owners in certain of our hotels.

Operations - Operating Partnership Activity

The Operating Partnership commenced its operations on October 1, 2009. Since then the Company has acquired and/or may continue to acquire and operate commercial, residential and hospitality properties, and make real estate-related investments, principally in North America through its Operating Partnership. The Company’s current holdings consist of lodging properties and retail (primarily multi-tenanted shopping centers). All of the Company’s properties have been and will continue to be acquired and operated by the Company alone or jointly with others. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly.

Related Parties

The Advisor and its affiliates and Lightstone SLP II, LLC are related parties. Certain of these entities have or will receive compensation and fees for services related to the Company’s offerings and will continue to receive compensation and fees for services provided for the investment and management of the Company’s assets. These entities have and/or will receive fees during the Company’s offering stage (which was completed on September 27, 2014), acquisition, operational and liquidation stages. The compensation levels during the offering stage were based on percentages of the offering proceeds raised and the compensation levels during the acquisition and operational stages are based the cost of acquired properties and the annual revenue earned from such properties, and other such fees outlined in each of the respective agreements. See Note 10 for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2018, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2018 and 2017

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

Supplemental disclosure of cash flow information:	Year Ended December 31,
	2018	2017

Cash paid for interest	$9,156	$6,645
Distributions declared but not paid	$3,154	$3,211
Mortgage assumed for acquisition	$-	$14,000
Holding loss/gain in available for sale securities	$606	$1,245
Non-cash purchase of investment property	$242	$5
Restricted escrow deposits and related liability initially established related to assumption of mortgage payable	$-	$2,578

Marketable Securities

Marketable securities consist of debt securities that are designated as available-for-sale and are recorded at fair value. Unrealized holding gains or losses are reported as a component of accumulated other comprehensive income/(loss). Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Revenue Recognition

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

For the Years Ended December 31, 2018 and 2017

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
Revenues	2018	2017
Room	$75,520	$69,552
Food, beverage and other	4,621	3,705
Total revenues	$80,141	$73,257

Accounts Receivable

The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Real Estate Acquisitions

 Upon the acquisition of real estate operating properties that meet the definition of a business, the Company estimates the fair value of acquired tangible assets and identified intangible assets and liabilities and certain liabilities such as assumed debt and contingent liabilities, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. Based on these estimates, the Company evaluates the existence of goodwill or a gain from a bargain purchase and allocates the initial purchase price to the applicable assets, liabilities and noncontrolling interests, if any. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available and in no case later than within twelve months from the acquisition date. Fees incurred related to the acquisition of real estate operating properties that meet the definition of a business are expensed as incurred within general and administrative costs within the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

The Company evaluates the long-lived assets for potential impairment on a quarterly basis and records animpairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2018 and 2017, the Company did not recognize any impairment charges.

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

Investments in Unconsolidated Affiliated Entities

The Company evaluates all investments in other entities for consolidation. The Company considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under either the equity or cost method of accounting.

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated affiliated entities.

If an investment qualifies for the cost method of accounting, our investment is recorded initially at cost, and subsequently adjusted for cash contributions and distributions resulting from any capital events. Distributions received from the underlying entity are recorded as interest or dividend income.

On a quarterly basis, the Company assesses whether the value of its investments in unconsolidated entities have been impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Management believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2018 and 2017.

Income Taxes

The Company elected to be taxed as a REIT commencing with the taxable year ending December 31, 2009. If the Company remains qualified as a REIT, it generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could have a material adverse effect on its net income and net cash available for distribution to its stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"). When the Company purchases a hotel it establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company may be subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2018 and 2017, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values as of December 31, 2018 and 2017 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$153,985	$154,134	$144,509	$144,942

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

For the Years Ended December 31, 2018 and 2017

Basic and Diluted Net Earnings per Common Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard using the retrospective transition method, which resulted in an increase of $2.2 million in net cash provided by investing activities for the year ended December 31, 2017.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	December 31,
	2018	2017
Cash and cash equivalents	$27,293	$44,449
Restricted cash	3,367	5,724
Total cash, cash equivalents and restricted cash	$30,660	$50,173

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

Effective January 1, 2018, the Company adopted guidance issued by the FASB that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the previous revenue recognition guidance.  The new guidance requires companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Additionally, the sale of real estate is required to follow the new model. The Company adopted this standard using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have an impact on the amount and timing of revenue recognition for revenues from rooms and food, beverage and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of accumulated surplus.  The Company also considered and determined that presenting revenue disaggregated by rooms and food, beverage and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

In February 2016, the FASB issued an accounting standards update which supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases, with classification affecting the pattern of expense recognition in the statement of earnings. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. The standard offers several practical expedients for transition and certain expedients specific to lessees or lessors. Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company intends to apply the package of practical expedients and certain other transition expedients. For transition, the Company intends to recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We expect that the adoption of this standard will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations.

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

For the Years Ended December 31, 2018 and 2017

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

Financial Information

The following table provides the total amount of rental revenue and net income included in the Company’s consolidated statements of operations from the Courtyard – Paso Robles, the Residence Inn – Needham and the Hyatt – New Orleans since their respective dates of acquisition for the periods indicated:

	For the Years Ended December 31,
	2018	2017
Rental revenue	$21,473	$1,732
Net income/(loss)	$2,035	$(1,295)

The following table provides unaudited pro forma results of operations for the period indicated, as if the Courtyard – Paso Robles, the Residence Inn – Needham and the Hyatt – New Orleans had been acquired at the beginning of the earliest period presented. Such pro forma results are not necessarily indicative of the results that actually would have occurred had these acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

For the Year Ended December 31, 2017
Pro forma rental revenue	$95,242

Pro forma net income applicable to Company’s common shares	$38,911

Pro forma net income per Company's common share, basic and diluted	$2.13

4.	Disposition of Limited Service Hotels

On July 14, 2017, certain wholly and majority owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and certain subsidiaries of Phoenix American Hospitality, LLC (the “Buyers”), all unaffiliated third parties, entered into a purchase and sale agreement (the “Hotel Portfolio Agreement”) pursuant to which the Sellers disposed of their respective ownership interests in a portfolio of seven limited service hotels (the “Hotel Portfolio”) to the Buyers for a contractual sales price of $101.0 million on the same date.

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

On July 14, 2017, pursuant to the terms of the Hotel Portfolio Agreement, the Sellers completed the disposition of their ownership interests in the Hotel Portfolio for $101.0 million to the Buyers. The Seller’s net proceeds from the disposition of the Hotel Portfolio were approximately $65.2 million, after the (i) repayment of certain mortgage indebtedness and related costs (ii) payment of closing costs and expenses and (iii) pro rations and other working capital adjustments. In connection with the disposition, the Company recorded a gain on the disposition of real estate of $38.2 million during the third quarter of 2017.

Additionally, in connection with the disposition of the Hotel Portfolio, approximately $34.6 million of the proceeds were used towards the repayment of associated mortgage indebtedness and related costs (See Note 7).

Additionally, approximately $57.2 million of the proceeds from the disposition of the Hotel Portfolio were placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. These funds were subsequently used in connection with the acquisitions of the Hyatt – New Orleans, Residence Inn – Needham and Courtyard – Paso Robles during the fourth quarter of 2017 (see Note 3).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

			As of
Entity	Date of Ownership	Ownership %	December 31, 2018	December 31, 2017
Brownmill	Various	48.58%	$4,967	$5,140
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	12,754	-
Total investments in unconsolidated affiliated real estate entities			$17,721	$5,140

Brownmill

During 2010, 2011 and 2012, the Company entered into five separate contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% membership interest (34.4%, 5.6% and 8.6% in 2010, 2011 and 2012, respectively) in exchange for the Company issuing an aggregate of 48 units (33, 6 and 9 in 2010, 2011 and 2012, respectively) of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million, of which $3.3 million, $0.6 million and $0.9 million were in 2010, 2011 and 2012, respectively), to Lightstone SLP II LLC.

As of December 31, 2018, the Company owns a 48.6% membership interest in Brownmill, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the years ended December 31, 2018 and 2017, the Company received distributions from Brownmill aggregating $0.3 million and $0.9 million, respectively.

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

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenues	$3,462	$3,521
Property operating expenses	1,522	1,491
Depreciation and amortization	714	749
Operating income	1,226	1,281
Interest expense and other, net	(731)	(563)
Net income	$495	$718
Company's share of earnings	$240	$349
Additional depreciation and amortization expense (1)	(129)	(137)
Company's earnings from investment	$111	$212

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	December 31, 2018	December 31, 2017

Real estate, at cost (net)	$14,239	$14,697
Cash and restricted cash	1,055	727
Other assets	1,226	1,388
Total assets	$16,520	$16,812

Mortgage payable	$14,278	$14,485
Other liabilities	530	523
Members' capital	1,712	1,804
Total liabilities and members' capital	$16,520	$16,812

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and its Sponsor’s other public program, Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”), acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT III each have 50.0% joint venture ownership interest in the Hilton Garden Inn Joint Venture.

In connection with the acquisition, the Company paid an acquisition fee of $0.3 million payable to the Advisor, equal to 1.0% of the Company’s pro-rata share of the contractual purchase price which is reflected in the Company’s carrying value which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture, which is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each Member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the Members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.   During the year ended December 31, 2018, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.6 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

For the Period March 27, 2018 (date of investment) through December 31, 2018
Revenues	$9,044

Property operating expenses	5,502
General and administrative costs	62
Depreciation and amortization	1,914

Operating income	1,566

Interest expense and other, net	(1,465)
Net income	$101
Company's share of net income (50.00%)	$51

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

As of
December 31, 2018

Investment property, net	$58,799
Cash	554
Other assets	1,218
Total assets	$60,571

Mortgage payable, net	$34,766
Other liabilities	867
Members' capital	24,938
Total liabilities and members' capital	$60,571

6.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities:

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities	$8,718	$-	$(817)	$7,901

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities	$9,989	$-	$(211)	$9,778

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2018 and 2017, the Company did not recognize any impairment charges.

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

As of December 31, 2018 and 2017, all of the Company’s Debt Securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2018.

The fair values of the Company’s investments in Debt Securities are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in Debt Securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2018
Due in 1 year	$-
Due in 1 year through 5 years	4,725
Due in 5 year through 10 years	-
Due after 10 years	3,176
Total	$7,901

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.35% as of December 31, 2018).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

7.	Mortgages Payable

Mortgages payable consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2018	Maturity Date	Amount Due at Maturity	As of December 31, 2018	As of December 31, 2017

Revolving Loan, secured by fifteen properties	LIBOR + 3.50%	5.71%	May 2021	$140,000	$140,000	$-

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,985	14,000

Promissory Note, secured by two properties	(Repaid in full see below)				-	6,653

Revolving Loan, secured by nine properties	(Repaid in full see below)				-	73,616

Courtyard - Parsippany	(Repaid in full see below)				-	7,240

Hyatt – New Orleans	(Repaid in full see below)				-	18,000

Residence Inn – Needham	(Repaid in full see below)				-	25,000

Total mortgages payable		5.69%		$153,022	153,985	144,509

Less: Deferred financing costs					(1,085)	(728)

Total mortgages payable, net					$152,900	$143,781

On May 17, 2018, the Company, through two wholly owned subsidiaries, entered into a loan agreement with Western Alliance Bank (“Western Alliance”) providing for a non-recourse revolving credit facility (the “Revolving Loan”) of up to $140.0 million. The Revolving Loan bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Loan’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Loan provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Loan. On May 17, 2018, the Company received an initial advance of $123.8 million under the Revolving Loan and designated 13 of its hotel properties as collateral

The Company used the initial proceeds from the Revolving Loan towards the repayment in full of an aggregate of $123.8 million of existing mortgage indebtedness as follows:

•	$73.6 million of the proceeds were used to repay in full a non-recourse revolving loan, previously secured by nine of its hotel properties, with a scheduled maturity in May 2018;

•	$25.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Residence Inn by Marriott, Needham, Massachusetts, with a scheduled maturity in December 2020;

•	$18.0 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Hyatt Place, New Orleans, Louisiana, with a scheduled maturity in December 2020; and

•	$7.2 million of the proceeds were used to repay in full a non-recourse mortgage loan, secured by the Courtyard by Marriott, Parsippany, New Jersey, with a scheduled maturity in August 2018.

On June 6, 2018, the Company received the remaining proceeds available under the Revolving Loan of $16.2 million and designated two additional hotels as collateral. The Company used approximately $6.6 million of the proceeds to repay in full a non-recourse promissory note, secured by the SpringHill Suites – Peabody and the TownePlace Suites – Little Rock, with a scheduled maturity in August 2018. As of December 31, 2018, the Revolving Loan was fully drawn and collateralized by 15 of the Company’s hotels.

In connection with its acquisition of the Courtyard – Paso Robles on December 14, 2017, the Company assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles (the “Courtyard - Paso Robles Mortgage Loan”). The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments through its stated maturity. The fair value of the Courtyard – Paso Robles Mortgage Loan approximated its outstanding balance as of the date of assumption.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$179	$187	$140,200	$211	$13,208	$-	$153,985

Less: Deferred financing costs							(1,085)

Total principal maturities, net							$152,900

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $3.4 million and $5.2 million were held in restricted cash accounts as of December 31, 2018 and 2017, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our mortgages payable also contain clauses providing for prepayment penalties.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Loan requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of September 30, 2018 and December 31, 2018, the Company was not in compliance with its minimum debt yield financial covenant under the Revolving Loan, which could have been cured through a cumulative principal paydown of $1.1 million and $1.9 million, respectively, no later than 55 days after the applicable quarter end. However, the Company has obtained waivers for this financial covenant from Western Alliance and therefore, no principal paydowns were required.

8.	Stockholder’s Equity

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

For the Years Ended December 31, 2018 and 2017

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

For the Years Ended December 31, 2018 and 2017

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

Total distributions declared during the years ended December 31, 2018 and 2017 were $12.6 million and $14.9 million, respectively.

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

On March 19, 2019, we declared the quarterly distribution for the three-month period ended March 31, 2019 at the Revised Annualized Distribution Rate payable to stockholders of record on the close of business on the last day of the quarter, which will be paid on or about April 15, 2019.

The amount of distributions, if any, paid to our stockholders in the future will be determined by our Board of Directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

DRIP and Share Repurchase Programs

Our stockholders had the option to elect the receipt of shares of common stock in lieu of cash under our distribution reinvestment plan (the “DRIP”). On January 19, 2015, the Board of Directors suspended the Company’s DRIP effective April 15, 2015. For so long as the DRIP remains suspended, all future distributions will be in the form of cash.

Our share repurchase program (the “Share Repurchase Program”) may provide our stockholders with limited, interim liquidity by enabling them to sell their shares back to us, subject to restrictions. From our inception through December 31, 2017, we redeemed 0.7 million common shares at an average price per share of $9.60 per share. During 2018, we redeemed 0.3 million common shares or 58% of redemption requests received during the period, at an average price per share of $9.89 per share. We funded share redemptions for the periods noted above from the cumulative proceeds of the sale of shares of common shares pursuant to our DRIP and from our operating funds.

Prior to December 13, 2018, the price at which stockholders who have held shares of common stock for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

On December 13, 2018, our Board of Directors amended our Share Repurchase Program to immediately change the price for all purchases under our Share Repurchase Program from the lesser of $10.00 per share or the purchase price per share to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2017.

9.	Noncontrolling Interests

The Company’s noncontrolling interests consist of (i) parties that hold units in the Operating Partnership (ii) membership interests held by Lightstone I in the Joint Venture and (iii) the membership interests held by minority owners in certain of our hotels. The units include Subordinated Profits Interests, limited partner units, and common units. With respect to the units in the Operating Partnership, the noncontrolling interest in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 include (i) the 200 limited partner units held by the Advisor and (ii) 177 Subordinated Profits Interests units held by Lightstone SLP II LLC.

Share Description

See Note 1 for a discussion of rights related to the Subordinated Profits Interests. The limited partner and common units of the Operating Partnership have similar rights as those of the Company’s stockholders including distribution rights.

10.	Related Party and Other Transactions

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

Acquisition Fee

The Advisor is paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Residential/Retail/ Hospitality

The Property Managers is paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company may pay the Property Managers a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial

The Property Managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the Property Managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor or its affiliates are paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

The Advisor or its affiliates are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Lightstone SLP II, LLC has acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of the Catch-Up Distribution on February 28, 2017, it also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. For the years ended December 31, 2018 and 2017, distributions on the Subordinated Profits Interests of $1.2 million and $0.9 million were declared and paid. Since inception through December 31, 2018, cumulative Subordinated Profits Interests distributions declared and paid were $6.3 million. Any future distributions at a 7% annualized rate of return to Lightstone SLP II, LLC will always be subordinated until stockholders receive a stated preferred return, as described below.

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

For the Years Ended December 31, 2018 and 2017

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

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	2018	2017
Acquisition fees (capitalized and are reflected in the carrying value of the investment)	$285	$-
Acquisition fees (general and administrative costs)	-	936
Asset management fees (general and administrative costs)	2,979	2,226

Total	$3,264	$3,162

Other Related Party Transactions

From time to time, the Company purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by the Company of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. The Company did not use this title insurance agent during the year ended December 31, 2018 and paid approximately $159 in fees to this title insurance agent during the year ended December 31, 2017.

11.	Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving sixty days notice after the one year anniversary of the commencement of the respective agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2018, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2025 and 2037.

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2018 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2019 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors	2019	2008

Edwin J. Glickman	87	Director	2019	2008

George R. Whittemore	69	Director	2019	2008

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

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	58	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	66	President and Chief Operating Officer

Joseph Teichman	44	General Counsel

Seth Molod	55	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see ‘‘Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. Mr. Hochberg serves as President and Chief Operating Officer of Lightstone I, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises Limited. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Additionally, Mr. Hochberg serves on the board of directors of Belmond Ltd and through October 2014 served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I, Lightstone III and Lightstone IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises Limited. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman was also a director and officer of certain subsidiaries of Extended Stay that filed for Chapter 11 protection with Extended Stay. Extended Stay and its subsidiaries filed for bankruptcy protection on June 15, 2009 so they could reorganize their debts in the face of looming amortization payments. Extended Stay emerged from bankruptcy on October 8, 2010. Mr. Teichman is no longer affiliated with Extended Stay. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

SETH MOLOD is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone I, Lightstone III, Lightstone IV and Lightstone V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone I, Lightstone III, Lightstone IV and Lightstone V. Prior to the joining the Lightstone Group in August of 2018, Mr. Molod, served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonecapitalmarkets.com /sec-filings#doc-section or in print to any shareholder who requests it c/o Lightstone Value Plus Real Estate Investment Trust II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of Messrs. Edwin J. Glickman and George R. Whittemore each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Glickman is qualified as an audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Messrs. Glickman and Whittemore see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/ sec-filings#doc-section

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2018, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2019 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of the Lightstone REIT II Beneficially Owned	Percent of All Common Shares of the Lightstone REIT II

David Lichtenstein (1)	20,000	0.11%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.11%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, LLC, which is majority owned by David Lichtenstein. The Lightstone Group, LLC served as our Sponsor during our offerings which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

•	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

•	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

•	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

David Lichtenstein serves as the Chairman of our Board of Directors and our Chief Executive Officer. Our Advisor and its affiliated property managers (the “Property Managers”) are indirectly owned and controlled by subsidiaries of our Sponsor, The Lightstone Group, LLC, which is majority owned by Mr. Lichtenstein. On February 17, 2009, we entered into agreements with our Advisor and the Property Managers to pay certain fees, as described below, in exchange for services performed by these and other related party entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

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

We did not incur any fees to the Property Managers for the years ended December 31, 2018 and 2017.

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.95% of our average invested assets and we reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2018 and 2017 were $3.3 million and $3.2 million, respectively.

Sponsor

From our inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by the Lightstone Group, LLC, which served as our Sponsor during our offerings, acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will be repaid only after stockholders receive a stated preferred return and their net investment, may entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a catch-up distribution on February 28, 2017, it also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. For the years ended December 31, 2018 and 2017, distributions on the Subordinated Profits Interests of $1.2 million and $0.9 million were declared and paid. Since inception through December 31, 2018, cumulative Subordinated Profits Interests distributions declared and paid were $6.3 million. Any future distributions at a 7% annualized rate of return to Lightstone SLP II, LLC will always be subordinated until stockholders receive a stated preferred return. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

The Subordinated Profits Interests may also entitle Lightstone SLP II, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

From time to time, Lightstone purchases title insurance from an agent in which our Sponsor owns a 50% limited partnership interest. Because this title insurance agent receives significant fees for providing title insurance, our Advisor may face a conflict of interest when considering the terms of purchasing title insurance from this agent. However, prior to the purchase by Lightstone of any title insurance, an independent title consultant with more than 25 years of experience in the title insurance industry reviews the transaction, and performs market research and competitive analysis on our behalf. This process results in terms similar to those that would be negotiated at an arm’s-length basis. The Company paid approximately $159 in fees to this title insurance agent during the year ended December 31, 2017 and no amounts were paid during the year ended December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2018	Year ended December 31, 2017
Audit Fees (a)	$311,000	$291,000
Audit-Related Fees (b)	41,000	90,000
Tax Fees (c)	213,000	223,000

Total Fees	$565,000	$604,000

(a)	Fees for audit services consisted of the audit of the Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2018.

We have discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence and have discussed with the auditors the auditors’ independence.

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Audit Committee

George R. Whittemore

Edwin J. Glickman

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

The Company currently intends to hold its properties for a minimum of seven to ten years from the termination of the Company’s initial public offering, which occurred on September 27, 2014, prior to selling them. After seven to ten years, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually, merge or otherwise consolidate the Company with a publicly-traded REIT, or seek stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before September 27, 2024. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

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
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: April 1, 2019	By:	/s/ David Lichtenstein
David Lichtenstein

Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of	April 1, 2019
David Lichtenstein	Directors (Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	April 1, 2019
Seth Molod	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edwin J. Glickman	Director	April 1, 2019
Edwin J. Glickman

/s/ George R. Whittemore	Director	April 1, 2019
George R. Whittemore