Form 10-Q
period 2019-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2019-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑     No ☐

 Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐      No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2019, there were approximately 17.8 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$38,772	$40,584
Building and improvements	207,314	216,029
Furniture and fixtures	36,125	38,362
Construction in progress	2,093	3,457
Gross investment property	284,304	298,432
Less accumulated depreciation	(38,600)	(38,550)
Net investment property	245,704	259,882

Investments in unconsolidated affiliated entities	17,464	17,721
Cash and cash equivalents	22,377	27,293
Marketable securities, available for sale	8,426	7,901
Restricted cash	2,859	3,367
Accounts receivable and other assets	5,316	4,703
Assets held for sale	13,098	-
Total Assets	$315,244	$320,867

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,325	$8,107
Margin loan	4,867	5,060
Mortgages payable, net	152,956	152,900
Due to related party	588	557
Distributions payable	3,069	3,154
Liabilities held for sale	370	-
Total liabilities	170,175	169,778

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000 shares authorized, 17,782 and 17,874, shares issued and outstanding, respectively	178	179
Additional paid-in-capital	150,624	151,538
Accumulated other comprehensive loss	(292)	(817)
Accumulated deficit	(18,601)	(13,277)
Total Company stockholders' equity	131,909	137,623
Noncontrolling interests	13,160	13,466

Total Stockholders' Equity	145,069	151,089

Total Liabilities and Stockholders' Equity	$315,244	$320,867

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$17,764	$19,364

Expenses:
Property operating expenses	12,133	12,749
Real estate taxes	967	901
General and administrative costs	1,313	1,390
Depreciation and amortization	2,987	2,850

Total operating expenses	17,400	17,890

Operating income	364	1,474

Interest and dividend income	144	132
Interest expense	(2,440)	(2,392)
Earnings from investments in unconsolidated affiliated entities	(314)	59
Other expense, net	(34)	(10)

Net loss	(2,280)	(737)

Less: net loss/(income) attributable to noncontrolling interests	25	(18)

Net loss applicable to Company's common shares	$(2,255)	$(755)

Net loss per Company's common share, basic and diluted	$(0.13)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	17,799	18,162

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net loss	$(2,280)	$(737)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	525	(21)

Comprehensive loss	(1,755)	(758)

Less: Comprehensive loss/(income) attributable to noncontrolling interests	25	(18)

Comprehensive loss attributable to the Company's common shares	$(1,730)	$(776)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net (loss)/income	-	-	-	-	(755)	18	(737)
Other comprehensive loss	-	-	-	(21)	-	-	(21)
Distributions declared (a)	-	-	-	-	(3,131)	-	(3,131)
Contributions of noncontrolling interests	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	(313)	(313)
Redemption and cancellation of shares	(59)	(1)	(575)	-	-	-	(576)

BALANCE, March 31, 2018	18,140	$181	$154,587	$(232)	$(2,115)	$15,405	$167,826

(a) Distributions per share were $0.175.

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net loss	-	-	-	-	(2,255)	(25)	(2,280)
Other comprehensive income	-	-	-	525	-	-	525
Distributions declared (a)	-	-	-	-	(3,069)	-	(3,069)
Contributions of noncontrolling interests	-	-	-	-	-	33	33
Distributions to noncontrolling interests	-	-	-	-	-	(314)	(314)
Redemption and cancellation of shares	(92)	(1)	(914)	-	-	-	(915)

BALANCE, March 31, 2019	17,782	$178	$150,624	$(292)	$(18,601)	$13,160	$145,069

(a) Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,280)	$(737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,987	2,850
Amortization of deferred financing costs	103	99
Earnings from investments in unconsolidated affiliated entities	314	(59)
Other non-cash adjustments	37	35
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(703)	(1,336)
Increase in accounts payable and other accrued expenses	343	1,197
Increase/(decrease) in due to related party	31	(466)
Net cash provided by operating activities	832	1,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,609)	(405)
Investments in unconsolidated affiliated entities	(58)	(12,906)
Distributions from unconsolidated affiliated entities	-	62
Net cash used in investing activities	(1,667)	(13,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(46)	(95)
Payment of loan fees and expenses	-	(11)
Payment on margin loan	(193)	(220)
Redemption and cancellation of common shares	(915)	(576)
Distributions to noncontrolling interests	(314)	(313)
Contributions of noncontrolling interests	33	13
Distributions to common stockholders	(3,154)	(3,211)
Net cash used in financing activities	(4,589)	(4,413)

Net change in cash, cash equivalents and restricted cash	(5,424)	(16,079)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of period	$25,236	$34,094

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$2,313	$2,079
Distributions declared but not paid	$3,069	$3,131
Holding gain/loss on marketable securities, available for sale	$525	$21
Accrual of acquisition fee	$-	$285
Investment property acquired but not paid	$184	$36

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$22,377	$28,733
Restricted cash	2,859	5,361
Total cash and restricted cash	$25,236	$34,094

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of March 31, 2019.

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

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

The Sponsor has various majority owned and controlled affiliated property managers, which may manage certain of the properties the Company acquires. However, the Company also contracts with other unaffiliated third-party property managers, principally for the management of its hospitality properties.

The Company’s shares of common stock are not currently listed on a national securities exchange. The Company may seek to list its shares of common stock for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its shares of common stock until they are listed for trading. In the event the Company does not obtain listing prior to the tenth anniversary of the completion or termination of the Follow-on Offering, which was terminated on September 27, 2014,  its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Assets Held for Sale

During the first quarter of 2019, two of the Company’s limited service hotels, a Holiday Inn located in Opelika, Alabama and a Holiday Inn Express located in Auburn, Alabama (collectively, the “Alabama Hotels”) met the criteria to be classified as held for sale and therefore, their associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of March 31, 2019 (See Note 6).

Noncontrolling Interests

Partners of Operating Partnership

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. The limited partner has the right to convert Operating Partnership common units into cash or, at the Company’s option, an equal number of shares of the common stock of the Company, as allowed by the limited partnership agreement.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

From the Company’s inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by the Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill LLC (“Brownmill”), which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. See Notes 4 and 9 for additional information.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of (i) a 2.5% membership interest held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I that currently owns 8 of our hotels as of March 31, 2019 and (ii) the membership interests held by minority owners in certain of our hotels.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2019, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2018 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
	2019	2018
Revenues
Room	$16,421	$18,247
Food, beverage and other	1,343	1,117
Total revenues	$17,764	$19,364

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Recently Adopted Accounting Pronouncements

 In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date consolidated statement of stockholders’ equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use lease asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting.  The Company adopted the ASU on January 1, 2019, using the modified retrospective approach, whereby the Company applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, the Company elected the following  practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, (iii) an entity need not reassess initial direct costs for any existing leases and (iv) an entity need not allocate consideration to lease and non-lease components of a contract. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use lease assets and related lease liabilities for leases with a term greater than one year.

The implementation of the ASU had no cumulative effect on accumulated deficit and the adoption resulted in the recognition of right-of-use lease assets of $0.3 million and related lease liabilities of $0.3 million as of January 1, 2019.

New Accounting Pronouncements

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Leases

On January 1, 2019, the Company adopted the ASU and elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. The Company has operating leases related to land used as a parking lot and vehicles. These leases have remaining terms of 3 months to 3 years, some of which include options to extend the leases for additional years. One of our leases contains renewal options which are solely at the Company’s discretion and are not included in the lease term since it is not considered reasonably certain the Company will exercise those options. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consequently on January 1, 2019, the Company recognized right-of-use lease assets of $0.3 million and related lease liabilities of $0.3 million. Since most of the Company's leases do not provide an implicit rate, we used our incremental borrowing rate of 5.7% calculated based on information available at adoption.

As of March 31, 2019, the Company's right-of-use lease assets of $0.3 million are included in accounts receivable and other assets and its related lease liabilities of $0.3 million are presented in accounts payable and accrued expenses on the Company's consolidated balance sheets.

During the three months ended March 31, 2019, the Company's total operating lease cost, which is included in property operating expenses on the Company's consolidated statements of operations, was $44 and the operating cash outflows from operating leases was $44. As of March 31, 2019, the weighted average operating lease term was 25 months.

The adoption of this standard had minimal impact on the Company's statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The maturity of the lease liabilities for the Company’s operating leases is as follows:

2019	$124
2020	160
2021	51
2022	-
2023	-
Thereafter	-
Total lease payments	$335
Less: Imputed interest	$(32)
Present value of lease liabilities	$303

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2019	December 31, 2018
Brownmill	Various	48.58%	$4,975	$4,967
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	12,489	12,754
Total investments in unconsolidated affiliated real estate entities			$17,464	$17,721

Brownmill

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Company’s Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% equity interest in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of March 31, 2019, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenue	$909	$961

Property operating expenses	462	461
Depreciation and amortization	175	178

Operating income	272	322

Interest expense and other, net	(190)	(212)
Net income	$82	$110
Company's share of net income	$40	$53
Additional depreciation and amortization expense (1)	(32)	(32)
Company's earnings from investment	$8	$21

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	March 31, 2019	December 31, 2018

Real estate, at cost (net)	$14,089	$14,239
Cash and restricted cash	1,122	1,055
Other assets	1,322	1,226
Total assets	$16,533	$16,520

Mortgage payable	$14,222	$14,278
Other liabilities	516	530
Members' capital	1,795	1,712
Total liabilities and members' capital	$16,533	$16,520

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

Subsequent to the Company’s acquisition through March 31, 2019, the Company has made an aggregate of $0.7 million (including $0.1 million during the three months ended March 31, 2019) of additional capital contributions to the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended March 31, 2019	For the period March 27, 2018 through March 31, 2018

Revenues	$2,008	$169

Property operating expenses	1,505	69
Depreciation and amortization	642	-
Operating (loss)/income	(139)	100
Interest expense	(506)	(24)

Net (loss)/income	$(645)	$76

Company's share of net (loss)/income (50.00%)	$(323)	$38

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	March 31, 2019	December 31, 2018

Investment property, net	$58,237	$58,799
Cash	745	554
Other assets	1,136	1,218

Total assets	$60,118	$60,571

Mortgage payable, net	$34,780	$34,766
Other liabilities	930	867
Members' capital	24,408	24,938

Total liabilities and members' capital	$60,118	$60,571

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(292)	$8,426

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(817)	$7,901

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of March 31, 2019 and December 31, 2018, the Company did not recognize any impairment charges.

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

As of March 31, 2019 and December 31, 2018, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2019
Due in 1 year	$-
Due in 1 year through 5 years	5,031
Due in 5 year through 10 years	-
Due after 10 years	3,395
Total	$8,426

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.11% as of March 31, 2019). As of March 31, 2019 and December 31, 2018, the outstanding balance of the margin loan was approximately $4.9 million and $5.1 million, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Assets Held for Sale

On February 11, 2019, certain wholly owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and VAH Investments, LLC (the “Buyer”), an unaffiliated third party, entered into purchase and sale agreements (the “Alabama Hotel Agreements”) pursuant to which the Sellers would dispose of the Alabama Hotels to the Buyers for an aggregate contractual sales price of $13.3 million.

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.; and

•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

As of March 31, 2019, the Alabama Hotels met the criteria to be classified as held for sale and therefore, their associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of March 31, 2019.

On May 9, 2019, pursuant to the terms of the Alabama Hotel Agreements, the Sellers completed the disposition of the Alabama Hotels to the Buyer for an aggregate contractual sales price of $13.3 million. Approximately $8.2 million of the proceeds were used towards the repayment the Revolving Credit Facility.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
March 31, 2019

Net investment property	$12,750
Other assets	348

Total assets held for sale	$13,098

Accounts payable and accrued expenses	370

Total liabilities held for sale	$370

7.	Mortgages payable, net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2019	Maturity Date	Amount Due at Maturity	As of March 31, 2019	As of December 31, 2018

Revolving Credit Facility, secured by fifteen properties	LIBOR + 3.50%	6.00%	May 2021	$140,000	$140,000	$140,000

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,938	13,985

Total mortgages payable		5.95%		$153,022	153,938	153,985

Less: Deferred financing costs					(982)	(1,085)

Total mortgages payable, net					$152,956	$152,900

Revolving Credit Facility

On May 17, 2018, the Company, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On May 15, 2019, the Company entered into a loan modification agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15%, effective as of May 15, 2019 and modified the requirements under the minimum debt yield ratio, effective as of March 31, 2019. As of March 31, 2019 and December 31, 2018, the Revolving Credit Facility was fully drawn and collateralized by 15 of the Company’s hotels.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2019:

	Remainder of
	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$132	$187	$140,200	$211	$13,208	$-	$153,938

Less: deferred financing costs							(982)

Total principal maturities, net							$152,956

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $2.9 million and $3.4 million were held in restricted cash accounts as of March 31, 2019 and December 31, 2018, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.

Debt Compliance

Certain of the Company’s debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of March 31, 2019, the Company was in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

8.	Equity

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Acquisition Fees (1)	$-	$285
Asset Management Fees (general and administrative costs)	775	687
Development fees (2)	5	-

Total	$780	$972

(1) The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2) Generally, capitalized and amortized over the estimated useful life of the associated asset.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In connection with the Company’s Offering and Follow-On Offering, Lightstone SLP II LLC, an affiliate of the Company’s Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests in Brownmill valued at $4.8 million to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million, which are included in noncontrolling interests in the consolidated balance sheets. These Subordinated Profit Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership.

During the three months ended March 31, 2019, distributions of $0.3 million were declared and paid on the Subordinated Profits Interests.

10.	Financial Instruments

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

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$153,938	$154,201	$153,985	$154,134

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

11.	Commitments and Contingencies

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

12.	Subsequent Events

Distribution Payments

On April 15, 2019, the distribution for the three-month period ending March 31, 2019 of $3.1 million was paid in cash.

Disposition of Alabama Hotels

On May 9, 2019 the Sellers completed the disposition of the Alabama Hotels to the Buyer for an aggregate contractual sales price of $13.3 million. Approximately $8.2 million of the proceeds were used towards the repayment the Revolving Credit Facility. (See Note 6).

Distribution Declaration

On May 14, 2019, the Board of Directors authorized and the Company declared a distribution for the three-month period ending June 30, 2019. The distribution will be calculated based on shareholders of record each day during this three-month period at a rate of $0.0019178 per day, and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a share price of $10.00. The distribution will be paid in cash on or about July 15, 2019 to shareholders of record as of June 30, 2019.

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by us with the United States Securities and Exchange Commission (the “SEC”), contain or will contain, forward-looking statements. All statements, other than statements of historical facts, including, among others, statements regarding our possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Lightstone Value Plus Real Estate Investment Trust II, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements.

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

As of March 31, 2019, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of March 31, 2019, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

From our inception through the termination of the Follow-On Offering, Lightstone SLP II LLC, which is wholly owned by our Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill LLC (“Brownmill”), which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million.

Beginning with the year ended December 31, 2009, we qualified to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of March 31, 2019, we continue to comply with the requirements for maintaining our REIT status.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2019	Annualized Revenues based on rents as of March 31, 2019	Annualized Revenues per square foot as of March 31, 2019

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	74%	$ 2.6 million	$16.41

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2019	Revenue per Available ("RevPAR") for the Three Months Ended March 31, 2019	Average Daily Rate For the Three Months Ended March 31, 2019

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	16,470	84%	$110.71	$131.78

(1) Acquired 50% joint venture ownership interest on March 27, 2018

Consolidated Properties:
Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2019	Revenue per Available Room ("RevPAR") for the Three Months Ended March 31, 2019	Average Daily Rate For the Three Months Ended March 31, 2019

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	14,760	53.3%	$48.86	$91.60

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	63.6%	$69.52	$109.28

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	66.6%	$50.53	$75.84

Holiday Inn - Opelika (2)	Opelika, Alabama	2009	7,830	70.6%	$68.44	$96.95

Aloft - Tucson	Tucson, Arizona	1971	13,860	81.6%	$134.80	$165.11

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	60.4%	$65.26	$108.04

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	59.9%	$59.42	$99.14

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	73.7%	$83.77	$113.72

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,180	46.4%	$43.48	$93.68

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,730	38.2%	$34.60	$90.62

Hampton Inn - Miami	Miami, Florida	1996	11,340	87.3%	$128.56	$147.27

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	87.1%	$156.47	$179.68

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	56.1%	$88.72	$158.07

Holiday Inn Express - Auburn (2)	Auburn, Alabama	2002	7,380	66.8%	$64.31	$96.25

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,300	70.4%	$126.59	$179.87

Residence Inn - Needham	Needham, Massachusetts	2013	11,880	72.2%	$103.81	$143.74

Courtyard - Paso Robles	Paso Robles, California	2007	11,700	72.3%	$93.78	$129.67

		Hospitality Total	192,150	66.2%	$85.46	$129.07

(2) Classified as held for sale as of March 31, 2019 and disposed of on May 9, 2019.

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of March 31, 2019, we majority owned and consolidated the operating results and financial condition of 17 limited service hotels containing a total of 2,135 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which owns two retail properties, and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operate a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”), both of which we account for under the equity method of accounting. We acquired our 50.0% ownership interest in the Hilton Garden Inn Joint Venture on March 27, 2018.

For the Three Months Ended March 31, 2019 vs. March 31, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2019 and 2018 are attributable to all 17 of our consolidated hospitality properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 71.8% to 66.2% for the 2018 and 2019 periods, respectively, (ii) revenue per available room (“RevPAR”) from $94.96 to $85.46 for the 2018 and 2019 periods, respectively, and (iii) the average daily rate per room (“ADR”) from $132.25 to $129.07 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $1.6 million to $17.8 million during the three months ended March 31, 2019 compared to $19.4 million during the same period in 2018. The decrease is attributable to the lower percentage of rooms occupied, RevPAR and ADR during the 2019 period compared to the 2018 period.

Property operating expenses

Property operating expenses decreased by $0.6 million to $12.1 million during the three months ended March 31, 2019 compared to $12.7 million during the same period in 2018. The decrease in expenses associated with operating the properties primarily resulted from the lower occupancy during the three months ended March 31, 2019 as compared to the 2018 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $1.0 million during the three months ended March 31, 2019 compared to $0.9 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $1.3 million during the three months ended March 31, 2019 compared to $1.4 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $3.0 million during the three months ended March 31, 2019 compared to $2.9 million for the same period in 2018.

Interest expense

Interest expense was relatively unchanged at $2.4 million during both the three months ended March 31, 2019 and 2018.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the three months ended March 31, 2019 was a loss of $0.3 million compared to a gain of $0.1 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and Brownmill. We account for our ownership interest in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, in a joint venture formed with us that currently owns 8 of our hotels, and the interests held by minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, declared by our Board of Directors. For the three months ended March 31, 2019, our primary sources of funds were $0.8 million of cash flows from our operations.

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

We currently have mortgage indebtedness totaling $154.0 million and a margin loan of $4.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2019, our total borrowings aggregated $158.8 million which represented 85% of our net assets.

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

During our acquisition and development stage, payments include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Property Managers and/or other third-party property managers a property management fee and our Advisor an asset management fee. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

Pursuant to an advisory agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period.

Pursuant to the various agreements discussed above, the following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Acquisition Fees (1)	$-	$285
Asset Management Fees (general and administrative costs)	775	687
Development fees (2)	5	-

Total	$780	$972

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$832	$1,868
Net cash used in investing activities	(1,667)	(13,534)
Net cash used in financing activities	(4,589)	(4,413)
	(5,424)	(16,079)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of the period	$25,236	$34,094

Our principal sources of cash flow were derived from cash flows from our operations. We currently expect to continue to own and operate properties which should provide a relatively consistent stream of cash flow to provide us with resources to fund our operating expenses, scheduled debt service and any distributions authorized by our Board of Directors.

Our principal demands for liquidity currently are distributions authorized by our Board of Directors and scheduled debt service on our borrowings.

Operating activities

Net cash flows provided by operating activities of $0.8 million for the three months ended March 31, 2019 consists of the following:

•	cash inflows of approximately $1.2 million from our net income after adjustment for non-cash items; and

•	cash outflows of approximately $0.4 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash used in investing activities of $1.7 million for the three months ended March 31, 2019 consists primarily of the following:

•	capital expenditures of $1.6 million; and

•	$0.1 million of additional capital contributions to the Hilton Garden Inn Joint Venture.

Financing activities

The net cash used in financing activities of $4.6 million for the three months ended March 31, 2019 consists primarily of the following:

•	distributions to our common shareholders of $3.2 million;

•	aggregate distributions to our noncontrolling interests of $0.3 million;

•	redemptions and cancellation of common stock of $0.9 million; and

•	net margin loan payments of $0.2 million.

We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2018 we redeemed approximately 1.0 million common shares at an average price per share of $9.69 per share. For the three months ended March 31, 2019, we redeemed 0.1 million common shares at an average price per share of $10.00 per share.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of March 31, 2019.

Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$132	$187	$140,200	$211	$13,208	$-	$153,938
Interest payments	6,993	9,298	4,273	742	670	-	21,976
Total	$7,125	$9,485	$144,473	$953	$13,878	$-	$175,914

Revolving Credit Facility

On May 17, 2018, the Company, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank of up to $140.0 million. The Revolving Credit Facility bears interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

On May 15, 1019, we entered into a loan modification agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15%, effective as of May 15, 2019 and modified the requirements under the minimum debt yield ratio, effective as of March 31, 2019.  As of March 31, 2019 and December 31, 2018, the Revolving Credit Facility was fully drawn and collateralized by 15 of the Company’s hotels.

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of March 31, 2019, we were in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

In addition to the mortgages payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $4.9 million as of March 31, 2019 and is due on demand. The margin loan bears interest at Libor plus 0.85% (3.11% as of March 31, 2019).

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

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT's definition.

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

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(2,280)	$(737)
FFO adjustments:
Depreciation and amortization of real estate assets	2,987	2,850
Adjustments to equity in earnings from unconsolidated affiliated entities	438	119
FFO	1,145	2,232
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	73
Adjustments to equity in earnings from unconsolidated affiliated entities	(4)	(13)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)		(6)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-
MFFO	1,141	2,286
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$1,141	$2,286

Net loss	$(2,280)	$(737)
Less: loss/(income) attributable to noncontrolling interests	25	(18)
Net loss applicable to Company's common shares	$(2,255)	$(755)
Net loss per common share, basic and diluted	$(0.13)	$(0.04)

FFO	$1,145	$2,232
Less: FFO attributable to noncontrolling interests	(34)	(75)
FFO attributable to Company's common shares	$1,111	$2,157
FFO per common share, basic and diluted	$0.06	$0.12

MFFO - IPA recommended format	$1,141	$2,286
Less: MFFO attributable to noncontrolling interests	(34)	(76)
MFFO attributable to Company's common shares	$1,107	$2,210

Weighted average number of common shares outstanding, basic and diluted	17,799	18,162

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2019

FFO	$63,725
Distributions declared	$75,807

Distribution Payments

On April 15, 2019, the distribution for the three-month period ending March 31, 2019 of $3.1 million was paid in cash.

The amount of distributions paid to our stockholders in the future will be determined by our Board and is dependent on a number of factors, including funds available for payment of dividends, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the three months ended March 31, 2019, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 15, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

Date: May 15, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

