Form 10-Q
period 2019-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2019-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐    No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 10, 2019, there were approximately 17.7 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$38,803	$40,584
Building and improvements	208,907	216,029
Furniture and fixtures	37,614	38,362
Construction in progress	2,225	3,457
Gross investment property	287,549	298,432
Less accumulated depreciation	(41,423)	(38,550)
Net investment property	246,126	259,882

Investments in unconsolidated affiliated entities	17,317	17,721
Cash and cash equivalents	24,214	27,293
Marketable securities, available for sale	8,672	7,901
Restricted cash	2,820	3,367
Accounts receivable and other assets	5,723	4,703
Total Assets	$304,872	$320,867

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$9,333	$8,107
Margin loan	4,908	5,060
Mortgages payable, net	144,847	152,900
Due to related party	692	557
Distributions payable	3,088	3,154
Total liabilities	162,868	169,778

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.7 million and 17.9 million shares issued and outstanding, respectively	177	179
Additional paid-in-capital	149,725	151,538
Accumulated other comprehensive loss	(46)	(817)
Accumulated deficit	(20,676)	(13,277)
Total Company stockholders' equity	129,180	137,623
Noncontrolling interests	12,824	13,466

Total Stockholders' Equity	142,004	151,089

Total Liabilities and Stockholders' Equity	$304,872	$320,867

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$20,921	$21,468	$38,685	$40,832

Expenses:
Property operating expenses	13,087	13,712	25,220	26,461
Real estate taxes	906	799	1,873	1,700
General and administrative costs	1,098	1,247	2,411	2,637
Depreciation and amortization	2,829	2,870	5,816	5,720

Total operating expenses	17,920	18,628	35,320	36,518

Operating income	3,001	2,840	3,365	4,314

Interest and dividend income	139	129	283	261
Loss on sale of marketable securities, available for sale	-	(31)	-	(31)
Earnings from investments in unconsolidated affiliated entities	157	88	(157)	147
Interest expense	(2,324)	(2,661)	(4,764)	(5,053)
Other income/(expense), net	82	(36)	48	(46)

Net income/(loss)	1,055	329	(1,225)	(408)

Less: net income attributable to noncontrolling interests	(42)	(29)	(17)	(47)

Net income/(loss) applicable to Company's common shares	$1,013	$300	$(1,242)	$(455)

Net income/(loss) per Company's common share, basic and diluted	$0.06	$0.02	$(0.07)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	17,713	18,097	17,756	18,129

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net income/(loss)	$1,055	$329	$(1,225)	$(408)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	246	(330)	771	(351)
Reclassification adjustment for loss included in net income	-	31	-	31

Other comprehensive income/(loss)	246	(299)	771	(320)

Comprehensive income/(loss)	1,301	30	(454)	(728)

Less: Comprehensive income attributable to noncontrolling interest	(42)	(29)	(17)	(47)

Comprehensive income/(loss) attributable to the Company's common shares	$1,259	$1	$(471)	$(775)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional				Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, March 31, 2018	18,140	$181	$154,587	$(232)	$(2,115)	$15,405	$167,826

Net income	-	-	-	-	300	29	329
Other comprehensive loss	-	-	-	(299)	-	-	(299)
Distributions declared (a)	-	-	-	-	(3,154)	-	(3,154)
Contributions of noncontrolling interests	-	-	-	-	-	631	631
Distributions to noncontrolling interests	-	-	-	-	-	(1,018)	(1,018)
Redemption and cancellation of shares	(67)	-	(667)	-	-	-	(667)

BALANCE, June 30, 2018	18,073	$181	$153,920	$(531)	$(4,969)	$15,047	$163,648

(a) Distributions per share were $0.175.

			Additional				Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net loss	-	-	-	-	(455)	47	(408)
Other comprehensive loss	-	-	-	(320)	-	-	(320)
Distributions declared (a)	-	-	-	-	(6,285)	-	(6,285)
Contributions of noncontrolling interests	-	-	-	-	-	644	644
Distributions to noncontrolling interests	-	-	-	-	-	(1,331)	(1,331)
Redemption and cancellation of shares	(126)	(1)	(1,242)	-	-	-	(1,243)

BALANCE, June 30, 2018	18,073	$181	$153,920	$(531)	$(4,969)	$15,047	$163,648

(a) Distributions per share were $0.175.

			Additional				Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, March 31, 2019	17,782	$178	$150,624	$(292)	$(18,601)	$13,160	$145,069

Net income	-	-	-	-	1,013	42	1,055
Other comprehensive income	-	-	-	246	-	-	246
Distributions declared (a)	-	-	-	-	(3,088)	-	(3,088)
Contributions of noncontrolling interests	-	-	-	-	-	24	24
Distributions to noncontrolling interests	-	-	-	-	-	(402)	(402)
Redemption and cancellation of shares	(90)	(1)	(899)	-	-	-	(900)

BALANCE, June 30, 2019	17,692	$177	$149,725	$(46)	$(20,676)	$12,824	$142,004

(a) Distributions per share were $0.175.

			Additional				Total
	Common Stock		Paid-In	Accumulated Other	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Surplus/(Deficit)	Interests	Equity

BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net loss	-	-	-	-	(1,242)	17	(1,225)
Other comprehensive income	-	-	-	771	-	-	771
Distributions declared (a)	-	-	-	-	(6,157)	-	(6,157)
Contributions of noncontrolling interests	-	-	-	-	-	57	57
Distributions to noncontrolling interests	-	-	-	-	-	(716)	(716)
Redemption and cancellation of shares	(182)	(2)	(1,813)	-	-	-	(1,815)

BALANCE, June 30, 2019	17,692	$177	$149,725	$(46)	$(20,676)	$12,824	$142,004

(a) Distributions per share were $0.175.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,225)	$(408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,816	5,720
Amortization of deferred financing costs	206	567
Earnings from investments in unconsolidated affiliated entities	157	(147)
Other non-cash adjustments	(54)	94
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,229)	(1,871)
Increase in accounts payable and other accrued expenses	1,150	879
Increase/(decrease) in due to related party	135	(398)
Net cash provided by operating activities	4,956	4,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(4,676)	(2,208)
Proceeds from sale of marketable securities	-	1,239
Proceeds from disposition of investment property, net	12,955	-
Investments in unconsolidated affiliated entities	(58)	(13,266)
Distributions from unconsolidated affiliated entities	304	101
Net cash provided by/(used in) investing activities	8,525	(14,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	-	140,000
Payments on mortgages payable	(8,258)	(130,509)
Payment of loan fees and expenses	-	(1,123)
Payments on margin loan, net	(152)	(1,427)
Redemption and cancellation of common shares	(1,815)	(1,243)
Distributions to noncontrolling interests	(716)	(1,331)
Contributions of noncontrolling interests	57	644
Distributions to common stockholders	(6,223)	(6,342)
Net cash used in financing activities	(17,107)	(1,331)

Net change in cash, cash equivalents and restricted cash	(3,626)	(11,029)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of period	$27,034	$39,144

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$4,638	$3,421
Distributions declared but not paid	$3,088	$3,154
Holding gain on marketable securities, available for sale	$771	$320
Investment property acquired but not paid	$316	$70

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$24,214	$35,390
Restricted cash	2,820	3,754
Total cash and restricted cash	$27,034	$39,144

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of June 30, 2019.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of (i) a 2.5% membership interest held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I that currently owns 7 of our hotels as of June 30, 2019 and (ii) the membership interests held by minority owners in certain of our hotels.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2019, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Room	$19,648	$20,263	$36,069	$38,510
Food, beverage and other	1,273	1,205	2,616	2,322
Total revenues	$20,921	$21,468	$38,685	$40,832

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date.  Since the Company already includes a year to date consolidated statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance resulted in the inclusion of a quarter to date consolidated statement of stockholders’ equity in our second and third quarter interim financial statement filings and the inclusion of corresponding prior periods statement of stockholders’ equity for all periods presented.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use lease asset for all leases on their balance sheets. Lessees of operating leases will continue to recognize lease expense in a manner similar to current accounting. The Company adopted the ASU on January 1, 2019, using the modified retrospective approach, whereby the Company applied the standard at the beginning of the period of adoption and has presented financial information for periods prior to January 1, 2019 in accordance with prior guidance. Upon adoption, the Company elected the following practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, (iii) an entity need not reassess initial direct costs for any existing leases and (iv) the evaluation of lease and non-lease components of a contract. The Company also elected the short-term lease exception provided for in the standard and therefore will only recognize right-of-use lease assets and related lease liabilities for leases with a term greater than one year.

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

As of June 30, 2019, the Company's right-of-use lease assets of $0.3 million are included in accounts receivable and other assets and its related lease liabilities of $0.3 million are presented in accounts payable and accrued expenses on the Company's consolidated balance sheets.

During the three and six months ended June 30, 2019, the Company's total operating lease cost, which is included in property operating expenses on the Company's consolidated statements of operations, was $44 and $88, respectively, and during the six months ended June 30, 2019, the operating cash outflows from operating leases was $88. As of June 30, 2019, the weighted average operating lease term was 22 months.

The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The maturities of the lease liabilities as of June 30, 2019 for the Company’s operating leases are as follows:

2019	$80
2020	160
2021	50
Thereafter	-
Total lease payments	$290
Less: imputed interest	$(28)
Present value of lease liabilities	$262

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2019	December 31, 2018
Brownmill	Various	48.58%	$4,868	$4,967
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	12,449	12,754
Total investments in unconsolidated affiliated real estate entities			$17,317	$17,721

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

As of June 30, 2019, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the six months ended June 30, 2019, the Company received distributions from Brownmill aggregating $0.2 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$865	$918	$1,774	$1,879

Property operating expenses	334	333	796	794
Depreciation and amortization	175	179	350	357
Operating income	356	406	628	728

Interest expense and other, net	(170)	(172)	(360)	(384)
Net income	$186	$234	$268	$344
Company's share of net income	$90	$114	$130	$167
Additional depreciation and amortization expense (1)	(31)	(33)	(63)	(65)
Company's earnings from investment	$59	$81	$67	$102

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	June 30, 2019	December 31, 2018

Real estate, at cost (net)	$13,948	$14,239
Cash and restricted cash	1,018	1,055
Other assets	1,340	1,226
Total assets	$16,306	$16,520

Mortgage payable	$14,170	$14,278
Other liabilities	498	530
Members' capital	1,638	1,712
Total liabilities and members' capital	$16,306	$16,520

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

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s ownership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its ownership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture. During the six months ended June 30, 2019, the Company received distributions from the Hilton Garden Inn Joint Venture aggregating $0.1 million.

Subsequent to the Company’s acquisition through June 30, 2019, the Company has made an aggregate of $0.7 million (including $0.1 million during the six months ended June 30, 2019) of additional capital contributions to the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Revenues	$3,086	$3,015	$5,094	$3,185

Property operating expenses	1,765	1,901	3,270	1,971
General and administrative costs	(22)	2	(22)	2
Depreciation and amortization	627	636	1,269	635
Operating (loss)/income	716	476	577	577
Interest expense	(520)	(463)	(1,026)	(488)
Net (loss)/income	$196	$13	$(449)	$89
Company's share of net (loss)/income (50.00%)	$98	$7	$(225)	$45

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	June 30, 2019	December 31, 2018

Investment property, net	$57,716	$58,799
Cash	927	554
Other assets	1,524	1,218
Total assets	$60,167	$60,571

Mortgage payable, net	$34,793	$34,766
Other liabilities	1,045	867
Members' capital	24,329	24,938
Total liabilities and members' capital	$60,167	$60,571

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(46)	$8,672

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(817)	$7,901

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of June 30, 2019 and December 31, 2018, the Company did not recognize any impairment charges.

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

As of June 30, 2019 and December 31, 2018, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2019
Due in 1 year	$-
Due in 1 year through 5 years	5,100
Due in 5 year through 10 years	-
Due after 10 years	3,572
Total	$8,672

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.25% as of June 30, 2019). As of June 30, 2019 and December 31, 2018, the outstanding balance of the margin loan was approximately $4.9 million and $5.1 million, respectively.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Disposition of Alabama Hotels

On February 11, 2019, certain wholly owned subsidiaries (collectively, the “Sellers”) of the Company’s operating partnership and VAH Investments, LLC (the “Buyer”), an unaffiliated third party, entered into purchase and sale agreements (collectively, the “Alabama Hotel Agreements”) pursuant to which the Sellers would dispose of two limited services hotels (the “Alabama Hotels”) to the Buyers for an aggregate contractual sales price of $13.3 million.

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.; and
•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

On May 9, 2019, pursuant to the terms of the Alabama Hotel Agreements, the Sellers completed the disposition of the Alabama Hotels to the Buyer for an aggregate contractual sales price of $13.3 million. In connection with the disposition of the Alabama Hotels, the Company recognized a net gain on the disposition of real estate of approximately $0.1 million (included in other income/(expense), net on the consolidated statements of operations) during the second quarter of 2019. Approximately $8.2 million of the proceeds were used for a required paydown of the Revolving Credit Facility (See Note 7).

The disposition of the Alabama Hotels did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Alabama Hotels are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

The Holiday Inn Express – Auburn was wholly owned by the Joint Venture. As a result, as of June 30, 2019, the Joint Venture held membership interests in seven hotels.

7.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2019	Maturity Date	Amount Due at Maturity	As of June 30, 2019	As of December 31, 2018
Revolving Credit Facility	LIBOR + 3.15%	5.86%	May 2021	$131,831	$131,831	$140,000

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,895	13,985

Total mortgages payable		5.82%		$144,853	145,726	153,985

Less: Deferred financing costs					(879)	(1,085)

Total mortgages payable, net					$144,847	$152,900

Revolving Credit Facility

On May 17, 2018, the Company, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank of up to $140.0 million. The Revolving Credit Facility bore interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

Effective March 31, 2019, the Company entered into a loan modification agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15% and modified the requirements under the minimum debt yield ratio. As of December 31, 2018, the Revolving Credit Facility was fully drawn and collateralized by 15 of the Company’s hotels.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On May 9, 2019, the Company completed the disposition of the Alabama Hotels, two properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $8.2 million of the proceeds from the disposition of the Alabama Hotels were used for a required paydown of the Revolving Credit Facility. (See Note 6). As a result, as of June 30, 2019, the Revolving Credit Facility had an outstanding balance of $131.8 million, was fully drawn and was collateralized by 13 of the Company’s hotels.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Principal maturities	$89	$187	$132,031	$211	$13,208	$-	$145,726

Less: deferred financing costs							(879)

Total principal maturiteis, net							$144,847

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $2.8 million and $3.4 million were held in restricted cash accounts as of June 30, 2019 and December 31, 2018, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of June 30, 2019, the Company was in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition fees (1)	$-	$-	$-	$285
Development fees (2)	57	-	62	-
Asset management fees (general and administrative costs)	758	755	1,534	1,441
Total	$815	$755	$1,596	$1,726

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

During the three and six months ended June 30, 2019, distributions of $0.3 million and $0.6 million were declared and paid on the Subordinated Profits Interests.

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

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$145,726	$146,231	$153,985	$154,134

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

11.	Commitments and Contingencies

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

Distribution Payments

On July 15, 2019, the distribution for the three-month period ending June 30, 2019 of $3.1 million was paid in cash.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Distribution Declaration

On August 13, 2019, the Company’s Board of Directors authorized and it declared a distribution of $0.175 per share for the quarterly period ending September 30, 2019. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current rental revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

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

As of June 30, 2019, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of June 30, 2019, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of June 30, 2019, we continue to comply with the requirements for maintaining our REIT status.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2019	Annualized Revenues based on rents as of June 30, 2019	Annualized Revenues per square foot as of June 30, 2019

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	74%	$2.6 million	$16.37

			Year to Date	Percentage Occupied for the Six Months	Revenue per Available Room ("RevPAR") for the Six Months	Average Daily Rate For the Six Months
Hospitality	Location	Year Built	Available Rooms	Ended June 30, 2019	Ended June 30, 2019	Ended June 30, 2019

Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	33,123	90%	$142.70	$158.71

(1) Acquired 50% joint venture ownership interest on March 27, 2018

Consolidated Properties:

			Year to Date	Percentage Occupied for the Six Months	Revenue per Available Room ("RevPAR") for the Six Months	Average Daily Rate For the Six Months
Hospitality	Location	Year Built	Available Rooms	Ended June 30, 2019	Ended June 30, 2019	Ended June 30, 2019

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	29,684	71.3%	$81.04	$113.64

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	76.0%	$92.96	$122.38

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	78.2%	$58.96	$75.05

Aloft - Tucson	Tucson, Arizona	1971	27,874	76.7%	$115.84	$151.12

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	72.6%	$90.58	$124.69

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	72.1%	$83.73	$116.21

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	79.9%	$93.26	$116.79

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	18,462	62.3%	$62.41	$100.14

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	17,557	50.9%	$50.74	$99.64

Hampton Inn - Miami	Miami, Florida	1996	22,806	82.4%	$102.94	$124.96

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	87.6%	$129.53	$147.88

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	65.0%	$100.61	$154.73

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	30,770	66.8%	$119.02	$178.17

Residence Inn - Needham	Needham, Massachusetts	2013	23,892	79.9%	$135.57	$167.17

Courtyard - Paso Robles	Paso Robles, California	2007	23,530	80.7%	$113.25	$140.30

		Hospitality Total	355,846	73.4%	$96.99	$132.21

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

Results of Operations

Disposition of Alabama Hotels

On May 9, 2019, we completed the disposition of two limited services hotels (collectively, the “Alabama Hotels”) for an aggregate contractual sales price of $13.3 million. In connection with the disposition of the Alabama Hotels, we recognized a net gain on the disposition of real estate of approximately $0.1 million (which is included in other income/(expense), net on the consolidated statements of operations) during the second quarter of 2019.

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama.; and
•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

The disposition of the Alabama Hotels did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift in the Company’s operations that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Alabama Hotels are reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.

We currently have one operating segment. As of June 30, 2019, we majority owned and consolidated the operating results and financial condition of 15 limited service hotels containing a total of 1,966 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which owns two retail properties, and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operate a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”), both of which we account for under the equity method of accounting. We acquired our 50.0% ownership interest in the Hilton Garden Inn Joint Venture on March 27, 2018.

For the Three Months Ended June 30, 2019 vs. June 30, 2018

Consolidated

Our revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2019 and 2018 are attributable to all of our consolidated hospitality properties, including the Alabama Hotels through their disposition on May 9, 2019. Overall, our hospitality portfolio experienced increases in (i) revenue per available room (“RevPAR”) from $104.29 to $106.01 for the 2018 and 2019 periods, respectively, and (ii) the average daily rate per room (“ADR”) from $129.10 to $131.72 for the 2018 and 2019 periods, respectively and a slight decrease in the percentage of rooms occupied from 80.8% to 80.5% for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $0.6 million to $20.9 million during the three months ended June 30, 2019 compared to $21.5 million during the same period in 2018. The decrease was primarily attributable to lower revenues of $0.6 million resulting from the disposition of the Alabama Hotels.

Property operating expenses

Property operating expenses decreased by $0.6 million to $13.1 million during the three months ended June 30, 2019 compared to $13.7 million during the same period in 2018. The decrease was primarily attributable to lower property operating expenses of $0.5 milllion resulting from the disposition of the Alabama Hotels.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.9 million during the three months ended June 30, 2019 compared to $0.8 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $1.1 million during the three months ended June 30, 2019 compared to $1.2 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.8 million during the three months ended June 30, 2019 compared to $2.9 million for the same period in 2018.

Interest expense

Interest expense decreased by $0.4 million to $2.3 million during the three months ended June 30, 2019 compared to $2.7 million for the same period in 2018. The decrease reflects lower amortization of deferred financing costs and interest expense, resulting from the $8.2 million paydown of our Revolving Credit Facility (made in connection with the disposition of the Alabama Hotels) during the 2019 period.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the three months ended June 30, 2019 was a gain of $0.2 million compared to a gain of $0.1 million for the same period in 2018. Our gain from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and Brownmill. We account for our ownership interest in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, in a joint venture formed with us that currently owns 7 of our hotels, and the interests held by minority owners in certain of our hotels.

For the Six Months Ended June 30, 2019 vs. June 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2018 are attributable to all of our consolidated hospitality properties, including the Alabama Hotels through their disposition on May 9, 2019. Our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 76.3% to 73.2% for the 2018 and 2019 periods, respectively and (ii) RevPAR from $99.65 to $95.55 for the 2018 and 2019 periods, respectively, partially offset by an increase in the ADR from $104.29 to $106.01 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $2.1 million to $38.7 million during the six months ended June 30, 2019 compared to $40.8 million during the same period in 2018. The decrease reflects the lower percentage of rooms occupied and RevPAR, partially offset by the increase in ADR, during the 2019 period compared to the 2018 period as well as lower revenues of $0.5 million related to the Alabama Hotels.

Property operating expenses

Property operating expenses decreased by $1.3 million to $25.2 million during the six months ended June 30, 2019 compared to $26.5 million during the same period in 2018. The decrease in property operating expenses reflects the lower occupancy during the 2019 period as compared to the 2018 period as well as lower operating expenses of $0.6 million related to the Alabama Hotels.

Real estate taxes

Real estate taxes increased slightly by $0.2 million to $1.9 million during the six months ended June 30, 2019 compared to $1.7 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased slightly by $0.2 million to $2.4 million during the six months ended June 30, 2019 compared to $2.6 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million to $5.8 million during the six months ended June 30, 2019 compared to $5.7 million for the same period in 2018.

Interest expense

Interest expense decreased by $0.3 million to $4.8 million during the six months ended June 30, 2019 compared to $5.1 million for the same period in 2018. The decrease reflects lower amortization of deferred financing costs and interest expense, resulting from the $8.2 million paydown of our Revolving Credit Facility (made in connection with the disposition of the Alabama Hotels) during the 2019 period.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the six months ended June 30, 2019 was a loss of $0.2 million compared to a gain of $0.1 million for the same period in 2018. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and Brownmill. We account for our ownership interest in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone I in a joint venture formed with us that currently owns 7 of our hotels, and the interests held by minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders and noncontrolling interests, if any, required to maintain our status as a REIT. For the six months ended June 30, 2019, our primary sources of funds were approximately $13.0 million of proceeds from the sale of the Alabama Hotels and $5.0 million of cash flows from our operations.

We currently believe that these cash resources along with our with our current available cash on hand of $24.2 million and marketable securities, available for sale, of $8.7 million as well as proceeds generated from the potential sale of operating properties will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve 12 months.

Our future sources of funds are expected to primarily consist of (i) cash flows from our operations, (ii) proceeds from our borrowings (iii) distributions from our unconsolidated affiliated investments, (iv) proceeds from the selective sale of our operating properties and/or marketable securities and (v) the release of funds held in restricted escrows. We currently believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.

We currently have mortgage indebtedness totaling $145.7 million and a margin loan of $4.9 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2019, our total borrowings aggregated $150.6 million which represented 82% of our net assets.

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

During our acquisition and development stage, payments include asset acquisition fees and asset management fees, and the reimbursement of acquisition related expenses to our Advisor. During our operational stage, we pay our Property Managers and/or other unaffiliated third-party property managers a property management fee and our Advisor an asset management fee. We also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

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

Pursuant to the various agreements discussed above, the following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Acquisition fees (1)	$-	$-	$-	$285
Development fees (2)	57	-	62	-
Asset management fees (general and administrative costs)	758	755	1,534	1,441
Total	$815	$755	$1,596	$1,726

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$4,956	$4,436
Net cash provided by/(used in) investing activities	8,525	(14,134)
Net cash used in financing activities	(17,107)	(1,331)
	(3,626)	(11,029)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of the period	$27,034	$39,144

During the six months ended June 30, 2019, our principal sources of cash flow were cash flows from our operations and proceeds from the sale of the Alabama Hotels and our principal demands for liquidity were distributions to our shareholders and noncontrolling interests, redemptions and cancellations of shares of our common stock and debt service on our borrowings, including an $8.2 million required paydown of our Revolving Credit Facility.

Operating activities

Net cash flows provided by operating activities of $5.0 million for the six months ended June 30, 2019 consists of the following:

•	cash inflows of approximately $4.9 million from our net loss after adjustment for non-cash items; and

•	cash inflows of approximately $0.1 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $8.5 million for the six months ended June 30, 2019 consists primarily of the following:

•	capital expenditures of $4.7 million;

•	proceeds of $13.0 million from the disposition of the Alabama hotels; and

•	$0.3 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The net cash used in financing activities of $17.1 million for the six months ended June 30, 2019 consists primarily of the following:

•	distributions to our common shareholders of $6.2 million;

•	debt principal payments of $8.3 million;

•	aggregate distributions to our noncontrolling interests of $0.7 million;

•	redemptions and cancellation of common stock of $1.8 million; and

•	net margin loan payments of $0.2 million.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2018 we redeemed approximately 1.0 million common shares at an average price per share of $9.69 per share. For the six months ended June 30, 2019, we redeemed 0.2 million common shares at an average price per share of $10.00 per share.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of June 30, 2019.

	Remainder of
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$89	$187	$132,031	$211	$13,208	$-	$145,726
Interest payments	4,105	8,202	3,821	742	670	-	17,540
Total	$4,194	$8,389	$135,852	$953	$13,878	$-	$163,266

Revolving Credit Facility

On May 17, 2018, the Company, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank of up to $140.0 million. The Revolving Credit Facility bore interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of Western Alliance, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

Effective March 31, 2019, the Company entered into a Loan Modification Agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15% and modified the requirements under the minimum debt yield ratio. As of December 31, 2018, the Revolving Credit Facility was fully drawn and collateralized by 15 of the Company’s hotels.

On May 9, 2019, we completed the disposition of the Alabama Hotels, two properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $8.2 million of the proceeds from the disposition of the Alabama Hotels were used for a required paydown of the Revolving Credit Facility. As a result, as of June 30, 2019, the Revolving Credit Facility had an outstanding balance of $131.8 million, was fully drawn and was collateralized by 13 of the Company’s hotels.

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of June 30, 2019, the Company was in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

In addition to the mortgages payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $4.9 million as of June 30, 2019 and is due on demand. The margin loan bears interest at Libor plus 0.85% (3.25% as of June 30, 2019).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income/(loss)	$1,055	$329	$(1,225)	$(408)
FFO adjustments:
Depreciation and amortization of real estate assets	2,829	2,870	5,816	5,720
Gain on disposition of real estate	(74)	-	(74)	-
Adjustments to equity in earnings from unconsolidated affiliated entities	430	451	794	570
FFO	4,240	3,650	5,311	5,882
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	25	-	98
Adjustments to equity in earnings from unconsolidated affiliated entities	(4)	(8)	(8)	(21)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)		5		(1)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	440	-	440
MFFO	4,236	4,112	5,303	6,398
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$4,236	$4,112	$5,303	$6,398

Net income/(loss)	$1,055	$329	$(1,225)	$(408)
Less: income attributable to noncontrolling interests	(42)	(29)	(17)	(47)
Net income/(loss) applicable to Company's common shares	$1,013	$300	$(1,242)	$(455)
Net income/(loss) per common share, basic and diluted	$0.06	$0.02	$(0.07)	$(0.03)

FFO	$4,240	$3,650	$5,311	$5,882
Less: FFO attributable to noncontrolling interests	(86)	(87)	(120)	(162)
FFO attributable to Company's common shares	$4,154	$3,563	$5,191	$5,720
FFO per common share, basic and diluted	$0.23	$0.20	$0.29	$0.32

MFFO - IPA recommended format	$4,236	$4,112	$5,303	$6,398
Less: MFFO attributable to noncontrolling interests	(86)	(87)	(120)	(163)
MFFO attributable to Company's common shares	$4,150	$4,025	$5,183	$6,235

Weighted average number of common shares outstanding, basic and diluted	17,713	18,097	17,756	18,129

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2019

FFO attributable to Company’s common shares	$67,879
Distributions declared	$78,895

Distribution Payments

On July 15, 2019, the distribution for the three-month period ending June 30, 2019 of $3.1 million was paid in cash.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, current rental revenues, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of its taxable income. The Company cannot assure that regular distributions will continue to be made or that it will maintain any particular level of distributions that it has established or may establish.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the six months ended June 30, 2019, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 14, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE
INVESTMENT TRUST II, INC.

Date: August 14, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

