Form 10-Q
period 2019-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2019-11-12
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 11, 2019, there were approximately 17.6 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment property:
Land and improvements	$36,635	$40,584
Building and improvements	199,903	216,029
Furniture and fixtures	32,658	38,362
Construction in progress	2,574	3,457
Gross investment property	271,770	298,432
Less accumulated depreciation	(37,914)	(38,550)
Net investment property	233,856	259,882

Investments in unconsolidated affiliated entities	16,951	17,721
Cash and cash equivalents	23,005	27,293
Marketable securities, available for sale	8,752	7,901
Restricted cash	1,778	3,367
Accounts receivable and other assets	4,324	4,703
Assets held for sale	10,741	-
Total Assets	$299,407	$320,867

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,792	$8,107
Margin loan	4,712	5,060
Mortgages payable, net	144,906	152,900
Due to related party	608	557
Distributions payable	3,080	3,154
Liabilities held for sale	512	-
Total liabilities	161,610	169,778

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.6 million and 17.9 million shares issued and outstanding, respectively	176	179
Additional paid-in-capital	148,824	151,538
Accumulated other comprehensive income/(loss)	34	(817)
Accumulated deficit	(23,808)	(13,277)
Total Company stockholders' equity	125,226	137,623
Noncontrolling interests	12,571	13,466
Total Stockholders' Equity	137,797	151,089
Total Liabilities and Stockholders' Equity	$299,407	$320,867

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$19,616	$19,991	$58,301	$60,823

Expenses:
Property operating expenses	12,690	13,444	37,910	39,905
Real estate taxes	954	905	2,827	2,605
General and administrative costs	1,137	1,199	3,548	3,836
Depreciation and amortization	2,813	2,926	8,629	8,646

Total operating expenses	17,594	18,474	52,914	54,992

Operating income	2,022	1,517	5,387	5,831

Interest and dividend income	136	117	419	378
Loss on sale of marketable securities, available for sale	-	-	-	(31)
Earnings from investments in unconsolidated affiliated entities	(4)	52	(161)	199
Interest expense	(2,157)	(2,345)	(6,921)	(7,398)
Other (expense)/income, net	(8)	11	40	(35)

Net loss	(11)	(648)	(1,236)	(1,056)

Less: net income attributable to noncontrolling interests	(41)	(7)	(58)	(54)

Net loss applicable to Company's common shares	$(52)	$(655)	$(1,294)	$(1,110)

Net loss per Company's common share, basic and diluted	$-	$(0.04)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	17,624	17,996	17,712	18,084

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11)	$(648)	$(1,236)	$(1,056)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	80	243	851	(108)
Reclassification adjustment for loss included in net loss	-	-	-	31

Other comprehensive income/(loss)	80	243	851	(77)

Comprehensive income/(loss)	69	(405)	(385)	(1,133)

Less: Comprehensive income attributable to noncontrolling interest	(41)	(7)	(58)	(54)

Comprehensive income/(loss) attributable to the Company's common shares	$28	$(412)	$(443)	$(1,187)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, June 30, 2018	18,073	$181	$153,920	$(531)	$(4,969)	$15,047	$163,648

Net loss	-	-	-	-	(655)	7	(648)
Other comprehensive income	-	-	-	243	-	-	243
Distributions declared (a)	-	-	-	-	(3,170)	-	(3,170)
Distributions to noncontrolling interests	-	-	-	-	-	(349)	(349)
Redemption and cancellation of shares	(108)	(1)	(1,064)	-	-	-	(1,065)

BALANCE, September 30, 2018	17,965	$180	$152,856	$(288)	$(8,794)	$14,705	$158,659

(a) Distributions per share were $0.175.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net loss	-	-	-	-	(1,110)	54	(1,056)
Other comprehensive loss	-	-	-	(77)	-	-	(77)
Distributions declared (a)	-	-	-	-	(9,455)	-	(9,455)
Contributions of noncontrolling interests	-	-	-	-	-	644	644
Distributions to noncontrolling interests	-	-	-	-	-	(1,680)	(1,680)
Redemption and cancellation of shares	(234)	(2)	(2,306)	-	-	-	(2,308)

BALANCE, September 30, 2018	17,965	$180	$152,856	$(288)	$(8,794)	$14,705	$158,659

(a) Distributions per share were $0.525.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, June 30, 2019	17,692	$177	$149,725	$(46)	$(20,676)	$12,824	$142,004

Net loss	-	-	-	-	(52)	41	(11)
Other comprehensive income	-	-	-	80	-	-	80
Distributions declared (a)	-	-	-	-	(3,080)	-	(3,080)
Contributions of noncontrolling interests	-	-	-	-	-	32	32
Distributions to noncontrolling interests	-	-	-	-	-	(326)	(326)
Redemption and cancellation of shares	(90)	(1)	(901)	-	-	-	(902)

BALANCE, September 30, 2019	17,602	$176	$148,824	$34	$(23,808)	$12,571	$137,797

(a) Distributions per share were $0.175.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Deficit	Interests	Equity
BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net loss	-	-	-	-	(1,294)	58	(1,236)
Other comprehensive income	-	-	-	851	-	-	851
Distributions declared (a)	-	-	-	-	(9,237)	-	(9,237)
Contributions of noncontrolling interests	-	-	-	-	-	89	89
Distributions to noncontrolling interests	-	-	-	-	-	(1,042)	(1,042)
Redemption and cancellation of shares	(272)	(3)	(2,714)	-	-	-	(2,717)

BALANCE, September 30, 2019	17,602	$176	$148,824	$34	$(23,808)	$12,571	$137,797

(a) Distributions per share were $0.525.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236)	$(1,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,629	8,646
Amortization of deferred financing costs	309	670
Earnings from investments in unconsolidated affiliated entities	161	(199)
Other non-cash adjustments	(22)	153
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(145)	(1,091)
Increase in accounts payable and other accrued expenses	95	723
Increase/(decrease) in due to related party	51	(388)

Net cash provided by operating activities	7,842	7,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(5,652)	(4,144)
Proceeds from sale of marketable securities	-	1,239
Proceeds from disposition of investment property, net	12,955	-
Investments in unconsolidated affiliated entities	(58)	(13,266)
Distributions from unconsolidated affiliated entities	666	525

Net cash provided by/(used in) investing activities	7,911	(15,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages payable	-	140,000
Payments on mortgages payable	(8,302)	(130,509)
Payment of loan fees and expenses	-	(1,130)
Payments on margin loan, net	(348)	(1,623)
Redemption and cancellation of common shares	(2,717)	(2,308)
Contributions from noncontrolling interests	89	644
Distributions to noncontrolling interests	(1,042)	(1,680)
Distributions to common stockholders	(9,310)	(9,496)

Net cash used in financing activities	(21,630)	(6,102)

Net change in cash, cash equivalents and restricted cash	(5,877)	(14,290)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of period	$24,783	$35,883

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$6,725	$3,632
Distributions declared but not paid	$3,080	$3,154
Holding gain on marketable securities, available for sale	$851	$77
Assets classified as held for sale	$10,741	$-
Liabilities classified as held for sale	$512	$-
Investment property acquired but not paid	$343	$2

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$23,005	$32,587
Restricted cash	1,778	3,296
Total cash and restricted cash	$24,783	$35,883

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

The Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008, in which Lightstone REIT II as the general partner, held a 99% interest as of September 30, 2019.

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

From the Company’s inception through the termination of the Follow-On Offering on September 27, 2014, Lightstone SLP II LLC, which is wholly owned by the Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill LLC (“Brownmill”), which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 subordinated profits interests (the “Subordinated Profits Interests”) in the Operating Partnership with an aggregate value of $17.7 million. See Notes 4 and 10 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of (i) a 2.5% membership interest held by Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by the Company’s Sponsor, in a joint venture (the “Joint Venture”) formed between the Company and Lightstone I that currently owns 7 of our hotels as of September 30, 2019 and (ii) the membership interests held by minority owners in certain of our hotels.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2019, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2019	2018	2019	2018
Room	$18,052	$18,845	$54,121	$57,355
Food, beverage and other	1,564	1,146	4,180	3,468

Total revenues	$19,616	$19,991	$58,301	$60,823

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

As of September 30, 2019, the Company's right-of-use lease assets of $0.2 million are included in accounts receivable and other assets and its related lease liabilities of $0.2 million are presented in accounts payable and accrued expenses on the Company's consolidated balance sheets.

During the three and nine months ended September 30, 2019, the Company's total operating lease cost, which is included in property operating expenses on the Company's consolidated statements of operations, was $38 and $121, respectively, and during the nine months ended September 30, 2019, the operating cash outflows from operating leases was $121. As of September 30, 2019, the weighted average operating lease term was 19 months.

The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

The maturities of the lease liabilities as of September 30, 2019 for the Company’s operating leases are as follows:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2019	$40
2020	160
2021	51
Thereafter	-
Total lease payments	$251
Less: imputed interest	$(27)
Present value of lease liabilities	$224

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2019	December 31, 2018
Brownmill	Various	48.58%	$4,733	$4,967
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	12,218	12,754
Total investments in unconsolidated affiliated real estate entities			$16,951	$17,721

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

As of September 30, 2019, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the nine months ended September 30, 2019, the Company received distributions from Brownmill aggregating $0.2 million.

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

The following table represents the condensed income statements for Brownmill for the periods indicated:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$857	$913	$2,631	$2,792

Property operating expenses	410	354	1,206	1,148
Depreciation and amortization	354	177	704	534

Operating income	93	382	721	1,110

Interest expense and other, net	(172)	(174)	(532)	(558)

Net (loss)/income	$(79)	$208	$189	$552
Company's share of net (loss)/income (48.58%)	$(38)	$101	$92	$268

Additional depreciation and amortization expense (1)	(32)	(32)	(95)	(97)

Company's earnings from investment	$(70)	$69	$(3)	$171

(1)Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	September 30, 2019	December 31, 2018
Real estate, at cost (net)	$13,698	$14,239
Cash and restricted cash	1,007	1,055
Other assets	1,237	1,226

Total assets	$15,942	$16,520

Mortgage payable	$14,116	$14,278
Other liabilities	400	530
Members' capital	1,426	1,712

Total liabilities and members' capital	$15,942	$16,520

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Subsequent to the Company’s acquisition of its membership interest in the Hilton Garden Joint Venture through September 30, 2019, it has made an aggregate of $0.7 million (including $0.1 million during the nine months ended September 30, 2019) of additional capital contributions and received aggregate distributions of $1.0 million (including $0.4 million during the nine months ended September 30, 2019).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statement for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Period March 27, 2018 through September 30, 2018
Revenues	$3,016	$2,856	$8,110	$6,040

Property operating expenses	1,750	1,754	5,020	3,725
General and administrative costs	1	13	(21)	15
Depreciation and amortization	629	639	1,898	1,274
Operating income/(loss)	636	450	1,213	1,026
Interest expense	(505)	(482)	(1,531)	(970)

Net income/(loss)	$131	$(32)	$(318)	$56

Company's share of net income/(loss) (50.00%)	$66	$(16)	$(159)	$28

The following table represents the condensed balance sheet for the Hilton Garden Inn Joint Venture:

	As of	As of
	September 30, 2019	December 31, 2018
Investment property, net	$57,145	$58,799
Cash	1,016	554
Other assets	1,232	1,218

Total assets	$59,393	$60,571

Mortgage payable, net	$34,807	$34,766
Other liabilities	720	867
Members' capital	23,866	24,938

Total liabilities and members' capital	$59,393	$60,571

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$77	$(43)	$8,752

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(817)	$7,901

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of September 30, 2019 and December 31, 2018, the Company did not recognize any impairment charges.

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

As of September 30, 2019 and December 31, 2018, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2019
Due in 1 year	$-
Due in 1 year through 5 years	5,119
Due in 5 year through 10 years	-
Due after 10 years	3,633
Total	$8,752

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (3.25% as of September 30, 2019).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Held for Sale

On August 19, 2019, certain wholly owned subsidiaries (collectively, the “ Peabody Sellers”) of the Operating Partnership and MCR Hospitality Fund REIT LLC (the “Peabody Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “SpringHill Suites – Peabody Agreement”) pursuant to which the Peabody Sellers would dispose of a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts to the Peabody Buyer for an aggregate contractual sales price of $19.0 million.

As of September 30, 2019, the SpringHill Suites – Peabody met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of September 30, 2019.

On October 24, 2019, pursuant to the terms of the SpringHill Suites – Peabody Agreement, the Peabody Sellers completed the disposition of the SpringHill Suites – Peabody to the Peabody Buyer for an aggregate contractual sales price of $19.0 million. Approximately $8.8 million of the proceeds were used towards the repayment the Revolving Credit Facility.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
September 30, 2019
Net investment property	$10,466
Other assets	275

Total assets held for sale	$10,741

Accounts payable and accrued expenses	512

Total liabilities held for sale	$512

7.	Disposition of Alabama Hotels

On February 11, 2019, certain wholly owned subsidiaries (collectively, the “Alabama Sellers”) of the Company’s operating partnership and VAH Investments, LLC (the “Alabama Buyer”), an unaffiliated third party, entered into purchase and sale agreements (collectively, the “Alabama Hotel Agreements”) pursuant to which the Alabama Sellers would dispose of two limited services hotels (the “Alabama Hotels”) to the Alabama Buyer for an aggregate contractual sales price of $13.3 million.

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and
•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

On May 9, 2019, pursuant to the terms of the Alabama Hotel Agreements, the Alabama Sellers completed the disposition of the Alabama Hotels to the Alabama Buyer for an aggregate contractual sales price of $13.3 million. In connection with the disposition of the Alabama Hotels, the Company recognized a net gain on the disposition of real estate of approximately $0.1 million (included in other income/(expense), net on the consolidated statements of operations) during the second quarter of 2019. Approximately $8.2 million of the proceeds were used for a required paydown of the Revolving Credit Facility (See Note 8).

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Holiday Inn Express – Auburn was wholly owned by the Joint Venture. As a result, as of September 30, 2019, the Joint Venture held membership interests in seven hotels.

8.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2019	Maturity Date	Amount Due at Maturity	As of September 30, 2019	As of December 31, 2018
Revolving Credit Facility	LIBOR + 3.15%	5.70%	May 2021	$123,045	$131,831	$140,000

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,852	13,985

Total mortgages payable		5.68%		$136,067	145,683	153,985

Less: Deferred financing costs					(777)	(1,085)

Total mortgages payable, net					$144,906	$152,900

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

On May 9, 2019, the Company completed the disposition of the Alabama Hotels, two properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $8.2 million of the proceeds from the disposition of the Alabama Hotels were used for a required paydown of the Revolving Credit Facility. (See Note 7). As a result, as of September 30, 2019, the Revolving Credit Facility had an outstanding balance of $131.8 million and was collateralized by 13 of the Company’s hotels. Subsequently, on October 24, 2019, the Company sold the SpringHill Suites – Peabody and at closing made a required principal paydown of approximately $8.8 million under the Revolving Credit Facility to reduce the outstanding principal balance to approximately $123.0 million (see Note 6).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$8,832	$187	$123,245	$211	$13,208	$-	$145,683

Less: deferred financing costs							(777)

Total principal maturities, net							$144,906

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $1.8 million and $3.4 million were held in restricted cash accounts as of September 30, 2019 and December 31, 2018, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of September 30, 2019, the Company was in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

9.	Equity

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

10.	Related Party Transactions

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition fees (1)	$-	$-	$-	$285
Development fees (2)	-	-	62	-
Asset management fees (general and administrative costs)	750	768	2,283	2,209

Total	$750	$768	$2,345	$2,494

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

During the three and nine months ended September 30, 2019, distributions of $0.3 million and $0.9 million were declared and paid on the Subordinated Profits Interests.

11.	Financial Instruments

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

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$145,683	$146,271	$153,985	$154,134

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

12.	Commitments and Contingencies

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

13.	Subsequent Events

Distribution Payments

On October 15, 2019, the distribution for the three-month period ending September 30, 2019 of $3.1 million was paid in cash.

Distribution Declaration

On November 12, 2019, the Company’s Board of Directors authorized and it declared a distribution of $0.175 per share for the quarterly period ending December 31, 2019. The quarterly distribution is the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter-end.

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

As of September 30, 2019, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of September 30, 2019, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of September 30, 2019, we continue to comply with the requirements for maintaining our REIT status.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2019	Annualized Revenues based on rents as of September 30, 2019	Annualized Revenues per square foot as of September 30, 2019
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	73%	$2.5 million	$16.35

				Percentage Occupied for the Nine	Revenue per Available Room ("RevPAR") for the Nine	Average Daily Rate For the Nine
	Location	Year Built	Year to Date Available Rooms	Months Ended September 30, 2019	Months Ended September 30, 2019	Months Ended September 30, 2019
Hospitality
Hilton Garden Inn - Long Island City (1)	Long Island City, New York	2014	49,959	92%	$151.47	$165.39

(1) Acquired 50% joint venture ownership interest on March 27, 2018

				Percentage Occupied for the Nine	Revenue per Available Room ("RevPAR") for the Nine	Average Daily Rate For the Nine
	Location	Year Built	Year to Date Available Rooms	Months Ended September 30, 2019	Months Ended September 30, 2019	Months Ended September 30, 2019
Consolidated Properties:

Hospitality

SpringHill Suites - Peabody	Peabody, Massachusetts	2002	44,772	77.9%	$96.68	$124.17

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	79.2%	$98.84	$124.78

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	25,116	79.5%	$61.22	$77.06

Aloft - Tucson	Tucson, Arizona	1971	42,042	75.5%	$109.03	$144.50

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,128	76.6%	$93.84	$122.55

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,321	74.8%	$86.35	$115.40

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	82.3%	$98.09	$119.13

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	27,846	66.6%	$68.99	$103.61

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	26,481	57.9%	$59.97	$103.67

Hampton Inn - Miami	Miami, Florida	1996	34,398	78.0%	$87.03	$111.62

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	28,392	83.0%	$109.44	$131.85

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,223	69.0%	$105.41	$152.70

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	46,410	64.1%	$107.58	$167.71

Residence Inn - Needham	Needham, Massachusetts	2013	36,036	81.5%	$139.73	$171.37

Courtyard - Paso Robles	Paso Robles, California	2007	35,490	82.6%	$120.04	$145.38

		Hospitality Total	536,718	75.1%	$97.40	$130.43

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2019 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 except for as discussed in Note 2 to the financial statements.

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

We currently have one operating segment. As of September 30, 2019, we majority owned and consolidated the operating results and financial condition of 15 limited service hotels containing a total of 1,966 rooms. Additionally, we held a 48.6% membership interest in Brownmill, which owns two retail properties, and a 50.0% joint venture ownership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operate a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”), both of which we account for under the equity method of accounting. We acquired our 50.0% ownership interest in the Hilton Garden Inn Joint Venture on March 27, 2018.

For the Three Months Ended September 30, 2019 vs. September 30, 2018

Consolidated

Our revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2019 and 2018 are attributable to all of our consolidated hospitality properties. Overall, our hospitality portfolio experienced increases in (i) revenue per available room (“RevPAR”) from $95.94 to $99.80 for the 2018 and 2019 periods, respectively, and (ii) the average daily rate per room (“ADR”) from $124.48 to $127.16 for the 2018 and 2019 periods, respectively and (iii) an increase in the percentage of rooms occupied from 77.1% to 78.5% for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $0.4 million to $19.6 million during the three months ended September 30, 2019 compared to $20.0 million during the same period in 2018. The decrease was primarily attributable to lower revenues of $1.1 million resulting from the disposition of the Alabama Hotels partially offset by an increase in revenues from our remaining hospitality properties resulting from an increase in the percentage of rooms occupied, RevPAR and ADR.

Property operating expenses

Property operating expenses decreased by $0.7 million to $12.7 million during the three months ended September 30, 2019 compared to $13.4 million during the same period in 2018. The decrease was primarily attributable to lower property operating expenses of $0.9 million resulting from the disposition of the Alabama Hotels partially offset by higher property operating expenses reflecting the higher occupancy during the 2019 period as compared to the 2018.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $1.0 million during the three months ended September 30, 2019 compared to $0.9 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $1.1 million during the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.8 million during the three months ended September 30, 2019 compared to $2.9 million for the same period in 2018.

Interest expense

Interest expense decreased by $0.1 million to $2.2 million during the three months ended September 30, 2019 compared to $2.3 million for the same period in 2018. The decrease reflects lower amortization of deferred financing costs and interest expense (resulting from the $8.2 million paydown of our Revolving Credit Facility made in connection with the disposition of the Alabama Hotels) during the 2019 period.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the three months ended September 30, 2019 was a loss of $4 compared to a gain of $52 for the same period in 2018. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and Brownmill. We account for our ownership interest in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

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

For the Nine Months Ended September 30, 2019 vs. September 30, 2018

Consolidated

The revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2018 are attributable to all of our consolidated hospitality properties, including the Alabama Hotels through their disposition on May 9, 2019. Our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 76.6% to 74.9% for the 2018 and 2019 periods, respectively and (ii) RevPAR from $98.40 to $96.93 for the 2018 and 2019 periods, respectively, partially offset by an increase in the ADR from $128.51 to $129.37 for the 2018 and 2019 periods, respectively.

Revenues

Revenues decreased by $2.5 million to $58.3 million during the nine months ended September 30, 2019 compared to $60.8 million during the same period in 2018. The decrease reflects the lower percentage of rooms occupied and RevPAR, partially offset by the increase in ADR, during the 2019 period compared to the 2018 period, as well as lower revenues of $1.7 million attributable to the disposition of the Alabama Hotels.

Property operating expenses

Property operating expenses decreased by $2.0 million to $37.9 million during the nine months ended September 30, 2019 compared to $39.9 million during the same period in 2018. The decrease in property operating expenses reflects the lower occupancy during the 2019 period as compared to the 2018 period ,as well as lower operating expenses of $1.4 million attributable to the disposition of the Alabama Hotels.

Real estate taxes

Real estate taxes increased slightly by $0.2 million to $2.8 million during the nine months ended September 30, 2019 compared to $2.6 million for the same period in 2018.

General and administrative expenses

General and administrative expenses decreased by $0.3 million to $3.5 million during the nine months ended September 30, 2019 compared to $3.8 million for the same period in 2018.

Depreciation and amortization

Depreciation and amortization expense was relatively unchanged at approximately $8.6 million during both the nine months ended September 30, 2019 and 2018.

Interest expense

Interest expense decreased by $0.5 million to $6.9 million during the nine months ended September 30, 2019 compared to $7.4 million for the same period in 2018. The decrease reflects lower amortization of deferred financing costs and interest expense (resulting from the $8.2 million paydown of our Revolving Credit Facility made in connection with the disposition of the Alabama Hotels) during the 2019 period.

Earnings from investments in unconsolidated affiliated real estate entities

Our earnings from investments in unconsolidated affiliated real estate entities during the nine months ended September 30, 2019 was a loss of $0.2 million compared to a gain of $0.2 million for the same period in 2018. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture (acquired March 27, 2018) and Brownmill. We account for our ownership interest in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, membership interests held by Lightstone I in a joint venture formed with us that currently owns 7 of our hotels, and the interests held by minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), redemptions and cancellations of shares of our common stock, if approved, and distributions to our shareholders and noncontrolling interests, if any, required to maintain our status as a REIT. For the nine months ended September 30, 2019, our primary sources of funds were approximately $13.0 million of proceeds from the sale of the Alabama Hotels, $7.8 million of cash flows from our operations and $0.7 million of distributions from our unconsolidated affiliated investments.

We currently believe that these cash resources along with our with our current available cash on hand of $23.0 million and marketable securities, available for sale, of $8.8 million as well as proceeds generated from the potential sale of operating properties will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve 12 months.

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

We currently have mortgage indebtedness totaling $145.7 million and a margin loan of $4.7 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2019, our total borrowings aggregated $150.4 million which represented 86% of our net assets.

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

Pursuant to the various agreements discussed above, the following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition fees (1)	$-	$-	$-	$285
Development fees (2)	-	-	62	-
Asset management fees (general and administrative costs)	750	768	2,283	2,209

Total	$750	$768	$2,345	$2,494

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.
(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$7,842	$7,458
Net cash provided by/(used in) investing activities	7,911	(15,646)
Net cash used in financing activities	(21,630)	(6,102)
	(5,877)	(14,290)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of the period	$24,783	$35,883

During the nine months ended September 30, 2019, our principal sources of cash flow have been derived from revenues, interest and dividend income, proceeds from the sale of the Alabama Hotels and distributions from unconsolidated affiliated investments and our principal demands for liquidity were distributions to our shareholders and noncontrolling interests, redemptions and cancellations of shares of our common stock and debt service on our borrowings, including an $8.2 million required paydown of our Revolving Credit Facility.

Operating activities

Net cash flows provided by operating activities of $7.8 million for the nine months ended September 30, 2019 consisted our net loss of $1.2 million offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $9.1 million.

Investing activities

The net cash provided by investing activities of $7.9 million for the nine months ended September 30, 2019 consists primarily of the following:

•	capital expenditures of $5.7 million;

•	proceeds of $13.0 million from the disposition of the Alabama Hotels; and

•	$0.7 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The net cash used in financing activities of $21.6 million for the nine months ended September 30, 2019 consists primarily of the following:

•	distributions to our common shareholders of $9.3 million;

•	debt principal payments of $8.3 million;

•	aggregate distributions to our noncontrolling interests of $1.0 million;

•	redemptions and cancellation of common stock of $2.7 million; and

•	net margin loan payments of $0.3 million.

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2018 we redeemed approximately 1.0 million common shares at an average price per share of $9.69 per share. For the nine months ended September 30, 2019, we redeemed 0.3 million common shares at an average price per share of $10.00 per share.

Our Board of Directors reserves the right to terminate our share repurchase program for any reason without cause by providing written notice of termination of the share repurchase program to all stockholders.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of September 30, 2019.

	Remainder of
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$8,832	$187	$123,245	$211	$13,208	$-	$145,683
Interest payments	1,876	7,228	3,419	742	670	-	13,935
Total	$10,708	$7,415	$126,664	$953	$13,878	$-	$159,618

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

On May 9, 2019, we completed the disposition of the Alabama Hotels, two properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $8.2 million of the proceeds from the disposition of the Alabama Hotels were used for a required paydown of the Revolving Credit Facility. As of September 30, 2019, the Revolving Credit Facility had an outstanding balance of $131.8 million and was collateralized by 13 of the Company’s hotels. Subsequently, on October 24, 2019, we sold the SpringHill Suites – Peabody and at closing made a required principal paydown of approximately $8.8 million under the Revolving Credit Facility to reduce the outstanding principal balance to approximately $123.0 million. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of September 30, 2019, the Company was in compliance with the minimum debt yield ratio for the Revolving Credit Facility.

In addition to the mortgages payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $4.7 million as of September 30, 2019 and is due on demand. The margin loan bears interest at Libor plus 0.85% (2.87% as of September 30, 2019).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(11)	$(648)	$(1,236)	$(1,056)
FFO adjustments:
Depreciation and amortization of real estate assets	2,813	2,926	8,629	8,646
Loss/(gain) on disposition of real estate	5	-	(69)	-
Adjustments to equity in earnings from unconsolidated affiliated entities	518	438	1,386	1,008
FFO	3,325	2,716	8,710	8,598
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	9	-	107
Adjustments to equity in earnings from unconsolidated affiliated entities	(20)	(6)	(28)	(27)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)		-		(1)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	-	440
MFFO	3,305	2,719	8,682	9,117
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$3,305	$2,719	$8,682	$9,117

Net loss	$(11)	$(648)	$(1,236)	$(1,056)
Less: income attributable to noncontrolling interests	(41)	(7)	(58)	(54)
Net loss applicable to Company's common shares	$(52)	$(655)	$(1,294)	$(1,110)
Net loss per common share, basic and diluted	$(0.00)	$(0.04)	$(0.07)	$(0.06)

FFO	$3,325	$2,716	$8,710	$8,598
Less: FFO attributable to noncontrolling interests	(69)	(64)	(189)	(226)
FFO attributable to Company's common shares	$3,256	$2,652	$8,521	$8,372
FFO per common share, basic and diluted	$0.18	$0.15	$0.48	$0.46

MFFO - IPA recommended format	$3,305	$2,719	$8,682	$9,117
Less: MFFO attributable to noncontrolling interests	(69)	(64)	(189)	(227)
MFFO attributable to Company's common shares	$3,236	$2,655	$8,493	$8,890

Weighted average number of common shares outstanding, basic and diluted	17,624	17,996	17,712	18,084

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
September 30, 2019
FFO attributable to Company's common shares	$71,133
Distributions declared	$81,975

Distribution Payments

On October 15, 2019, the distribution for the three-month period ending September 30, 2019 of $3.1 million was paid in cash.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the nine months ended September 30, 2019, there were no such material developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 12, 2019	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)