Form 10-K
period 2019-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2020-03-20
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2019

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

There is no established market for the Registrant’s common shares. As of June 30, 2019, the last business day of the most recently completed second quarter, there were 17.7 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 12, 2020, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.00 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2019. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2020, there were approximately 17.4 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates and foreign currency exchange rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone REIT II is a Maryland corporation, formed on April 28, 2008, elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2019, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

We have and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate. Although we expect that most of our investments will be of these types, we may invest in whatever types of real estate-related investments that we believe are in our best interests.

We currently have one operating segment. As of December 31, 2019, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2019, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2019, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during our initial public offering and follow-on offering (the “Follow-On Offering”, and collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177.0 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We do not have any employees. The Advisor receives compensation and fees for services related to the investment and management of our assets.

Our Advisor has affiliates which may manage certain of the properties we acquire. However, we also contract with other unaffiliated third-party property managers, principally for the management of our hospitality properties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any market for our Common Shares until they are listed for trading. In the event we do not obtain listing prior to September 27, 2024, which is the tenth anniversary of the termination of our Follow-On Offering, our charter requires that our Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On May 20, 2008, our Advisor contributed $2,000 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The Advisor has the right to convert limited partner common units into cash or, at our option, an equal number of our Common Shares.

Associate General Partner

In connection with our Offerings, which concluded on September 27, 2014, the Associate General Partner contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million. As the majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone I and (ii) membership interests held by minority owners in certain of our hotels.

Operations - Operating Partnership Activity

Our Operating Partnership commenced its operations on October 1, 2009. Since then, we have and will continue to seek to primarily acquire and operate hospitality properties and to a lesser extent, acquire and operate other commercial properties (such as retail and industrial) and residential properties, and make real estate-related investments, principally in North America through our Operating Partnership. Our holdings currently consist of hospitality properties and retail properties (multi-tenanted shopping centers). All of our properties have been and will continue to be acquired and operated by us alone or jointly with others.

Related Parties

Our Advisor and its affiliates, and Lightstone SLP II, LLC are related parties of the Company. Certain of these entities are entitled to compensation for services related to the investment, management and disposition of our assets during our acquisition, operational and liquidation stages. The compensation levels during our acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk.

Acquisition and Investment Policies

We have and/or intend to continue to acquire commercial (including full-service or select service hotels and retail properties) and residential real estate assets, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and may continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each acquired property for a period of seven to ten years although we may hold our properties for differing timelines depending on various factors.

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

Distributions

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our Board of Directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Distributions on Common Shares

Our Board of Directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.65 per share, or an annualized rate of 6.5% assuming a purchase price of $10.00 per share, beginning with the fourth quarter of 2009 through the third quarter of 2015. Beginning in the fourth quarter of 2015, our Board of Directors increased the regular quarterly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. Additionally, in February 2017 our Board of Directors declared, and in March 2017 we paid a special “catch-up” distribution on our Common Shares at an annualized rate of 0.5% assuming a purchase price of $10.00 per share for all the quarterly periods beginning with the fourth quarter of 2009 and ending with the third quarter of 2015.

During the years ended December 31, 2019 and 2018, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2019 and 2018 were $12.3 million and $12.6 million, respectively.

On March 12, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Distributions on Subordinated Profits Interests

There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on our Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, our Board of Directors has declared, and we have paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on our Common Shares.

For each of the years ended December 31, 2019 and 2018, total distributions declared and paid on the Subordinated Profits Interests were $1.2 million. Since our inception through December 31, 2019, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.5 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

Share Repurchase Programs

Our share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to us through the Share Repurchase Program. Subject to certain limitations, we will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

Prior to December 13, 2018, the price at which stockholders who had held Common Shares for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2019.

Redemption of shares, when requested, will be made on a quarterly basis subject to our Board of Director’s approval. Provided sufficient funds are available, the number of shares repurchased during the current calendar year will not exceed two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the Share Repurchase Program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

During 2018, we redeemed 0.3 million common shares at an average price per share of $9.89 per share. During 2019, we redeemed 0.4 million common shares at an average price per share of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

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

We engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Competition

The hotel and other commercial real estate markets are highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we will not be associated.

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

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.

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

Employees

We do not have employees. We have entered into an advisory agreement pursuant to which our Advisor supervises and manages our day-to-day operations and selects our real estate and real estate related investments, subject to oversight by our Board of Directors. We pay our Advisor fees for services related to the investment and management of our assets, and we reimburse our Advisor for certain expenses incurred on our behalf.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

Unconsolidated Affiliated Entities:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2019	Annualized Revenues based on rents as of December 31, 2019	Annualized Revenues per square foot as of December 31, 2019(1)
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	72.2%	$2.8 million	$17.73

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2019	Revenue per Available Room ("RevPAR") for the Year Ended December 31, 2019	Average Daily Rate ("ADR") for the Year Ended December 31, 2019
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	66,795	91.6%	$153.84	$167.95

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2019	RevPAR for the Year Ended December 31, 2019	Average Daily Rate for the Year Ended December 31, 2019
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	79.8%	$99.41	$124.58

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	77.9%	$60.55	$77.71

Aloft - Tucson	Tucson, Arizona	1971	56,210	75.7%	$108.97	$143.92

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	78.8%	$93.77	$118.93

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	75.9%	$86.43	$113.84

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	79.1%	$93.36	$118.00

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	64.0%	$63.95	$99.98

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	57.2%	$57.49	$100.52

Hampton Inn - Miami	Miami, Florida	1996	45,990	78.3%	$84.37	$107.74

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	78.7%	$103.54	$131.62

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	69.5%	$105.17	$151.38

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,050	64.4%	$106.70	$165.73

Residence Inn - Needham	Needham, Massachusetts	2013	48,180	82.6%	$139.50	$168.86

Courtyard - Paso Robles	Paso Robles, California	2007	47,450	81.5%	$116.87	$143.48
		Hospitality Total	657,730	74.6%	$96.53	$129.42

Note:

(1)	Annualized revenue is defined as the minimum monthly payments due as of December 31, 2019 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2020, we had approximately 17.4 million shares of common stock outstanding, held by a total of 5,235 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 12, 2020, our Board of Directors determined and approved our estimated NAV of approximately $175.1 million and resulting estimated NAV per Share of $10.00 after allocations of value to Subordinated Profits Interests in our Operating Partnership held by Lightstone SLP II LLC, an affiliate of our Advisor, both as of December 31, 2019. In connection with our Offerings, which concluded on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of approximately $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

The estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2019 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (‘‘Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2019 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2019 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2019, Stanger prepared appraisal reports (the ‘‘Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on 16 properties (14 hospitality properties and two retail properties and collectively, the ‘‘Stanger Appraised Properties’’) of the 17 properties in which we held ownership interests as of December 31, 2019. Stanger also prepared a NAV report (the ‘‘December 2019 NAV Report’’) which estimated the NAV per Share as of December 31, 2019. The December 2019 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for the Hilton Garden Inn – Long Island City, (ii) Stanger’s estimated value of our mortgage notes payable and other debt, (iii) Stanger’s estimate of the allocation of any value to the Subordinated Profits Interests, and (iv) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted cash, other assets, other liabilities and other noncontrolling interests, to calculate estimated NAV per Share, all as of December 31, 2019.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019 as well as the comparable calculation as of December 31, 2018.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2019		As of December 31, 2018
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$287,752	$16.43	$313,715	$17.55
Non-Real Estate Assets:
Cash and cash equivalents	21,242		27,293
Marketable securities	8,890		7,901
Restricted cash	8,974		3,367
Other assets	3,375		4,278
Total non-real estate assets	42,481	2.43	42,839	2.40
Total Assets	330,233	18.86	356,554	19.95
Liabilities:
Mortgage notes payable	(136,952)		(154,143)
Margin loan	(4,744)		(5,060)
Other liabilities	(11,812)		(11,818)
Total liabilities	(153,508)	(8.77)	(171,021)	(9.57)
Other Non-Controlling Interests	(1,438)	(0.08)	(1,589)	(0.09)
Net Asset Value before Allocations to Subordinated Profits Interests	175,287	$10.01	183,944	$10.29
Allocations to Subordinated Profits Interests	(167)	(0.01)	(5,204)	(0.29)
Net Asset Value	$175,120	$10.00	$178,740	$10.00

Shares of Common Stock Outstanding(1)	17,512		17,874

Note:

(1)	Includes 0.2 million shares of our common stock assuming the conversion of an equal number of common units of limited partnership interest in our Operating Partnership

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2019. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2019 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2019 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock as of December 31, 2019. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: As of December 31, 2019, we have ownership interests in (i) 14 consolidated properties and (ii) three unconsolidated real estate properties held in joint ventures (collectively, the ‘‘Real Estate Assets). With respect to our consolidated properties as of December 31, 2019, we majority owned and consolidated the operating results and financial condition of 14 hospitality properties, or select services hotels, containing a total of 1,802 rooms (collectively, the “Consolidated Real Estate Properties”). With respect to our unconsolidated properties as of December 31, 2019, we held a (i) 48.6% membership interest in Brownmill, an affiliated real estate entity, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New jersey and Milburn Mall located in Vauxhaull, New Jersey and collectively are referred to as the Brownmill Properties and (ii) 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, 183-room, limited-service hotel located in Long Island City. We do not consolidate our membership interests in Brownmill and the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 16 of the 17 Real Estate Assets in which we held ownership interests as of December 31, 2019. We also engaged another third party valuation firm to provide an appraisal report for the Hilton Garden Inn – Long Island City. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

The estimated values for our investments in real estate may or may not represent current market values and do not equal the book values of our real estate investments in accordance with GAAP. Our consolidated investments in real estate are currently carried in our consolidated financial statements at their amortized cost basis, adjusted for any loss impairments and bargain purchase gains recognized to date. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of Stanger Appraised Properties and the Hilton Garden Inn - Long Island City as of December 31, 2019:

	Consolidated
	Real Estate Properties	Unconsolidated Real Estate Properties
	(14 hospitality properties)	(two retail properties)	(one hospitality property)
Weighted-average:
Exit capitalization rate	8.13%	7.31%	5.75%
Discount rate	9.95%	7.81%	6.75%
Annual market rent growth rate	3.14%	2.14%	3.05%
Annual net operating income growth rate	3.45%	4.15%	3.18%
Holding period (in years)	10	10	10

While we believe that the assumptions made by Stanger and the other third-party valuation firm are reasonable, a change in these assumptions would impact the calculations of the estimated value of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City. Assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City, all based on our applicable ownership interest, which would result from a 25 basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated
	Real Estate Properties	Unconsolidated Real Estate Properties
	(14 hospitality properties)	(two retail properties)	(one hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(3,783)	$(314)	$(639)
Discount rate	$(4,349)	$(314)	$(480)
Decrease of 25 basis points:
Exit capitalization rate	$4,026	$336	$699
Discount rate	$4,447	$321	$494

As of December 31, 2019, the aggregate estimated fair value of the Real Estate Assets was approximately $287.8 million, including our (i) 14 consolidated select service hotels, which were valued at $261.9 million, (ii) unconsolidated 48.6% membership interest in Brownmill, which was valued at $11.0 million, and (iii) unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, which was valued at 14.8 million, and the aggregate cost of the interests in the Real Estate Assets was approximately $290.9 million, including approximately $31.4 million of capital improvements invested subsequent to their acquisition. The estimated fair value of the Real Estate Assets compared to their original acquisition price plus subsequent capital improvements through December 31, 2019, results in an estimated overall decrease in the real estate value of 1.1%.

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

Restricted Cash: The estimated values of our restricted cash approximate their carrying values due to their short maturities.

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

Mortgage Notes Payable: The values for our mortgage loans were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.55% to 5.36%.

Margin Loan: Our margin loan bears interest at a variable rate and is due on demand and therefore, its estimated value was assumed to approximate its carrying value because it bears interest at a variable rate and has a short maturity.

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

Other Noncontrolling Interests: Our other noncontrolling interests represent the estimated values of the ownership interests of others in certain of our consolidated properties pursuant to the terms of their applicable operating agreements.

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

Our operating agreement provides for distributions to be made during our liquidating stage to our stockholders and the holder of the Subordinated Profits Interests at certain prescribed thresholds. In connection with our Offerings which concluded on September 27, 2014, Lightstone SLP II LLC acquired an aggregate of approximately $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, an approximately $0.2 million allocation of value was made to the Subordinated Profits Interests representing the amount of estimated distributions which would have been payable to the holder of the Subordinated Profits Interests, assuming a liquidation event as of December 31, 2019.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2018 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on April 1, 2019.

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

Share Repurchase Program

Our share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to us through the Share Repurchase Program. Subject to certain limitations, we will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

Prior to December 13, 2018, the price at which stockholders who had held Common Shares for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2019.

Redemption of shares, when requested, will be made on a quarterly basis subject to our Board of Director’s approval. Provided sufficient funds are available, the number of shares repurchased during the current calendar year will not exceed two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the Share Repurchase Program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

During 2018, we redeemed 0.3 million common shares at an average price per share of $9.89 per share. During 2019, we redeemed 0.4 million common shares at an average price per share of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions

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

Distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. Such analyses may include actual and anticipated operating cash flow, capital expenditure needs, general financial and market conditions, proceeds from asset sales and other factors that our Board of Directors deem relevant. Our Board of Directors’ decisions will be substantially influenced by their obligation to ensure that we maintain our federal tax status as a REIT. We may fund future distributions with cash proceeds from borrowings if we do not generate sufficient cash flow from our operations to fund distributions. Our ability to continue to pay regular distributions and the size of these distributions will depend upon a variety of factors. For example, our borrowing policy permits us to incur short-term indebtedness, having a maturity of two years or less, and we may have to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. We cannot assure that regular quarterly distributions will continue to be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Distributions on Common Shares

Our Board of Directors commenced declaring and we began paying regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.65 per share, or an annualized rate of 6.5% assuming a purchase price of $10.00 per share, beginning with the fourth quarter of 2009 through the third quarter of 2015. Beginning in the fourth quarter of 2015, our Board of Directors increased the regular quarterly distributions on our Common Shares to the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. Additionally, in February 2017 our Board of Directors declared, and in March 2017 we paid a special “catch-up” distribution on our Common Shares at an annualized rate of 0.5% assuming a purchase price of $10.00 per share for all the quarterly periods beginning with the fourth quarter of 2009 and ending with the third quarter of 2015.

During the years ended December 31, 2019 and 2018, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2019 and 2018 were $12.3 million and $12.6 million, respectively.

On March 12, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

Overview

Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”), together with Lightstone Value Plus REIT II, LP (the “Operating Partnership” and collectively “the Company”, also referred to as “we”, “our” or “us”) has and may continue to acquire and operate commercial (including hospitality and retail properties) and residential real estate assets, as well as other real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through our Operating Partnership and generally include both portfolios and individual properties. Our commercial holdings currently consist of hospitality and retail (multi-tenanted shopping centers) properties. Our real estate investments have been and will continue to be acquired and operated by us alone or jointly with others.

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

We engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have made and intend to continue to make direct or indirect real estate investments that will satisfy our primary investment objectives of preserving capital, paying distributions, if necessary to maintain our status as a REIT, and achieving appreciation of our assets over the long term. The ability of our Advisor to identify and execute investment opportunities directly impacts our financial performance.

We will continue to seek to acquire and operate hotels and other commercial real estate assets primarily located in the United States. We may also acquire and operate residential properties and make other real estate-related investments. We may acquire and operate all such properties alone or jointly with another party.

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, and recession.

With respect to contagious diseases, the extent to which our business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted.

If demand for our hotel rooms is negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, our business and financial results could be materially and adversely impacted.

While we believe there are certain cost reduction strategies we can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

These and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-K.

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

Investments in Real Estate.

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding relative fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

Accounting for Business Combinations

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

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

We review investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain other affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to its affiliates, which may manage certain of the properties we acquire, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Advisor’s affiliates may also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees will be considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs incurred for tenant construction will be depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities will be depreciated over the estimated useful life of the associated project.

Leasing activity at certain of our properties has also been outsourced to our Advisor’s affiliates. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and its affiliates are expensed or capitalized to the basis of acquired assets, as appropriate.

Income Taxes

We elected to qualify and be taxed as a REIT commencing with the taxable year ending December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

We engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS which then enters into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

As of December 31, 2019 and 2018, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

Acquisition and Disposition Activities

The following summarizes our acquisition and disposition activities during the years ended December 31, 2019 and 2018.

2019:

On May 9, 2019, we completed the disposition of two limited services hotels (collectively, the “Alabama Hotels”) for an aggregate contractual sales price of $13.3 million resulting in a gain on disposition of real estate and other assets of $0.1 million.

The Alabama Hotels were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and

•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

On October 24, 2019, we completed the disposition of a SpringHill Suites hotel located in Peabody, Massachusetts, (the “SpringHill Suites – Peabody”) for an aggregate contractual sales price of $19.0 million resulting in a gain on disposition of real estate and other assets of $8.3 million.

The aggregate gain on the dispositions of the Alabama Hotels and the SpringHill Suites – Peabody (collectively, the “2019 Disposed Hotels”) of approximately $8.4 million is included in gain on disposition of real estate and other assets on the consolidated statements of operations during the year ended December 31, 2019.

The 2019 Disposed Hotels did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift in the Company’s operations that had a major effect on its operations and financial results. Accordingly, the operating results of the 2019 Disposed Hotels are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

2018:

On March 27, 2018, we acquired a 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a Hilton Garden Inn located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”), a 183-room, limited-service hotel, that the Company does not consolidate but rather accounts for under the equity method of accounting.

See Notes 4 and 5 of the Notes to Consolidated Financial Statements for additional information on our acquisitions and dispositions.

We currently have one operating segment. As of December 31, 2019, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operate the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting. We acquired our 50.0% ownership interest in the Hilton Garden Inn Joint Venture on March 27, 2018.

As of December 31, 2019, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2019, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

Comparison of the year ended December 31, 2019 vs. December 31, 2018

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the year ended December 31, 2019 and 2018 are attributable to our consolidated hospitality properties, including the 2019 Disposed Hotels through their respective dates of disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 75.2% to 74.7% for 2018 and 2019, respectively, revenue per available room (“RevPAR”) from $96.91 to $95.96 for 2018 and 2019, respectively, and the  average daily rate per room (“ADR”)  from $128.86 to $128.54 for 2018 and 2019, respectively.

Revenues

Revenues decreased by $4.8 million to $75.3 million during the year ended December 31, 2019, compared to $80.1 million for the same period in 2018, resulting from decreases in revenues of $4.0 million related to the 2019 Disposed Hotels. The remaining decrease in revenues of $0.8 million was a result of the decrease in percentage of rooms occupied, lower RevPAR and lower ADR during 2019 compared to 2018 for the Same Store properties.

Property operating expenses

Property operating expenses decreased by $3.4 million to $49.7 million during the year ended December 31, 2019 compared to $53.1 million for the same period in 2018 resulting from decreases in expenses of $3.1 million related to the 2019 Disposed Hotels. The remaining decrease of $0.3 million was a result of the decrease in percentage of rooms occupied for the Same Store properties during 2019 compared to 2018.

Real estate taxes

Real estate taxes increased by $0.2 million to $3.7 million during the year ended December 31, 2019 compared to $3.5 million for the same period in 2018 resulting from a decrease in expense of $0.1 million related to the 2019 Disposed Hotels and an increase in expenses of approximately $0.3 million related to Same Store properties.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $4.7 million during the year ended December 31, 2019 compared to $5.1 million for the same period in 2018. The decrease was principally attributable to a decrease in professional fees during the year ended December 31, 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.3 million to $11.3 million during the year ended December 31, 2019 compared to $11.6 million for the same period in 2018 resulting from a decrease in expenses of $0.8 million related to the 2019 Disposed Hotels and an increase in expenses of approximately $0.5 million related to the Same Store properties.

Interest expense

Interest expense was $8.9 million during the year ended December 31, 2019 compared to $9.8 million for the same period in 2018. Interest expense during both periods primarily consisted of interest related to our mortgage indebtedness and an additional $0.4 million of deferred financing costs written off in the 2018 period related to the early extinguishment of previously outstanding indebtedness.

Gain on disposition of real estate and other assets

In connection with the dispositions of the 2019 Disposed Hotels, we recognized an aggregate gain on the disposition of real estate of approximately $8.4 million during the year ended December 31, 2019.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated entities and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT. For the year ended December 31, 2019, our primary sources of funds were approximately aggregate proceeds of $31.8 million from the sale of the 2019 Disposed Hotels, $8.4 million of cash flows from our operations and $1.2 million of distributions from our unconsolidated affiliated entities.

We currently believe that these cash resources along with our available cash on hand of $21.2 million and marketable securities, available for sale of $8.9 million as of December 31, 2019 as well as the release of funds held in restricted cash and proceeds generated from the selective disposition of certain assets will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

We currently have mortgage indebtedness totaling $136.9 million and a margin loan of $4.7 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to our stockholders. Market conditions will dictate our overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2019, our total borrowings aggregated $141.6 million which represented 78% of our net assets.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources to make certain payments are used to make certain payment to our Advisor and its affiliates, including payments related to assets acquisition fees, asset management fees, property management fees and the reimbursement of acquisition-related expenses to our Advisor. We may also reimburse our Advisor and its affiliates for actual expenses it incurs for administrative and other services provided to us. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

Pursuant to an advisory agreement, our Advisor is entitled to receive an asset management fee equal to 0.95% of our average invested assets, as defined. The asset management fee is payable quarterly and based on balances as of the end of each month in the quarterly period.

Pursuant to the related party arrangements described above, we have recorded the following amounts for the years indicated:

	2019	2018
Acquisition fees (1)	$-	$285
Construction management fees (2)	62	-
Asset management fees (general and administrative costs)	3,011	2,979
Total	$3,073	$3,264

(1)	The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2019 and 2018.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows provided by operating activities	$8,404	$10,146
Cash flows provided by/(used in) investing activities	25,863	(18,248)
Cash flows used in financing activities	(34,711)	(11,411)
Net change in cash, cash equivalents and restricted cash	(444)	(19,513)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of period	$30,216	$30,660

Our principal sources of cash flow have been derived from operating cash flow, proceeds from the dispositions of the 2019 Disposed Hotels and distributions received from our investments in unconsolidated affiliated entities. We believe that our cash available on hand and proceeds from the sale of marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, debt service, capital contributions, redemptions and cancellations of Common Shares, if approved, distributions, if any, required to maintain our status as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Operating activities

Net cash flows provided by operating activities of $8.4 million for the year ended December 31, 2019 consists of the following:

•	cash inflows of approximately $9.3 million from our net income from continuing operations after adjustment for non-cash items; and

•	cash outflows of approximately $0.9 million associated with the net changes in operating assets and liabilities.

Investing activities

The net cash provided by investing activities of $25.9 million for the year ended December 31, 2019 consists primarily of the following:

•	capital expenditures of $7.1 million;

•	proceeds of $31.8 million from the disposition of the 2019 Disposed Hotels; and

•	$1.2 million of distributions received from unconsolidated affiliated entities.

Financing activities

The net cash used in financing activities of $34.7 million for the year ended December 31, 2019 consists primarily of the following:

•	distributions to our common stockholders of $12.4 million;

•	debt principal payments of $17.1 million;

•	aggregate distributions to our noncontrolling interests of $1.4 million;

•	redemptions and cancellation of Common Shares of $3.6 million; and

•	net margin loan payments of $0.3 million.

Share Repurchase Program

Our share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with us, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to us through the Share Repurchase Program. Subject to certain limitations, we will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

Prior to December 13, 2018, the price at which stockholders who had held Common Shares for the required one-year period may sell shares of common stock back to us was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2019.

Redemption of shares, when requested, will be made on a quarterly basis subject to our Board of Director’s approval. Provided sufficient funds are available, the number of shares repurchased during the current calendar year will not exceed two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the Share Repurchase Program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

During 2018, we redeemed 0.3 million common shares at an average price per share of $9.89 per share. During 2019, we redeemed 0.4 million common shares at an average price per share of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Distributions Declared by our Board of Directors

Common Shares

During the years ended December 31, 2019 and 2018, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2019 and 2018 were $12.3 million and $12.6 million, respectively.

On March 12, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Contractual Obligations

The following is a summary of our estimated contractual obligations outstanding over the next five years and thereafter as of December 31, 2019.

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Payable	$187	$123,245	$211	$13,208	$-	$-	$136,851
Interest Payments(1)	6,911	3,288	742	670	-	-	11,611

Total Contractual Obligations	$7,098	$126,533	$953	$13,878	$-	$-	$148,462

1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one month LIBOR rate as of December 31, 2019 was used.

Revolving Credit Facility

On May 17, 2018, we, through certain subsidiaries, entered into a nonrecourse revolving credit facility (the “Revolving Credit Facility”) with a bank of up to $140.0 million. The Revolving Credit Facility bore interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

Effective March 31, 2019, we entered into a loan modification agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15% and modified the requirements under the minimum debt yield ratio.

During 2019, we completed the dispositions of the 2019 Disposed Hotels, which consisted of three properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $17.0 million of the proceeds from the dispositions of the 2019 Disposed Hotels were used for required paydowns of the Revolving Credit Facility. See Note 4 and Note 7 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2019, we had pledged 12 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

Courtyard - Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles (the “Courtyard - Paso Robles Mortgage Loan”). The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard - Paso Robles Mortgage Loan had an outstanding balance of approximately $13.8 million as of December 31, 2019.

Margin Loan

In addition to the mortgages payable described above, we have a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The outstanding balance of the margin loan was approximately $4.7 million as of December 31, 2019. The margin loan bears interest at Libor plus 0.85% (2.61% as of December 31, 2019).

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of December 31, 2019, we were in compliance with all of our financial covenants.

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

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

	For the Years Ended
	December 31, 2019	December 31, 2018
Net income/(loss)	$5,716	$(2,374)
FFO adjustments:
Depreciation and amortization of real estate assets	11,265	11,599
Gain on disposition of real estate and other assets, net	(8,357)	-
Adjustments to equity in earnings from unconsolidated entities, net	1,848	1,447
FFO	10,472	10,672
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	20	107
Adjustments to equity in earnings from unconsolidated entities, net	(39)	56
Amortization of above or below market leases and liabilities(2)	-	-
Mark-to-market adjustments(3)	-	(1)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(4)	-	440

MFFO	10,453	11,274
Straight-line rent(5)	-	-
MFFO - IPA recommended format(6)	$10,453	$11,274

Net income/(loss)	$5,716	$(2,374)
Less: loss attributable to noncontrolling interests	-	(66)
Net income/(loss) applicable to Company's common shares	$5,716	$(2,440)
Net income/(loss) per common share, basic and diluted	$0.32	$(0.14)

FFO	$10,472	$10,672
Less: FFO attributable to noncontrolling interests	(240)	(296)
FFO attributable to Company's common shares	$10,232	$10,376
FFO per common share, basic and diluted	$0.58	$0.58

MFFO - IPA recommended format	$10,453	$11,274
Less: MFFO attributable to noncontrolling interests	(240)	(297)
MFFO attributable to Company's common shares	$10,213	$10,977

Weighted average number of common shares outstanding, basic and diluted	17,667	18,036

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will need to be paid from either additional debt, operational earnings or cash flow proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April 28, 2008
(date of inception) through
December 31, 2019
FFO	$72,845
Distributions declared	$85,040

For the year ended December 31, 2019, we paid distributions of $12.4 million. FFO attributable to our Common Shares for the year ended December 31, 2019 was $10.2 million and cash flow from operations was $8.4 million. For the year ended December 31, 2018, we paid distributions of $12.7 million. FFO attributable to our Common Shares for the year ended December 31, 2018 was $10.4 million and cash flow from operations was $10.1 million.

New Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2019 and certain accounting standards that we have not yet been required to adopt and may be applicable to our future operations.

Subsequent Events

See Note 11 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2020 through the date of this filing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 20, 2020

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Investment property:
Land and improvements	$36,662	$40,584
Building and improvements	200,362	216,029
Furniture and fixtures	32,861	38,362
Construction in progress	4,612	3,457
Gross investment property	274,497	298,432
Less accumulated depreciation	(40,545)	(38,550)
Net investment property	233,952	259,882

Investments in unconsolidated affiliated entities	16,394	17,721
Cash and cash equivalents	21,242	27,293
Marketable securities, available for sale	8,890	7,901
Restricted cash	8,974	3,367
Accounts receivable and other assets	3,903	4,703
Total Assets	$293,355	$320,867

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,160	$8,107
Margin loan	4,744	5,060
Mortgages payable, net	136,177	152,900
Due to related party	587	557
Distributions payable	3,065	3,154
Total liabilities	152,733	169,778

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized,none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.5 million and 17.9 million shares issued and outstanding, respectively	175	179
Additional paid-in-capital	147,924	151,538
Accumulated other comprehensive income/(loss)	172	(817)
Accumulated deficit	(19,863)	(13,277)
Total Company stockholders' equity	128,408	137,623

Noncontrolling interests	12,214	13,466

Total Stockholders' Equity	140,622	151,089

Total Liabilities and Stockholders' Equity	$293,355	$320,867

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018
Revenues	$75,265	$80,141

Expenses:
Property operating expenses	49,713	53,063
Real estate taxes	3,677	3,542
General and administrative costs	4,697	5,071
Depreciation and amortization	11,265	11,599
Total operating expenses	69,352	73,275

Operating income	5,913	6,866

Interest and dividend income	564	515
Interest expense	(8,852)	(9,824)
Other expense, net	(113)	(93)
Gain on disposition of real estate and other assets, net	8,357	-
Earnings from investments in unconsolidated affiliated entities	(153)	162
Net income/(loss)	5,716	(2,374)

Less: net income attributable to noncontrolling interests	-	(66)
Net income/(loss) applicable to Company's common shares	$5,716	$(2,440)

Net income/(loss) per Company's common share, basic and diluted	$0.32	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	17,667	18,036

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018
Net income/(loss)	$5,716	$(2,374)

Other comprehensive income/(loss):

Holding gain/(loss) on available for sale securities	989	(637)

Reclassification adjustment for loss included in net loss	-	31
Other comprehensive income/(loss)	989	(606)
Comprehensive income/(loss)	6,705	(2,980)

Less: Comprehensive loss attributable to noncontrolling interests	-	(66)

Comprehensive income/(loss) attributable to the Company's common shares	$6,705	$(3,046)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	(Deficit)/Surplus	Interests	Equity
BALANCE, December 31, 2017	18,199	$182	$155,162	$(211)	$1,771	$15,687	$172,591

Net income	-	-	-	-	(2,440)	66	(2,374)
Other comprehensive loss	-	-	-	(606)	-	-	(606)
Purchase of non-controlling interest in a subsidiary	-	-	(405)	-	-	-	(405)
Distributions declared (a)	-	-	-	-	(12,608)	-	(12,608)
Distributions paid to noncontrolling interests	-	-	-	-	-	(2,953)	(2,953)
Contributions from noncontrolling interests	-	-	-	-	-	666	666
Redemption and cancellation of shares	(325)	(3)	(3,219)	-	-	-	(3,222)

BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net income	-	-	-	-	5,716	-	5,716
Other comprehensive income	-	-	-	989	-	-	989
Distributions declared (a)	-	-	-	-	(12,302)	-	(12,302)
Contributions from noncontrolling interests	-	-	-	-	-	115	115
Distributions paid to noncontrolling interests	-	-	-	-	-	(1,367)	(1,367)
Redemption and cancellation of shares	(362)	(4)	(3,614)	-	-	-	(3,618)

BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

(a) Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,716	$(2,374)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	11,265	11,599
Amortization of deferred financing costs	411	773
Gain on disposition of real estate and other assets, net	(8,357)	-
Earnings from investments in unconsolidated affiliated entities	153	(162)
Other non-cash adjustments	118	154
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	484	481
(Decrease)/increase in accounts payable and other accrued expenses	(1,416)	75
Increase/(decrease) in due to related party	30	(400)
Net cash provided by operating activities	8,404	10,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(7,065)	(6,664)
Purchase of noncontrolling interest in a subsidiary	-	(405)
Proceeds from sale of marketable securities	-	1,239
Proceeds from disposition of investment property	31,754	-
Investments in unconsolidated affiliated entities	(58)	(13,266)
Distributions from unconsolidated affiliated entities	1,232	848
Net cash provided by/(used in) investing activities	25,863	(18,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage financings	-	140,000
Payment on mortgages payable	(17,134)	(130,524)
Payment of loan fees and expenses	-	(1,130)
Payments on margin loan, net	(316)	(1,582)
Redemption and cancellation of common shares	(3,618)	(3,222)
Contribution from noncontrolling interests	115	666
Distributions to noncontrolling interests	(1,367)	(2,953)
Distributions to common stockholders	(12,391)	(12,666)
Net cash used in financing activities	(34,711)	(11,411)

Net change in cash, cash equivalents and restricted cash	(444)	(19,513)
Cash, cash equivalents and restricted cash, beginning of year	30,660	50,173
Cash, cash equivalents and restricted cash, end of period	$30,216	$30,660

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus Real Estate Investment Trust II, Inc. (‘‘Lightstone REIT II’’), is a Maryland corporation, formed on April 28, 2008, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of December 31, 2019, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ‘‘Company’’ and the use of ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar pronouns refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

The Company has and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company may also originate or acquire mortgage loans secured by real estate. Although the Company expects that most of its investments will be of these types, it may invest in whatever types of real estate-related investments that it believes are in its best interests.

The Company currently has one operating segment. As of December 31, 2019, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2019, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2019, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ‘‘Sponsor’’) during its initial public offering (the “Offering”) and follow-on offering (the “Follow-on Offering”, and collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. The Advisor, together with the Company’s board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which has subordinated profits interests in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with the Company’s Offerings. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s Advisor has certain affiliates which may manage the properties the Company acquires. However, the Company also contracts with other unaffiliated third-party property managers, principally for the management of its hospitality properties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any market for its Common Shares until they are listed for trading. In the event the Company does not obtain listing prior to September 27, 2024, which is the tenth anniversary of the termination of its Follow-On Offering, its charter requires that the Board of Directors must either (i) seek stockholder approval of an extension or amendment of this listing deadline; or (ii) seek stockholder approval to adopt a plan of liquidation of the corporation.

Noncontrolling Interests - Partners of the Operating Partnership

Limited Partner

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor has the right to convert limited partner common units into cash or, at the Company’s option, an equal number of Common Shares.

Associate General Partner

In connection with the Company’s Offerings, which concluded on September 27, 2014, the Associate General Partner contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in Brownmill, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return.

See Note 5 for additional information with respect to the Subordinated Profits Interests.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone I and (ii) membership interests held by minority owners in certain of the Company’s hotels.

The Advisor and its affiliates and Associate General Partner are related parties of the Company. Certain of these entities are entitled to compensation and fees for services related to the investment, management and disposition of the Company’s assets during its acquisition, operational and liquidation stages. The compensation levels during the Company's acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and reimbursements as outlined in each of the respective agreements. See Note 9 for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2019, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of December 31, 2019, restricted cash also included approximately $7.2 million resulting from the disposition of a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts (See Note 4), temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$21,242	$27,293
Restricted cash	8,974	3,367
Total cash, cash equivalents and restricted cash	$30,216	$30,660
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,608	$9,156
Distributions declared but not paid	$3,065	$3,154
Holding gain/loss in available for sale securities	$989	$606
Non-cash purchase of investment property	$-	$285
Investment property acquired but not paid	$1,709	$2

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

For the Years Ended December 31, 2019 and 2018

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
Revenues	2019	2018
Room	$69,977	$75,520
Food, beverage and other	5,288	4,621

Total revenues	$75,265	$80,141

Accounts Receivable

The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Asset Acquisitions

When the Company makes an investment in real estate assets, the cost of real estate assets acquired in an asset acquisition are allocated to the acquired tangible assets, consisting of land, building and improvements, furniture and fixtures and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases, and the value of tenant relationships, based in each case on their relative fair values, at the date of acquisition, based on evaluation of information and estimates available at that date, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other relevant market data. As final information regarding fair value of the assets acquired, liabilities assumed and noncontrolling interests is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. The allocations are finalized as soon as all the information necessary is available. Fees incurred related to asset acquisitions are capitalized as part of the cost of the investment.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Accounting for Business Combinations

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

Impairment Evaluation

The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2019 and 2018, the Company did not recognize any impairment charges.

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

For the Years Ended December 31, 2019 and 2018

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

The Company reviews investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

The Company believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2019 and 2018.

Income Taxes

The Company elected to qualify and be taxed as a REIT commencing with the taxable year ending December 31, 2009. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could have a material adverse effect on its net income and net cash available for distribution to its stockholders.

The Company engages in certain activities through taxable REIT subsidiaries ("TRSs"), including when it acquires a hotel it usually establishes a TRS which then enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2019 and 2018, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, due to related party, and distributions payable approximated their fair values as of December 31, 2019 and 2018 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,851	$137,303	$153,985	$154,134

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Leases

On January 1, 2019, the Company adopted the ASU, that amends the existing lease accounting guidance and elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. The Company has operating leases related to land used as a parking lot and vehicles. These leases have remaining terms of 3 months to 3 years, some of which include options to extend the leases for additional years. One of our leases contains renewal options which are solely at the Company’s discretion and are not included in the lease term since it is not considered reasonably certain the Company will exercise those options. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consequently, on January 1, 2019, the Company recognized right-of-use lease assets of $0.3 million and related lease liabilities of $0.3 million. Since most of the Company's leases do not provide an implicit rate, we used our incremental borrowing rate of 5.7% calculated based on information available at adoption.

As of December 31, 2019, the Company's right-of-use lease assets of $0.2 million are included in accounts receivable and other assets and its related lease liabilities of $0.2 million are presented in accounts payable and accrued expenses on the Company's consolidated balance sheets.

During the year ended December 31, 2019, the Company's total operating lease cost, which is included in property operating expenses on the Company's consolidated statements of operations, was $158, and during the year ended December 31, 2019, the operating cash outflows from operating leases was $158. As of December 31, 2019, the weighted average operating lease term was 16 months.

The adoption of this standard had minimal impact on the Company's consolidated statements of operations.

4.	Disposition of Limited Service Hotels

Disposition of Alabama Hotels

On February 11, 2019, certain wholly owned subsidiaries of the Operating Partnership and VAH Investments, LLC (the “Alabama Buyer”), an unaffiliated third party, entered into purchase and sale agreements (collectively, the “Alabama Hotel Agreements”) pursuant to which the Company would dispose of two limited services hotels (the “Alabama Hotels”) to the Alabama Buyer for an aggregate contractual sales price of $13.3 million.

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and

•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

On May 9, 2019, pursuant to the terms of the Alabama Hotel Agreements, the Company completed the disposition of the Alabama Hotels to the Alabama Buyer for an aggregate of $13.3 million resulting in gain on the disposition of real estate and other assets of approximately $0.1 million during the second quarter of 2019. Approximately $8.2 million of the proceeds were used for a required paydown of the Company’s nonrecourse revolving credit facility (the “Revolving Credit Facility”) (See Note 7).

The Holiday Inn Express – Auburn was owned by the Joint Venture.

Disposition of the SpringHill Suites – Peabody

On August 19, 2019, certain wholly owned subsidiaries of the Operating Partnership and MCR Hospitality Fund REIT LLC (the “Peabody Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “SpringHill Suites – Peabody Agreement”) pursuant to which the Company would dispose of a SpringHill Suites hotel located in Peabody, Massachusetts (the “SpringHill Suites – Peabody”) to the Peabody Buyer for a contractual sales price of $19.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On October 24, 2019, pursuant to the terms of the SpringHill Suites – Peabody Agreement, the Company completed the disposition of the SpringHill Suites – Peabody to the Peabody Buyer for $19.0 million resulting in a gain on the disposition of real estate and other assets of approximately $8.3 million during the fourth quarter of 2019. Approximately $8.8 million of the proceeds were used for a required paydown of the Revolving Credit Facility (See Note 7) and approximately $7.2 million of the proceeds were placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended and is classified as restricted cash on the consolidated balance sheet as of December 31, 2019.

The aggregate gain on the dispositions of the Alabama Hotels and the SpringHill Suites – Peabody (collectively, the “2019 Disposed Hotels”) of approximately $8.4 million is included in gain on disposition of real estate and other assets on the consolidated statements of operations during the year ended December 31, 2019.

The dispositions of the 2019 Disposed Hotels did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift in the Company’s operations that had a major effect on its operations and financial results. Accordingly, the operating results of the 2019 Disposed Hotels are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

5.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2019	December 31, 2018
Brownmill	Various	48.58%	$4,630	$4,967
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	11,764	12,754
Total investments in unconsolidated affiliated real estate entities			$16,394	$17,721

Brownmill

In connection with its Offerings, which concluded on September 27, 2014, the Company entered into various contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% membership interest in Brownmill in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2019, the Company owns a 48.6% membership interest in Brownmill, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During both the years ended December 31, 2019 and 2018, the Company received distributions from Brownmill aggregating $0.3 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenues	$3,515	$3,462

Property operating expenses	1,641	1,522
Depreciation and amortization	944	714

Operating income	930	1,226

Interest expense and other, net	(692)	(731)
Net income	$238	$495
Company's share of earnings	$116	$240
Additional depreciation and amortization expense (1)	(126)	(129)
Company's earnings from investment	$(10)	$111

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	December 31, 2019	December 31, 2018
Real estate, at cost (net)	$13,507	$14,239
Cash and restricted cash	1,016	1,055
Other assets	1,440	1,226
Total assets	$15,963	$16,520

Mortgage payable	$14,061	$14,278
Other liabilities	648	530
Members' capital	1,254	1,712
Total liabilities and members' capital	$15,963	$16,520

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Company’s Sponsor, acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution, excluding closing and other related transaction costs. The Company and Lightstone REIT III each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Company paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2019, it has made an aggregate of $0.7 million (including $0.1 million during the year ended December 31, 2019) of additional capital contributions and received aggregate distributions of $1.5 million (including $0.9 million during the year ended December 31, 2019).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Year Ended December 31, 2019	For the Period March 27, 2018 (date of investment) through December 31, 2018
Revenues	$11,009	$9,044

Property operating expenses	6,761	5,502
General and administrative costs	-	62
Depreciation and amortization	2,527	1,914
Operating income	1,721	1,566
Interest expense and other, net	(2,006)	(1,465)
Net income	$(285)	$101
Company's share of net income (50.00%)	$(143)	$51

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2019	December 31, 2018
Investment property, net	$56,775	$58,799
Cash	904	554
Other assets	894	1,218
Total assets	$58,573	$60,571

Mortgage payable, net	$34,821	$34,766
Other liabilities	794	867
Members' capital	22,958	24,938
Total liabilities and members' capital	$58,573	$60,571

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities:

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$172	$-	$8,890

	As of December 31, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$-	$(817)	$7,901

When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. As of December 31, 2019 and 2018, the Company did not recognize any impairment charges.

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

As of December 31, 2019 and 2018, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2019.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2019
Due in 1 year	$-
Due in 1 year through 5 years	3,640
Due in 5 year through 10 years	-
Due after 10 years	5,250
Total	$8,890

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The margin loan bears interest at Libor plus 0.85% (2.61% as of December 31, 2019).

7.	Mortgages Payable

Mortgages payable consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of December 31, 2019	Maturity Date	Amount Due at Maturity	As of December 31, 2019	As of December 31, 2018
Revolving Credit Facility	LIBOR + 3.15%	5.53%	May 2021	$123,045	$123,045	$140,000

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,806	13,985
Total mortgages payable		5.68%		$136,067	136,851	153,985

Less: Deferred financing costs					(674)	(1,085)

Total mortgages payable, net					$136,177	$152,900

Revolving Credit Facility

On May 17, 2018, the Company, through certain subsidiaries, entered into the Revolving Credit Facility with a bank of up to $140.0 million. The Revolving Credit Facility bore interest at Libor plus 3.50%, has an initial term of three years, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility’s maturity may be accelerated upon the occurrence of certain customary events of default. The Revolving Credit Facility provides for borrowings up to 65.0% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns on the outstanding balance of the Revolving Credit Facility.

Effective March 31, 2019, the Company entered into a loan modification agreement with the lender for the Revolving Credit Facility, which, among other things, decreased the interest rate to Libor plus 3.15% and modified the requirements under the minimum debt yield ratio.

During 2019, the Company completed the disposition of the 2019 Disposed Hotels, which consisted of three properties that were previously designated as collateral under the Revolving Credit Facility. Approximately $17.0 million of the proceeds from the dispositions of the 2019 Disposed Hotels were used for required paydowns of the Revolving Credit Facility. See Note 4.

As a result, as of December 31, 2019, the Company had pledged 12 of its hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, the Company assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles (the “Courtyard - Paso Robles Mortgage Loan”). The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.8 million as of December 31, 2019.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$187	$123,245	$211	$13,208	$-	$-	$136,851

Less: Deferred financing costs							(674)
Total principal maturities, net							$136,177

Restricted escrows

Pursuant to the Company’s loan agreements, escrows in the amount of $1.8 million and $3.4 million were held in restricted cash accounts as of December 31, 2019 and 2018, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required.

Debt Compliance

Certain of our debt agreements also contain clauses providing for prepayment penalties and the Revolving Credit Facility requires the maintenance of certain ratios, including a minimum debt yield ratio, which may also be achieved through principal paydowns. As of December 31, 2019, the Company was in compliance with all of its financial covenants.

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

For the Years Ended December 31, 2019 and 2018

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

Distributions and Distributions Declared

The Company’s Board of Directors commenced declaring and the Company began paying regular quarterly distributions on its Common Shares at the pro rata equivalent of an annual distribution of $0.65 per share, or an annualized rate of 6.5% assuming a purchase price of $10.00 per share, beginning with the fourth quarter of 2009 through the third quarter of 2015. Beginning in the fourth quarter of 2015, the Board of Directors increased the regular quarterly distributions on the Company’s Common Shares to the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share. Additionally, in February 2017 the Board of Directors declared, and in March 2017 the Company paid a special “catch-up” distribution on its Common Shares at an annualized rate of 0.5% assuming a purchase price of $10.00 per share for all the quarterly periods beginning with the fourth quarter of 2009 and ending with the third quarter of 2015.

During the years ended December 31, 2019 and 2018, distributions on the Company’s Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

Total distributions declared during the years ended December 31, 2019 and 2018 were $12.3 million and $12.6 million, respectively.

On March 12, 2020, the Board of Directors determined to suspend regular quarterly distributions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods and may differ from the amount of the distribution determined for this period. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, we currently intend to continue to comply with the REIT distribution requirement that we annually distribute no less than 90% of our taxable income. We cannot assure that distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to the Company, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with the Company, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to the Company through the Share Repurchase Program. Subject to certain limitations, the Company will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder.

Prior to December 13, 2018, the price at which stockholders who had held Common Shares for the required one-year period may sell shares of common stock back to the Company was the lesser of (i) $10.00 per share of common stock or (ii) the purchase price per share of common stock if purchased at a reduced price.  In the case of the death of the stockholder, the purchase price per share was the lesser of the actual amount paid by the stockholder to acquire the shares or $10.00 per share.

On December 13, 2018, the Company’s Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $10.00 per share as of December 31, 2019.

Redemption of shares, when requested, will be made on a quarterly basis subject to the Company’s Board of Director’s approval. Provided sufficient funds are available, the number of shares repurchased during the current calendar year will not exceed two percent of the weighted average number of shares outstanding during the prior calendar year. Funding for the Share Repurchase Program will come exclusively from operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

During 2018, the Company redeemed 0.3 million common shares at an average price per share of $9.89 per share. During 2019, the Company redeemed 0.4 million common shares at an average price per share of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Noncontrolling Interests

See Note 1 and Note 9 for a discussion of Noncontrolling Interests and the rights related to the Subordinated Profits Interests, respectively.

9.	Related Party and Other Transactions

The Company has agreements with the Advisor and its affiliates to pay certain fees, as follows, in exchange for services performed by these entities and other related party entities. The Company’s ability to secure financing and real estate operations are dependent upon its Advisor and affiliates to perform such services as provided in these agreements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Property Management – Residential/Retail/ Hospitality

Either third party or affiliated property managers are paid a monthly management fee of up to 5% of the gross revenues from residential, hospitality and retail properties. The Company may pay the property manager a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

Subordinated Profits Interests

In connection with the Company’s Offerings which concluded on September 27, 2014, Lightstone SLP II, LLC acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return in addition to their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on the Company’s Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, the Company’s Board of Directors has declared and the Company has paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on its Common Shares.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For each of the years ended December 31, 2019 and 2018, total distributions declared and paid on the Subordinated Profits Interests were $1.2 million. Since the Company’s inception through December 31, 2019, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.5 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described below.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company, pursuant to the related party arrangements described above, has recorded the following amounts for the years indicated:

	2019	2018
Acquisition fees (1)	$-	$285
Construction management fees (2)	62	-
Asset management fees (general and administrative costs)	3,011	2,979

Total	$3,073	$3,264

(1) The acquisition fee for the Hilton Garden Inn Joint Venture of $285 was capitalized and included in investment in unconsolidated affiliated entities on the consolidated balance sheets.

(2) Generally, capitalized and amortized over the estimated useful life of the associated asset.

The Company did not incur any fees to affiliates of its Advisor for property management services during the years ended December 31, 2019 and 2018.

10.	Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.   The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days notice after the one year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2019, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2025 and 2037.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

11.	Subsequent Event

The extent to which the Company’s business may be affected by the current outbreak of the Coronavirus will largely depend on both current and future developments, including its duration, spread and treatment, and related travel advisories and restrictions, which could impact overall demand in the hospitality industry, all of which are highly uncertain and cannot be reasonably predicted.

If demand for the Company’s hotel rooms is negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, the Company’s business and financial results could be materially and adversely impacted.

While the Company believes there are certain cost reduction strategies it can implement, there can be no assurance that they would fully mitigate the adverse impact of any lost revenue.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2019 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2020 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors	2020	2008

Edwin J. Glickman	88	Director	2020	2008

George R. Whittemore	70	Director	2020	2008

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

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	59	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	67	President and Chief Operating Officer

Joseph Teichman	45	General Counsel

Seth Molod	56	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2017.

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

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2019, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2020 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstne REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II
David Lichtenstein (1)	20,000	0.11%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.11%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, LLC, which is majority owned by David Lichtenstein. The Lightstone Group, LLC served as our Sponsor during our offerings which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

•	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;
•	encourages selected persons to accept or continue employment with our advisor and its affiliates; and
•	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ‘‘Sponsor’’) during our initial public offering and follow-on offering (the “Follow-On Offering”, and collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177.0 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

On February 17, 2009, we entered into agreements with our Advisor and its affiliates to pay certain fees, as described below, in exchange for services performed by them and/or other related party entities. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Advisor has affiliates which may manage certain of the properties we acquire. However, we also contract with other unaffiliated third-party property managers, principally for the management of our hospitality properties.

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

Notwithstanding the foregoing, our property managers may be entitled to receive higher fees in the event they demonstrate to the satisfaction of a majority of the directors (including a majority of the independent directors) that a higher competitive fee is justified for the services rendered. Our property managers will also be paid a monthly fee for any extra services equal to no more than that which would be payable to an unrelated party providing the services. The actual amounts of these fees are dependent upon results of operations and, therefore, cannot be determined at the present time.

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2019 and 2018.

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.95% of our average invested assets and we reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2019 and 2018 were $3.1 million and $3.3 million, respectively.

Lightstone SLP II, LLC

In connection with our Offerings which concluded on September 27, 2014, Lightstone SLP II, LLC acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership.

For each of the years ended December 31, 2019 and 2018, total distributions declared and paid on the Subordinated Profits Interests were $1.2 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described below.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2019	Year ended December 31, 2018
Audit Fees (a)	$305,000	$311,000
Audit-Related Fees (b)	-	41,000
Tax Fees (c)	192,000	213,000
Total Fees	$497,000	$565,000

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2019.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2019

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(5)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2*	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 20, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

* As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 20, 2020	By:	s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE
/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2020
David Lichtenstein

/s/ Seth Molod	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2020
Seth Molod

/s/ Edwin J. Glickman	Director	March 20, 2020
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 20, 2020
George R. Whittemore