Form 10-Q
period 2020-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2020-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 11, 2020, there were approximately 17.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investment property:
Land and improvements	$36,684	$36,662
Building and improvements	203,553	200,362
Furniture and fixtures	35,540	32,861
Construction in progress	223	4,612
Gross investment property	276,000	274,497
Less accumulated depreciation	(43,184)	(40,545)
Net investment property	232,816	233,952

Investments in unconsolidated affiliated entities	15,799	16,394
Cash and cash equivalents	13,806	21,242
Marketable securities, available for sale	5,905	8,890
Restricted cash	9,017	8,974
Accounts receivable and other assets	4,092	3,903
Total Assets	$281,435	$293,355
Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$7,240	$8,160
Margin loan	2,701	4,744
Mortgages payable, net	136,233	136,177
Due to related party	591	587
Distributions payable	-	3,065

Total liabilities	146,765	152,733

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.4 million and 17.5 million shares issued and outstanding, respectively	174	175
Additional paid-in-capital	147,100	147,924
Accumulated other comprehensive (loss)/income	(748)	172
Accumulated deficit	(23,714)	(19,863)
Total Company stockholders' equity	122,812	128,408

Noncontrolling interests	11,858	12,214
Total Stockholders' Equity	134,670	140,622

Total Liabilities and Stockholders' Equity	$281,435	$293,355

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$13,245	$17,764

Expenses:
Property operating expenses	9,988	12,133
Real estate taxes	882	967
General and administrative costs	1,206	1,313
Depreciation and amortization	2,645	2,987

Total operating expenses	14,721	17,400

Operating (loss)/income	(1,476)	364

Interest and dividend income	143	144
Interest expense	(1,817)	(2,440)
Loss on sale of marketable securities, available for sale	(245)	-
Earnings from investments in unconsolidated affiliated entities	(516)	(314)
Other expense, net	(14)	(34)
Net loss	(3,925)	(2,280)

Less: net loss attributable to noncontrolling interests	74	25

Net loss applicable to Company's common shares	$(3,851)	$(2,255)

Net loss per Company's common share, basic and diluted	$(0.22)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	17,445	17,799

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(3,925)	$(2,280)

Other comprehensive (loss)/income:
Holding (loss)/gain on marketable securities, available for sale	(1,165)	525
Reclassification adjustment for loss included in net loss	245	-
Other comprehensive (loss)/income:	(920)	525

Comprehensive loss	(4,845)	(1,755)

Less: Comprehensive loss attributable to noncontrolling interests	74	25

Comprehensive loss attributable to the Company's common shares	$(4,771)	$(1,730)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net loss	-	-	-	-	(2,255)	(25)	(2,280)
Other comprehensive income	-	-	-	525	-	-	525
Distributions declared (a)	-	-	-	-	(3,069)	-	(3,069)
Contributions of noncontrolling interests	-	-	-	-	-	33	33
Distributions to noncontrolling interests	-	-	-	-	-	(314)	(314)
Redemption and cancellation of shares	(92)	(1)	(914)	-	-	-	(915)

BALANCE, March 31, 2019	17,782	$178	$150,624	$(292)	$(18,601)	$13,160	$145,069

(a) Distributions per share were $0.175.

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(3,851)	(74)	(3,925)
Other comprehensive loss	-	-	-	(920)	-	-	(920)
Contributions of noncontrolling interests	-	-	-	-	-	45	45
Distributions to noncontrolling interests	-	-	-	-	-	(327)	(327)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)

BALANCE, March 31, 2020	17,430	$174	$147,100	$(748)	$(23,714)	$11,858	$134,670

The accompanying notes are an integral part of these consolidated financial statements.

 PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,925)	$(2,280)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,645	2,987
Amortization of deferred financing costs	103	103
Loss on sale of marketable securities, available for sale	245	-
Earnings from investments in unconsolidated affiliated entities	516	314
Other non-cash adjustments	45	37
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(240)	(703)
(Decrease)/increase in accounts payable and other accrued expenses	(230)	343
Increase in due to related party	4	31

Net cash (used in)/provided by operating activities	(837)	832

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(2,192)	(1,609)
Investments in unconsolidated affiliated entities	-	(58)
Proceeds from the sale of marketable debt securities	1,819	-
Distributions from unconsolidated affiliated entities	79	-

Net cash used in investing activities	(294)	(1,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(48)	(46)
Payment on margin loan	(2,043)	(193)
Redemption and cancellation of common shares	(824)	(915)
Distributions to noncontrolling interests	(327)	(314)
Contributions of noncontrolling interests	45	33
Distributions to common stockholders	(3,065)	(3,154)

Net cash used in financing activities	(6,262)	(4,589)

Net change in cash, cash equivalents and restricted cash	(7,393)	(5,424)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of period	$22,823	$25,236

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,732	$2,313
Distributions declared but not paid	$-	$3,069
Holding loss/gain on marketable securities, available for sale	$920	$525
Investment property acquired but not paid	$613	$184

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$13,806	$22,377
Restricted cash	9,017	2,859
Total cash and restricted cash	$22,823	$25,236

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

1.	Business and Structure

Lightstone Value Plus Real Estate Investment Trust II, Inc. (‘‘Lightstone REIT II’’), is a Maryland corporation, formed on April 28, 2008, which elected to qualify as a real estate investment trust (‘‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of March 31, 2020, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2020, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

The Advisor and its affiliates and Associate General Partner are related parties of the Company. Certain of these entities are entitled to compensation and fees for services related to the investment, management and disposition of the Company’s assets during its acquisition, operational and liquidation stages. The compensation levels during the Company's acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and reimbursements as outlined in each of the respective agreements. See Note 7 for additional information.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2020, the Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The consolidated balance sheet as of December 31, 2019 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
Revenues	2020	2019
Room	$12,451	$16,421
Food, beverage and other	794	1,343

Total revenues	$13,245	$17,764

Restricted cash

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of March 31, 2020 and December 31, 2019, restricted cash also included approximately $7.2 million of the proceeds from the October 2019 sale of the Company’s SpringHill Suites by Marriott hotel, located in Peabody, Massachusetts. These funds were temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where the Company operates properties have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions on types of business that may continue to operate. Many states have recently announced guidelines to reduce certain of these restrictions.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Commencing in March 2020, room demand for the Company’s consolidated and unconsolidated hotels has significantly declined due to the COVID-19 pandemic resulting in lower occupancy and rental revenues during the first quarter of 2020 compared to first quarter of 2019. These trends have continued into the second quarter of 2020 and if demand for the Company’s hotel rooms continues to be negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, the Company’s business and financial results could be materially and adversely impacted.

Additionally, the Company has an unconsolidated 48.6% membership interest in Brownmill, which owns two retail properties located in New Jersey that have been subject to the above noted restrictions. If Brownmill’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in Brownmill could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken certain actions to preserve its liquidity, including the following:

•	The Company has implemented various cost reduction strategies for its hotels, including the deferral of all non-critical capital expenditures. However, there can be no assurance that these cost reductions will fully mitigate the adverse impact of any lost revenue and income.
•	The Company has been proactively working with its lenders to obtain or seek to obtain modification of key terms to its indebtedness, including interest rate reductions, forbearance of scheduled debt service and waivers of financial covenants. While the Company has historically been successful in obtaining modifications of key terms for certain of its indebtedness, discussions with the lenders are ongoing and there can be no assurance the Company will be successful in its endeavors. See Note 5 for additional information.
•	On March 19, 2020, the Company’s board of directors determined to suspend regular quarterly distributions. See Note 6 for additional information.
•	On March 19, 2020, the Company’s board of directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 6 for additional information.
•	In May 2020, the Company had approximately $7.2 million of funds released to it from an escrow account.

New Accounting Pronouncements

The Company has reviewed and determined that recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2020	December 31, 2019
Brownmill	Various	48.58%	$4,534	$4,630
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	11,265	11,764
Total investments in unconsolidated affiliated real estate entities			$15,799	$16,394

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

As of March 31, 2020, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the three months ended March 31, 2020, the Company received distributions from Brownmill aggregating $35.

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

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenue	$925	$909
Property operating expenses	652	462
Depreciation and amortization	165	175
Operating income	108	272
Interest expense and other, net	(169)	(190)
Net (loss)/income	$(61)	$82
Company's share of earnings	$(30)	$40
Additional depreciation and amortization expense (1)	(31)	(32)
Company's earnings from investment	$(61)	$8

1) Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	March 31, 2020	December 31, 2019
Real estate, at cost (net)	$13,451	$13,507
Cash and restricted cash	1,062	1,016
Other assets	1,306	1,440
Total assets	$15,819	$15,963

Mortgage payable	$14,004	$14,061
Other liabilities	670	648
Members' capital	1,145	1,254
Total liabilities and members' capital	$15,819	$15,963

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2020, it has made an aggregate of $0.7 million of additional capital contributions and received aggregate distributions of $1.5 million (of which $44 was received in 2020).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenues	$1,540	$2,008

Property operating expenses	1,344	1,505
General and administrative costs	18	-
Depreciation and amortization	630	642
Operating loss	(452)	(139)
Interest expense	(457)	(506)
Net loss	$(909)	$(645)
Company's share of net loss (50.00%)	$(455)	$(323)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	March 31, 2020	December 31, 2019
Investment property, net	$56,558	$56,775
Cash	507	904
Other assets	753	894
Total assets	$57,818	$58,573

Mortgage payable, net	$34,835	$34,821
Other liabilities	1,023	794
Members' capital	21,960	22,958
Total liabilities and members' capital	$57,818	$58,573

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$6,653	$-	$(748)	$5,905

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$172	$-	$8,890

Financial markets have experienced significant volatility in response to the current COVID-19 pandemic, including significant reductions in market interest rates and market prices of certain debt securities during the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company’s experienced a holding loss of approximately $1.2 million on its available for sale marketable debt securities, which is included in its consolidated statements of comprehensive income.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic which resulting in significant reductions in market interest rates and market prices of certain debt securities. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable security before recovery of its amortized cost basis. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable securities. As of March 31, 2020, the Company does not consider any of its investments in marketable securities to be other-than-temporarily impaired.

The Company may sell certain of its investments in marketable debt securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

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

As of March 31, 2020 and December 31, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2020.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2020
Due in 1 year	$-
Due in 1 year through 5 years	2,895
Due in 5 year through 10 years	-
Due after 10 years	3,010
Total	$5,905

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.7 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively, and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.84% as of March 31, 2020).

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2020	Maturity Date	Amount Due at Maturity	As of March 31, 2020	As of December 31, 2019
Revolving Credit Facility	LIBOR + 3.15%	4.80%	May 2021	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,759	13,806

Total mortgages payable		4.87%		$136,067	136,804	136,851

Less: Deferred financing costs					(571)	(674)

Total mortgages payable, net					$136,233	$136,177

Revolving Credit Facility

The Company, through certain subsidiaries, has a Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides the Company with a line of credit of up to $140.0 million pursuant to which it may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Revolving Credit Facility, which was entered into on May 17, 2018, has an initial maturity date of May 17, 2021, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 3.50% until it was reduced to Libor plus 3.15% effective March 31, 2019.

As of March 31, 2020, twelve of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

Because of the impact of the COVID-19 pandemic on the operating performance of the twelve hotels pledged as collateral under the Revolving Credit Facility, the Company and the lender have agreed to certain changes to the terms of the Revolving Credit Facility. The key changes are as follows:

•	The Company will receive a deferral of monthly debt service for the payments due on April 1, 2020 through September 1, 2020, with the deferred payments added to the principal balance due at maturity;
•	Subject to certain conditions, including maintenance of a minimum aggregate of $25.0 million of deposits with the lender by the Company, The Lightstone Group, LLC and/or other affiliated entities, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021;
•	The Company will deposit $3.0 million into a cash collateral account to be applied against the monthly debt service payments due on October 1, 2020 through March 1, 2021; and
•	Waiver of all financial covenants until June 30, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles (the “Courtyard - Paso Robles Mortgage Loan”). The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.8 million as of March 31, 2020.

Despite the impact of the COVID-19 pandemic on the operating performance of the Courtyard - Paso Robles, the Company has continued to make scheduled monthly debt service payments. However, the Company is currently engaged in discussions with the servicer of the Courtyard - Paso Robles Mortgage Loan and is seeking forbearance of certain future scheduled monthly debt service. There can be no assurance that the Company will be successful in its endeavors.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$140	$123,245	$211	$13,208	$-	$-	$136,804

Less: deferred financing costs							(571)

Total principal maturities, net							$136,233

Pursuant to the Company’s loan agreements, escrows in the amount of $1.8 million were held in restricted cash accounts as of both March 31, 2020 and December 31, 2019. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Equity

Distributions

On March 19, 2020, the Company’s Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, operating and interest expenses and our ability to refinance near-term debt. In addition, the Company currently intends to continue to comply with the REIT distribution requirement that it annually distribute no less than 90% of our taxable income. The Company cannot assure that distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to it, subject to certain restrictions. From the Company’s inception through December 31, 2019 it redeemed approximately 1.4 million common shares at an average price of $9.77 per share. For the three months ended March 31, 2020, the Company redeemed 0.1 million common shares at an average price of $10.00 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$722	$775
Development fees (1)	32	5

Total	$754	$780

(1) Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,804	$137,970	$136,851	$137,303

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

9.	Commitments and Contingencies

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the our failure to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

As of March 31, 2020, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of March 31, 2020, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of March 31, 2020, we continue to comply with the requirements for maintaining our REIT status.

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

COVID-19 Pandemic

The global impact of the COVID-19 pandemic has been rapidly evolving and, as cases of the illness caused by the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel. In addition, all the states where we operate properties and have development projects have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules and restrictions on types of business that may continue to operate. Many states have recently announced guidelines to reduce certain of these restrictions.

Commencing in March 2020, room demand for our consolidated and unconsolidated hotels has significantly declined due to the COVID-19 pandemic resulting in lower occupancy and rental revenues during the first quarter of 2020 compared to first quarter of 2019. These trends have continued into the second quarter of 2020 and if demand for our hotel rooms continues to be negatively impacted for an extended period, as a result of cancellations, travel restrictions, governmental travel advisories and/or state of emergency declarations, our business and financial results could be materially and adversely impacted.

Additionally, the Company has an unconsolidated 48.6% membership interest in Brownmill, which owns two retail properties located in New Jersey that have been subject to the above noted restrictions. If Brownmill’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in Brownmill could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken certain actions to preserve our liquidity, including the following:

•	We have implemented various cost reduction strategies for our hotels, including the deferral of all non-critical capital expenditures. However, there can be no assurance that these cost reductions will fully mitigate the adverse impact of any lost revenue and income.
•	We have been proactively working with our lenders to obtain or seek to obtain modification of key terms to our indebtedness, including interest rate reductions, forbearance of scheduled debt service and waivers of financial covenants. While we have historically been successful in obtaining modifications of key terms for certain of our indebtedness, discussions with lenders are ongoing and there can be no assurance we will be successful in our endeavors. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
•	On March 19, 2020, our board of directors determined to suspend regular quarterly distributions. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
•	On March 19, 2020, our board of directors approved the suspension of all redemptions under our shareholder redemption program. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
•	In May 2020, we had approximately $7.2 million of funds released to us from an escrow account. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

 The COVID-19 pandemic and other market and economic challenges could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2020	Annualized Revenues based on rents as of March 31, 2020	Annualized Revenues per square foot as of March 31, 2020(1)
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	70.2%	$2.7 million	$17.41

			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room ("RevPAR") for the Three Months	Average Daily Rate ("ADR") for the Three Months Ended
Hospitality	Location	Year Built	Available Rooms	March 31, 2020	Ended March 31, 2020	March 31, 2020
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	16,653	71.3%	$84.83	$119.01

Consolidated Properties:

			Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months	Average Daily Rate for the Three Months Ended
Hospitality	Location	Year Built	Available Rooms	March 31, 2020	Ended March 31, 2020	March 31, 2020
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,831	68.1%	$50.84	$74.64

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,372	72.4%	$53.81	$74.36

Aloft - Tucson	Tucson, Arizona	1971	14,014	73.9%	$128.47	$173.84

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,376	71.1%	$66.19	$93.06

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	16,107	68.9%	$61.35	$89.00

Courtyard - Willoughby	Willoughby, Ohio	1999	8,190	41.8%	$44.83	$107.31

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	9,282	49.1%	$44.39	$90.45

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	8,827	47.5%	$43.71	$91.94

Hampton Inn - Miami	Miami, Florida	1996	11,466	68.6%	$99.16	$144.62

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,464	71.5%	$121.73	$170.20

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,741	43.6%	$68.25	$156.68

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,470	50.7%	$87.41	$172.38

Residence Inn - Needham	Needham, Massachusetts	2013	12,012	64.7%	$89.99	$139.20

Courtyard - Paso Robles	Paso Robles, California	2007	11,830	59.8%	$77.30	$129.19

		Hospitality Total	163,982	61.3%	$75.92	$123.83

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 except for as discussed in Note 2 to the financial statements.

Results of Operations

Disposition of Alabama Hotels

On May 9, 2019, we completed the disposition of two limited services hotels (collectively, the “Alabama Hotels”) for an aggregate contractual sales price of $13.3 million resulting in a second quarter gain on disposition of real estate and other assets of $0.1 million.

The Alabama Hotels were comprised of the following properties:

•	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and
•	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

Disposition of SpringHill Suites - Peabody

On October 24, 2019, we completed the disposition of a SpringHill Suites hotel located in Peabody, Massachusetts, (the “SpringHill Suites – Peabody”) for an aggregate contractual sales price of $19.0 million resulting in a third quarter gain on disposition of real estate and other assets of $8.3 million.

The dispositions of the Alabama Hotels and the SpringHill Suites – Peabody are collectively referred to as the “2019 Disposed Hotels”.

The 2019 Disposed Hotels did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift in our operations that had a major effect on our operations and financial results. Accordingly, the operating results of the 2019 Disposed Hotels are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

We currently have one operating segment. As of March 31, 2020 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interest

Comparison of the three months ended March 31, 2020 vs. March 31, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2020 and 2019 are attributable to our consolidated hospitality properties, including the 2019 Disposed Hotels through their respective dates of disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 66.2% to 61.3% for the first quarters of 2019 and 2020, respectively, (ii) revenue per available room (“RevPAR”) from $85.46 to $75.92 for the first quarters of 2019 and 2020, respectively, and (iii) the average daily rate per room (“ADR”) from $129.07 to $123.83 for the first quarters of 2019 and 2020, respectively.

Revenues

Revenues decreased by $4.6 million to $13.2 million during the three months ended March 31, 2020, compared to $17.8 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, revenues for our Same Store Hotels decreased by $2.6 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic, as evidenced by a $3.3 million decline in March 2020 monthly revenues compared to March 2019 monthly revenues.

Property operating expenses

Property operating expenses decreased by $2.1 million to $10.0 million during the three months ended March 31, 2020 compared to $12.1 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, property operating expenses for our Same Store Hotels decreased by $0.5 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased by slightly by $0.1 million to $0.9 million during the three months ended March 31, 2020 compared to $1.0 million for the same period in 2019.

General and administrative expenses

General and administrative expenses decreased slightly by $0.1 million to $1.2 million during the three months ended March 31, 2020 compared to $1.3 million for the same period in 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $2.6 million during the three months ended March 31, 2020 compared to $3.0 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, depreciation and amortization expense for our Same Store Hotels increased slightly by $0.1 million.

Interest expense

Interest expense was $1.8 million during the three months ended March 31, 2020 compared to $2.4 million for the same period in 2019. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.5 million during the three months ended March 31, 2020  compared to $0.3 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated investments and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures) and distributions, if any, required to maintain our status as a REIT.

We currently believe that these cash resources along with our available cash on hand of $13.8 million and marketable securities, available for sale, of $5.9 million, both as of March 31, 2020, as well as the subsequent release of $7.2 million of previously escrowed funds in May 2020, will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of March 31, 2020, we have mortgage indebtedness totaling $136.8 million and a margin loan of $2.7 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2020, our total borrowings aggregated $139.5 million which represented 79% of our net assets.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we borrowed using a margin loan collateralized by the securities held with the financial institution that provided the margin loan. This loan is due on demand and will be paid upon the liquidation of securities.

Any future properties that we may acquire or develop may be funded through a combination of borrowings and the proceeds received from the disposition of certain of our assets. These borrowing may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with non-recourse debt. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property owning entity.

We may also obtain lines of credit to be used to acquire properties. If obtained, these lines of credit will be at prevailing market terms and will be repaid from proceeds from the sale or refinancing of properties, working capital and/or permanent financing. Our Sponsor and/or its affiliates may guarantee our lines of credit although they are not obligated to do so. We expect that such properties may be purchased by our Sponsor’s affiliates on our behalf, in our name, in order to minimize the imposition of a transfer tax upon a transfer of such properties to us.

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor, including payments related to asset acquisition fees and asset management fees, the reimbursement of acquisition-related expenses to our Advisor. We also reimburse our advisor for actual expenses it incurs for administrative and other services provided to us.

We have agreements with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Upon the liquidation of assets, we may pay our Advisor or its affiliates a real estate disposition commission. Additionally, our Operating Partnership may be required to make distributions to Lightstone SLP II LLC, an affiliate of the Advisor.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Asset management fees (general and administrative costs)	$722	$775
Development fees (1)	32	5
Total	$754	$780

(1) Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2020	2019
Net cash (used in)/provided by operating activities	$(837)	$832
Net cash used in investing activities	(294)	(1,667)
Net cash used in financing activities	(6,262)	(4,589)
	(7,393)	(5,424)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of the period	$22,823	$25,236

We believe that our cash available on hand and any proceeds from the sale of marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, debt service, capital contributions, distributions, if any, required to maintain our status as a REIT. We also expect to use these sources of liquidity along with selective dispositions of assets and/or financings to fund any future investment activities.

Because of the impact of the COVID-19 pandemic on our operating performance, we have recently negotiated, or are in the process of negotiating certain amendments with respect to our outstanding indebtedness, including forbearance of scheduled debt service, reductions in interest rates and waivers of financial covenants. See “Contractual Obligations” for additional information.

Operating activities

The cash used in operating activities of $0.8 million for the three months ended March 31, 2020 consisted our net loss of $3.9 million and net changes in operating assets and liabilities of $0.5 million offset by depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $3.6 million. The net use of cash in operating activities of $0.8 million during the three months ended March 31, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance as well as seasonality associated with our portfolio of hotels.

Investing activities

The cash used in investing activities of $0.3 million for the three months ended March 31, 2020 consists primarily of the following:

•	capital expenditures of $2.2 million;

•	proceeds of $1.8 million from the sale of marketable debt securities; and

•	$0.1 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash used in financing activities of $6.3 million for the three months ended March 31, 2020 consists primarily of the following:

•	distributions to our common shareholders of $3.1 million;

•	distributions to our noncontrolling interests of $0.3 million;

•	redemptions and cancellation of common stock of $0.8 million; and

•	net margin loan payments of $2.0 million.

Distributions

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2019 we redeemed approximately 1.4 million common shares at an average price of $9.77 per share. For the three months ended March 31, 2020, we redeemed 0.1 million common shares at an average price of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of March 31, 2020.

Contractual Obligations	2020	2021	2022	2023	2024		Thereafter	Total
Principal maturities	$140	$123,245	$211	$13,208	$		$-	$136,804
Interest payments	4,468	2,891	742	670			-	8,771
Total	$4,608	$126,136	$953	$13,878		$-	$-	$145,575

Revolving Credit Facility

We, through certain subsidiaries, have a Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides us with a line of credit of up to $140.0 million pursuant to which we may designate properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants, including a prescribed minimum debt yield. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its expiration.

The Revolving Credit Facility, which was entered into on May 17, 2018, has an initial maturity date of May 17, 2021, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was Libor plus 3.50% until it was reduced to Libor plus 3.15% effective March 31, 2019.

As of March 31, 2020, we had pledged 12 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

Because of the impact of the COVID-19 pandemic on the operating performance of the twelve hotels pledged as collateral under the Revolving Credit Facility, we and the lender have agreed to certain changes to the terms of the Revolving Credit Facility. The key changes are as follows:

•	We will receive a deferral of monthly debt service for the payments due on April 1, 2020 through September 1, 2020, with the deferred payments added to the principal balance due at maturity;
•	Subject to certain conditions, including maintenance of a minimum aggregate of $25.0 million of deposits with the lender by us, The Lightstone Group, LLC and/or other affiliated entities, the interest rate spread will be reduced by 100 bps to Libor plus 2.15% for the six-month period beginning September 1, 2020 through February 28, 2021;
•	We will deposit $3.0 million into a cash collateral account to be applied against the monthly debt service payments due on October 1, 2020 through March 1, 2021; and
•	Waiver of all financial covenants until June 30, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with ours acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed an existing $14.0 million non-recourse mortgage loan collateralized by the Courtyard – Paso Robles (the “Courtyard - Paso Robles Mortgage Loan”). The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.8 million as of March 31, 2020.

Despite the impact of the COVID-19 pandemic on the operating performance of the Courtyard - Paso Robles, we have continued to make scheduled monthly debt service payments. However, we are currently engaged in discussions with the servicer of the Courtyard - Paso Robles Mortgage Loan and are seeking forbearance of certain future scheduled monthly debt service. There can be no assurance that we will be successful in our endeavors.

In addition to the mortgages payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.7 million as of March 31, 2020 and is due on demand. The margin loan bears interest at Libor plus 0.85% (1.84% as of March 31, 2020).

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

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(3,925)	$(2,280)
FFO adjustments:
Depreciation and amortization of real estate assets	2,645	2,987
Adjustments to equity in earnings from unconsolidated affiliated entities	426	438
FFO	(854)	1,145
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	(1)	(4)
Amortization of above or below market leases and liabilities(2)	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments(3)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	245	-
MFFO	(610)	1,141
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$(610)	$1,141

Net loss	$(3,925)	$(2,280)
Less: loss attributable to noncontrolling interests	74	25
Net loss applicable to Company's common shares	$(3,851)	$(2,255)
Net loss per common share, basic and diluted	$(0.22)	$(0.13)

FFO	$(854)	$1,145
Less: FFO attributable to noncontrolling interests	18	(34)
FFO attributable to Company's common shares	$(836)	$1,111
FFO per common share, basic and diluted	$(0.05)	$0.06

MFFO - IPA recommended format	$(610)	$1,141
Less: MFFO attributable to noncontrolling interests	18	(34)
MFFO attributable to Company's common shares	$(592)	$1,107

Weighted average number of common shares outstanding, basic and diluted	17,445	17,799

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2020
FFO attributable to Company's common shares	$72,008
Distributions declared	$85,040

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2020, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 15, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

