Form 10-Q
period 2020-09-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2020-11-12
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 10, 2020, there were approximately 17.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment property:
Land and improvements	$36,687	$36,662
Building and improvements	203,573	200,362
Furniture and fixtures	35,819	32,861
Construction in progress	114	4,612
Gross investment property	276,193	274,497
Less accumulated depreciation	(48,578)	(40,545)
Net investment property	227,615	233,952

Investments in unconsolidated affiliated entities	15,599	16,394
Cash and cash equivalents	17,189	21,242
Marketable securities, available for sale	6,648	8,890
Restricted cash	4,041	8,974
Accounts receivable and other assets	3,120	3,903
Total Assets	$274,212	$293,355

Liabilities and Stockholders' Equity
Accounts payable and other accrued expenses	$8,213	$8,160
Margin loan	2,535	4,744
Mortgages payable, net	136,347	136,177
Notes payable	3,343	-
Due to related party	634	587
Distributions payable	-	3,065
Total liabilities	151,072	152,733

Commitments and contingencies

Stockholders' Equity:
Company's stockholders' equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.4 million and 17.5 million shares issued and outstanding, respectively	174	175
Additional paid-in-capital	147,100	147,924
Accumulated other comprehensive (loss)/income	(5)	172
Accumulated deficit	(35,822)	(19,863)
Total Company stockholders' equity	111,447	128,408

Noncontrolling interests	11,693	12,214

Total Stockholders' Equity	123,140	140,622

Total Liabilities and Stockholders' Equity	$274,212	$293,355

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$7,430	$19,616	$24,271	$58,301

Expenses:
Property operating expenses	5,860	12,690	19,996	37,910
Real estate taxes	903	954	2,674	2,827
General and administrative costs	1,147	1,137	3,535	3,548
Depreciation and amortization	2,690	2,813	8,051	8,629

Total operating expenses	10,600	17,594	34,256	52,914

Operating (loss)/income	(3,170)	2,022	(9,985)	5,387

Interest and dividend income	125	136	394	419
Interest expense	(1,471)	(2,157)	(4,864)	(6,921)

Loss on sale of marketable securities, available for sale	-	-	(245)	-
Earnings from investments in unconsolidated affiliated entities	(596)	(4)	(1,594)	(161)

Other income/(expense), net	35	(8)	36	40

Net loss	(5,077)	(11)	(16,258)	(1,236)

Less: net loss/(income) attributable to noncontrolling interests	98	(41)	299	(58)

Net loss applicable to Company's common shares	$(4,979)	$(52)	$(15,959)	$(1,294)

Net loss per Company's common share, basic and diluted	$(0.29)	$-	$(0.92)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	17,430	17,624	17,434	17,712

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,077)	$(11)	$(16,258)	$(1,236)

Other comprehensive income/(loss):
Holding gain/(loss) on marketable securities, available for sale	131	80	(422)	851

Reclassification adjustment for loss included in net loss	-	-	245	-
Other comprehensive income/(loss):	131	80	(177)	851

Comprehensive (loss)/income	(4,946)	69	(16,435)	(385)

Less: Comprehensive (loss)/income attributable to noncontrolling interests	98	(41)	299	(58)

Comprehensive (loss)/income attributable to the Company's common shares	$(4,848)	$28	$(16,136)	$(443)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive		Noncontrolling	Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Accumulated Deficit	Interests	Equity
BALANCE, June 30, 2019	17,692	$177	$149,725	$(46)	$(20,676)	$12,824	$142,004

Net loss	-	-	-	-	(52)	41	(11)
Other comprehensive income	-	-	-	80	-	-	80
Distributions declared (a)	-	-	-	-	(3,080)	-	(3,080)
Contributions of noncontrolling interests	-	-	-	-	-	32	32
Distributions to noncontrolling interests	-	-	-	-	-	(326)	(326)
Redemption and cancellation of shares	(90)	(1)	(901)	-	-	-	(902)

BALANCE, September 30, 2019	17,602	$176	$148,824	$34	$(23,808)	$12,571	$137,797

(a) Distributions per share were $0.175.

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive		Noncontrolling	Stockholders'
	Shares	Amount	Capital	(Loss)/Income	Accumulated Deficit	Interests	Equity
BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net loss	-	-	-	-	(1,294)	58	(1,236)
Other comprehensive income	-	-	-	851	-	-	851
Distributions declared (a)	-	-	-	-	(9,237)	-	(9,237)
Contributions of noncontrolling interests	-	-	-	-	-	89	89
Distributions to noncontrolling interests	-	-	-	-	-	(1,042)	(1,042)
Redemption and cancellation of shares	(272)	(3)	(2,714)	-	-	-	(2,717)

BALANCE, September 30, 2019	17,602	$176	$148,824	$34	$(23,808)	$12,571	$137,797

(a) Distributions per share were $0.525.

			Additional				Total
	Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity
BALANCE, June 30, 2020	17,430	$174	$147,100	$(136)	$(30,843)	$11,787	$128,082

Net loss	-	-	-	-	(4,979)	(98)	(5,077)
Other comprehensive income	-	-	-	131	-	-	131
Contributions of noncontrolling interests	-	-	-	-	-	4	4

BALANCE, September 30, 2020	17,430	$174	$147,100	$(5)	$(35,822)	$11,693	$123,140

			Additional				Total
	Common Stock		Paid-In	Accumulated Other		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Accumulated Deficit	Interests	Equity
BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(15,959)	(299)	(16,258)
Other comprehensive loss	-	-	-	(177)	-	-	(177)
Contributions of noncontrolling interests	-	-	-	-	-	105	105
Distributions to noncontrolling interests	-	-	-	-	-	(327)	(327)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)

BALANCE, September 30, 2020	17,430	$174	$147,100	$(5)	$(35,822)	$11,693	$123,140

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,258)	$(1,236)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	8,051	8,629
Amortization of deferred financing costs	308	309
Loss on sale of marketable securities, available for sale	245	-
Earnings from investments in unconsolidated affiliated entities	1,594	161
Other non-cash adjustments	170	(22)
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	595	(145)
Increase in accounts payable and other accrued expenses	1,734	95
Increase in due to related party	47	51

Net cash (used in)/provided by operating activities	(3,514)	7,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,377)	(5,652)
Proceeds from disposition of investment property	-	12,955
Proceeds from the sale of marketable debt securities	1,820	-
Investments in unconsolidated affiliated entities	(968)	(58)
Distributions from unconsolidated affiliated entities	169	666

Net cash(used in)/provided by investing activities	(2,356)	7,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(138)	(8,302)
Payments on margin loan, net	(2,209)	(348)
Proceeds from notes payable	3,343	-
Redemption and cancellation of common shares	(825)	(2,717)
Distributions to noncontrolling interests	(327)	(1,042)
Contributions of noncontrolling interests	105	89
Distributions to common stockholders	(3,065)	(9,310)

Net cash used in financing activities	(3,116)	(21,630)

Net change in cash, cash equivalents and restricted cash	(8,986)	(5,877)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of period	$21,230	$24,783

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$2,147	$6,725
Distributions declared but not paid	$-	$3,080
Holding loss/gain on marketable securities, available for sale	$177	$851
Investment property acquired but not paid	$67	$343
Assets classified as held for sale	$-	$10,741
Liabilities classified as held for sale	$-	$512

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$17,189	$23,005
Restricted cash	4,041	1,778
Total cash, cash equivalents and restricted cash	$21,230	$24,783

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of September 30, 2020, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of September 30, 2020, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of September 30, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of September 30, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2020, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Room	$7,160	$18,052	$22,983	$54,121
Food, beverage and other	270	1,564	1,288	4,180

Total revenues	$7,430	$19,616	$24,271	$58,301

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends have continued through the third quarter. The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company currently expects that the COVID-19 pandemic will continue to have a significant negative impact on its results of operations, financial position and cash flow for the remainder of 2020 and into 2021. The Company cannot estimate when room demand will recover for its hotels.

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

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

•	The Company has implemented cost reduction strategies for all of its hotels, which has led to reductions in both operating expenses and planned capital expenditures.
•	On June 2, 2020, the Company and the lender agreed to certain changes to the terms of the Company’s revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $2.5 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021. The Company is currently in discussions with the lender to further extend the waiver of all financial covenants as well as the maturity date of the Revolving Credit Facility. However, there can be no assurances that it will be successful in such endeavors. See Note 5 for additional information.
•	On October 28, 2020, the servicer agreed to waive the minimum debt yield financial covenant for the Company’s nonrecourse mortgage indebtedness collateralized by its Courtyard by Marriott Hotel located in Paso Robles, California (the “Courtyard Paso Robles Mortgage Loan”) for periods through June 30, 2021. See Note 5 for additional information.
•	On March 19, 2020, the Company’s board of directors determined to suspend regular quarterly distributions. See Note 7 for additional information.
•	On March 19, 2020, the Company’s board of directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 7 for additional information.
•	In April 2020, the Company received an aggregate of $3.3 million from loans provided under the federal Paycheck Protection Program. See Note 6 for additional information.
•	In May 2020, the Company had approximately $7.2 million of funds released to it from an escrow account.

Based on these actions, along with its cash and cash equivalents on hand, the Company believes that it will have sufficient liquidity to meet its obligations for at least twelve months from the date of issuance of these financial statements. See Note 5 for additional information.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

			As of
Entity	Date of Ownership	Ownership %	September 30, 2020	December 31, 2019
Brownmill	Various	48.58%	$4,498	$4,630
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	11,101	11,764
Total investments in unconsolidated affiliated real estate entities			$15,599	$16,394

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

As of September 30, 2020, the Company owns a 48.6% membership interest in Brownmill. The Company’s interest in Brownmill is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the nine months ended September 30, 2020, the Company made capital a contribution of $95 and received distributions from Brownmill aggregating $125.

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

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$703	$857	$2,523	$2,631

Property operating expenses	457	410	1,563	1,206
Depreciation and amortization	169	354	501	704

Operating income	77	93	459	721

Interest expense and other, net	(158)	(172)	(477)	(532)

Net (loss)/income	$(81)	$(79)	$(18)	$189
Company's share of net (loss)/income	$(39)	$(38)	$(9)	$92

Additional depreciation and amortization expense (1)	(31)	(32)	(93)	(95)

Company's earnings from investment	$(70)	$(70)	$(102)	$(3)

1)Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	September 30, 2020	December 31, 2019
Real estate, at cost (net)	$13,676	$13,507
Cash and restricted cash	822	1,016
Other assets	1,365	1,440

Total assets	$15,863	$15,963

Mortgage payable	$13,893	$14,061
Other liabilities	772	648
Members' capital	1,198	1,254

Total liabilities and members' capital	$15,863	$15,963

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

On June 2, 2020, the Hilton Garden Inn Joint Venture and the lender agreed to certain changes to the terms of the Hilton Garden Inn Mortgage, including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity (March 27, 2023); (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture deposited $1.2 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021. The Hilton Garden Inn Joint Venture is currently in discussions with the lender to further extend the waiver of all financial covenants. However, there can be no assurances that it will be successful in such endeavors.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44 was received in 2020).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Revenues	$701	$3,016	$2,921	$8,110

Property operating expenses	674	1,750	2,635	5,020
General and administrative costs	4	1	33	(21)
Depreciation and amortization	641	629	1,886	1,898
Operating (loss)/income	(618)	636	(1,633)	1,213
Interest expense	(435)	(505)	(1,352)	(1,531)

Net (loss)/income	$(1,053)	$131	$(2,985)	$(318)

Company's share of net (loss)/income (50.00%)	$(527)	$66	$(1,493)	$(159)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	September 30, 2020	December 31, 2019
(amounts in thousands)
Investment property, net	$55,457	$56,775
Cash	926	904
Other assets	1,743	894

Total assets	$58,126	$58,573

Mortgage payable, net	$35,239	$34,821
Other liabilities	1,255	794
Members' capital	21,632	22,958

Total liabilities and members' capital	$58,126	$58,573

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$6,653	$8	$(13)	$6,648

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Corporate Bonds	$8,718	$172	$-	$8,890

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

During 2020, financial markets experienced significant volatility in response to the current COVID-19 pandemic, including significant changes in market interest rates and market prices of certain equity securities. During the three and nine months ended September 30, 2020, the Company experienced a holding gain of approximately $0.1 million and a holding loss of approximately $0.4 million on its available for sale marketable debt securities, respectively, These holding gains and losses are included in the Company’s consolidated statements of comprehensive income. As a result, the Company’s marketable debt securities had an aggregate net unrealized loss of approximately $5 as of September 30, 2020.

The Company considers the declines in market value of its investments in marketable debt securities to be temporary in nature as the unrealized losses were caused primarily by financial market volatility associated with the current COVID-19 pandemic which resulting in significant reductions in market interest rates and market prices of certain equity securities. When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of September 30, 2020, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

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

As of September 30, 2020 and December 31, 2019, all of the Company’s debt securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2020.

The fair values of the Company’s investments in Corporate Bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2020
Due in 1 year	$-
Due in 1 year through 5 years	3,105
Due in 5 year through 10 years	-
Due after 10 years	3,543
Total	$6,648

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.5 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively, and is due on demand. The margin loan bears interest at LIBOR + 0.85% (1.00% as of September 30, 2020).

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of September 30, 2020	Maturity Date	Amount Due at Maturity	As of September 30, 2020	As of December 31, 2019
Revolving Credit Facility	LIBOR + 2.15% (floor of 3.00%)	4.17%	May 2021	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,668	13,806

Total mortgages payable		4.53%		$136,067	136,713	136,851

Less: Deferred financing costs					(366)	(674)

Total mortgages payable, net					$136,347	$136,177

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

The Revolving Credit Facility, which was entered into on May 17, 2018, has an initial maturity date of May 17, 2021, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15% effective March 31, 2019.

On June 2, 2020, the Company and the lender agreed to certain changes to the terms of Revolving Credit Facility, including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $2.5 million into a cash collateral account (which is classified as restricted cash on the consolidated balance sheets) to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021. The Company is currently in discussions with the lender to further extend the waiver of all financial covenants as well as the maturity date of the Revolving Credit Facility. However, there can be no assurances that it will be successful in such endeavors.

As of September 30, 2020, twelve of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.7 million as of September 30, 2020.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

Principal Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2020:

	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$49	$123,245	$211	$13,208	$-	$-	$136,713

Less: deferred financing costs							(366)

Total principal maturities, net							$136,347

Pursuant to the Company’s loan agreements, escrows in the amount of $4.0 million and $1.8 million were held in restricted cash accounts as of September 30, 2020 and December 31, 2019, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6. Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower”), received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. As of September 30, 2020, the PPP Loans had an outstanding balance of $3.3 million and are classified as Notes Payable on the consolidated balance sheets.

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

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to it, subject to certain restrictions. From the Company’s inception through December 31, 2019 it redeemed approximately 1.4 million common shares at an average price of $9.77 per share. For the period from January 1 through March 18, 2020, the Company redeemed 0.1 million common shares at an average price of $10.00 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Development fees (1)	$-	$-	$32	$62
Asset management fees (general and administrative costs)	736	750	2,192	2,283

Total	$736	$750	$2,224	$2,345

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,713	$136,732	$136,851	$137,303

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

As of September 30, 2020, our Advisor owned 20,000 shares of common stock which were issued on May 20, 2008 for $200,000, or $10.00 per share. Effective October 1, 2009, the Operating Partnership commenced operations. As of September 30, 2020, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

Beginning with the year ended December 31, 2009, we qualified to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of September 30, 2020, we continue to comply with the requirements for maintaining our REIT status.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to impose various restrictions and other measures, including, but not limited to, mandatory closures, quarantines, limitations on travel, “shelter in place” rules and certain other measures in an effort to reduce its duration and spread. The COVID-19 pandemic has continued to evolve and while most states have initiated a phased approach allowing for reductions and/or lifting of restrictions, the situation remains highly unpredictable and dynamic.

As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and these trends continued throughout the third quarter. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2020 and into 2021. We cannot estimate when room demand will recover for our hotels.

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

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including the following:

•	We have implemented cost reduction strategies for all of our hotels, which has led to reductions in both operating expenses and planned capital expenditures.
•	On June 2, 2020, we and the lender agreed to certain changes to the terms of our revolving credit facility (the “Revolving Credit Facility”), including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15, subject to a 3.00% floor,% for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) we deposited $2.5 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021. We are currently in discussions with the lender to further extend the waiver of all financial covenants as well as the maturity date of the Revolving Credit Facility. However, there can be no assurances that we will be successful in such endeavors. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
•	On October 28, 2020, the servicer agreed to waive the minimum debt yield financial covenant for our nonrecourse mortgage indebtedness collateralized by our Courtyard by Marriott Hotel located in Paso Robles, California (the “Courtyard Paso Robles Mortgage Loan”) for periods through June 30, 2021. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
•	On March 19, 2020, our board of directors determined to suspend regular quarterly distributions. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
•	On March 19, 2020, our board of directors approved the suspension of all redemptions under our shareholder redemption program. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
•	In April 2020, we received an aggregate of $3.3 million from loans provided under the federal Paycheck Protection Program. See Note 6 of the Notes to Consolidated Financial Statements for additional information. In May 2020, we had approximately $7.2 million of funds released to us from an escrow account.

Based on these actions, along with its cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least twelve months from the date of issuance of these financial statements. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q.

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2020	Annualized Revenues based on rents as of September 30, 2020	Annualized Revenues per square foot as of September 30, 2020
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	70.1%	$2.7 million	$17.41

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2020	Revenue per Available Room ("RevPAR") for the Nine Months Ended September 30, 2020	Average Daily Rate ("ADR") for the Nine Months Ended September 30, 2020
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	50,142	49.5%	$54.33	$109.87

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2020	RevPAR for the Nine Months Ended September 30, 2020	Average Daily Rate for the Nine Months Ended September 30, 2020
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,634	41.30%	$36.81	$89.13

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	25,208	63.47%	45.42	71.56

Aloft - Tucson	Tucson, Arizona	1971	42,196	45.14%	62.67	138.82

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,264	53.04%	52.07	98.17

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,498	35.97%	30.94	86.02

Courtyard - Willoughby	Willoughby, Ohio	1999	24,660	38.61%	38.63	100.06

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	27,948	41.78%	36.15	86.51

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	26,578	42.00%	35.93	85.53

Hampton Inn - Miami	Miami, Florida	1996	34,524	40.60%	45.34	111.68

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	28,496	64.40%	73.63	114.34

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,374	23.77%	31.75	133.54

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	46,580	38.04%	41.22	108.35

Residence Inn - Needham	Needham, Massachusetts	2013	36,168	59.20%	64.00	108.11

Courtyard - Paso Robles	Paso Robles, California	2007	35,620	49.64%	61.79	124.48

		Hospitality Total	493,748	44.5%	$46.55	$104.66

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2020 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 except for as discussed in Note 2 to the financial statements.

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

We currently have one operating segment. As of September 30, 2020 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of September 30, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of September 30, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interest

Comparison of the three months ended September 30, 2020 vs. September 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the 2019 Disposed Hotels through their respective dates of disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 77.4% to 49.0% for the third quarters of 2019 and 2020, respectively, (ii) revenue per available room (“RevPAR”) from $97.29 to $43.19 for the third quarters of 2019 and 2020, respectively, and (iii) the average daily rate per room (“ADR”) from $125.75 to $88.08 for the third quarters of 2019 and 2020, respectively.

Revenues

Revenues decreased by $12.2 million to $7.4 million during the three months ended September 30, 2020, compared to $19.6 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Peabody, revenues for our Same Store Hotels decreased by $10.2 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 quarterly period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $6.8 million to $5.9 million during the three months ended September 30, 2020 compared to $12.7 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Peabody, property operating expenses for our Same Store Hotels decreased by $5.6 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.9 million during the three months ended September 30, 2020 compared to $1.0 million for the same period in 2019.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019 were relatively flat at $1.1 million.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $2.7 million during the three months ended September 30, 2020 compared to $2.8 million for the same period in 2019. Excluding the effect of the disposition of the SpringHill Suites – Peabody, depreciation and amortization expense for our Same Store Hotels increased slightly by $0.1 million.

Interest expense

Interest expense was $1.5 million during the three months ended September 30, 2020 compared to $2.2 million for the same period in 2019. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.6 million during the three months ended September 30, 2020  compared to a loss of $4 for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Comparison of the nine months ended September 30, 2020 vs. September 30, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2020 and 2019 are attributable to our consolidated hospitality properties, including the 2019 Disposed Hotels through their respective dates of disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 74.8% to 44.5% for the nine months ended September 30, 2019 and 2020, respectively, (ii) revenue per available room (“RevPAR”) from $98.05 to $46.55 for the nine months ended September 30, 2019 and 2020, respectively, and (iii) the average daily rate per room (“ADR”) from $131.03 to $104.66 for the nine months ended September 30, 2019 and 2020, respectively.

Revenues

Revenues decreased by $34.0 million to $24.3 million during the nine months ended September 30, 2020, compared to $58.3 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, revenues for our Same Store Hotels decreased by $27.8 million. This decrease reflects lower occupancy, RevPAR and ADR during the 2020 period compared to the same period in 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $17.9 million to $20.0 million during the nine months ended September 30, 2020 compared to $37.9 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, property operating expenses for our Same Store Hotels decreased by $13.6 million. This decrease reflects the lower occupancy during the 2020 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased by slightly by $0.1 million to $2.7 million during the nine months ended September 30, 2020 compared to $2.8 million for the same period in 2019.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 and 2019 were relatively flat at $3.5 million.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.5 million to $8.1 million during the nine months ended September 30, 2020 compared to $8.6 million for the same period in 2019. Excluding the effect of the disposition of the 2019 Disposed Hotels, depreciation and amortization expense for our Same Store Hotels increased by $0.3 million.

Interest expense

Interest expense was $4.9 million during the nine months ended September 30, 2020 compared to $6.9 million for the same period in 2019. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $1.6 million during the nine months ended September 30, 2020 compared to $0.2 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

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

We currently believe that these cash resources along with our available cash on hand of $17.2 million and marketable securities, available for sale, of $6.6 million, both as of September 30, 2020 will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of September 30, 2020, we have mortgage indebtedness totaling $136.7 million, notes payable of $3.3 million and a margin loan of $2.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate the overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2020, our total borrowings aggregated $142.6 million which represented 83% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Development fees (1)	$-	$-	$32	$62
Asset management fees (general and administrative costs)	736	750	2,192	2,283

Total	$736	$750	$2,224	$2,345

(1) Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2020	2019
Net cash (used in)/provided by operating activities	$(3,514)	$7,842
Net cash (used in)/provided by investing activities	(2,356)	7,911
Net cash used in financing activities	(3,116)	(21,630)
	(8,986)	(5,877)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of the period	$21,230	$24,783

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

Operating activities

The cash used in operating activities of $3.5 million for the nine months ended September 30, 2020 consisted of our net loss of $16.3 million offset by net changes in operating assets and liabilities of $2.4 million and depreciation and amortization, loss from investments in unconsolidated affiliated real estate entities, amortization of deferred financing costs and other non-cash items aggregating $10.4 million. The net use of cash in operating activities of $3.5 million during the nine months ended September 30, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance.

Investing activities

The cash used in investing activities of $2.4 million for the nine months ended September 30, 2020 consists primarily of the following:

•	capital expenditures of $3.4 million;

•	proceeds of $1.8 million from the sale of marketable debt securities;

•	$1.0 million of contributions to unconsolidated affiliated real estate entities; and

•	$0.2 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash used in financing activities of $3.1 million for the nine months ended September 30, 2020 consists primarily of the following:

•	distributions to our common shareholders of $3.1 million;

•	distributions to our noncontrolling interests of $0.3 million;

•	proceeds from notes payable of $3.3 million;

•	redemptions and cancellation of common stock of $0.8 million; and

•	net margin loan payments of $2.2 million.

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

Share Repurchase Program

Our share repurchase program may provide our stockholders with limited, interim liquidity by enabling them to sell their shares of common stock back to us, subject to certain restrictions. From our inception through December 31, 2019 we redeemed approximately 1.4 million common shares at an average price of $9.77 per share. For the period from January 1 through March 18, 2020, we redeemed 0.1 million common shares at an average price of $10.00 per share.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Contractual Obligations

The following is a summary of the estimated contractual obligations related to our mortgage debt over the next five years and thereafter as of September 30, 2020.

Contractual Obligations	2020	2021	2022	2023	2024		Thereafter	Total
Principal maturities	$49	$123,245	$211	$13,208	$		$-	$136,713

Interest payments	1,122	5,025	742	670			-	7,559
Total	$1,171	$128,270	$953	$13,878		$-	$-	$144,272

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

The Revolving Credit Facility, which was entered into on May 17, 2018, has an initial maturity date of May 17, 2021, subject to two one-year options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15% effective March 31, 2019.

On June 2, 2020, we and the lender agreed to certain changes to the terms of Revolving Credit Facility, including (i) the deferral of monthly debt service for payments previously due from April 1, 2020 through September 30, 2020, which are now due at maturity; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) we deposited $2.5 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021. We are currently in discussions with the lender to further extend the waiver of all financial covenants as well as the maturity date of the Revolving Credit Facility. However, there can be no assurances that we will be successful in such endeavors.

As of September 30, 2020, we had pledged 12 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.7 million as of September 30, 2020.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a “Borrower”) received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part.

As of September 30, 2020, the PPP Loans had an outstanding balance of $3.3 million, which is classified as Notes Payable on the consolidated balance sheets.

In addition to the mortgages payable and PPP Loans described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.5 million as of September 30, 2020 and is due on demand. The margin loan bears interest at LIBOR + 0.85% (1.00% as of September 30, 2020).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,077)	$(11)	$(16,258)	$(1,236)
FFO adjustments:
Depreciation and amortization of real estate assets	2,690	2,813	8,051	8,629
Gain on disposition of real estate	-	5	-	(69)
Adjustments to equity in earnings from unconsolidated affiliated entities	433	518	1,279	1,386
FFO	(1,954)	3,325	(6,928)	8,710
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	1	(20)	(4)	(28)
Amortization of above or below market leases and liabilities(2)	-	-	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	-	-	245	-
MFFO	(1,953)	3,305	(6,687)	8,682
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$(1,953)	$3,305	$(6,687)	$8,682

Net loss	$(5,077)	$(11)	$(16,258)	$(1,236)
Less: loss/(income) attributable to noncontrolling interests	98	(41)	299	(58)
Net loss applicable to Company's common shares	$(4,979)	$(52)	$(15,959)	$(1,294)
Net loss per common share, basic and diluted	$(0.29)	$(0.00)	$(0.92)	$(0.07)

FFO	$(1,954)	$3,325	$(6,928)	$8,710
Less: FFO attributable to noncontrolling interests	40	(69)	126	(189)
FFO attributable to Company's common shares	$(1,914)	$3,256	$(6,802)	$8,521
FFO per common share, basic and diluted	$(0.11)	$0.18	$(0.39)	$0.48

MFFO - IPA recommended format	$(1,953)	$3,305	$(6,687)	$8,682
Less: MFFO attributable to noncontrolling interests	40	(69)	127	(189)
MFFO attributable to Company's common shares	$(1,913)	$3,236	$(6,560)	$8,493

Weighted average number of common shares outstanding, basic and diluted	17,430	17,624	17,434	17,712

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
September 30, 2020
FFO attributable to Company's common shares	$66,043
Distributions declared and paid	$85,040

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 12, 2020, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: November 12, 2020	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)