Form 10-K
period 2020-12-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2021-03-30
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 000-54047

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	83-0511223
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1985 Cedar Bridge Avenue, Suite 1, Lakewood, NJ	08701
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  732-367-0129

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common shares. As of June 30, 2020, the last business day of the most recently completed second quarter, there were 17.4 million shares of the registrant’s common stock held by non-affiliates of the registrant. On March 18, 2021, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.02 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2020. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2021, there were approximately 17.4 million shares of common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus Real Estate Investment Trust II, Inc. (“Lightstone REIT II”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions and uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone REIT II is a Maryland corporation, formed on April 28, 2008, elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2020, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of December 31, 2020, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ’’Sponsor’’) during our initial public offering and follow-on offering (the “Follow-On Offering”, and collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177.0 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2020. For the year ended December 31, 2019, total distributions declared on the Subordinated Profits Interests were $1.2 million. Since our inception through December 31, 2020, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

We have made and/or may make the following types of real estate investments:

●	Fee interests in market-rate, multifamily properties located either in or near major metropolitan areas. We will attempt to identify those sub-markets with job growth opportunities and demand demographics which support potential long-term value appreciation for multifamily properties.

●	Fee interests in power shopping centers and malls located in highly trafficked retail corridors, in selected high-barrier to entry markets and sub-markets. “Power” shopping centers are large retail complexes that are generally unenclosed and located in suburban areas that typically contain one or more large brand name retailers rather than a department store anchor tenant. We will attempt to identify those sub-markets with constraints on the amount of additional property supply, which will make future competition less likely.

●	Fee interests in improved, multi-tenanted, industrial properties and properties that contain industrial and office space (“industrial flex”) located near major transportation arteries and distribution corridors with limited management responsibilities.

●	Fee interests in improved, multi-tenanted, office properties located near major transportation arteries in urban and suburban areas.

●	Fee interests in lodging properties located near major transportation arteries in urban and suburban areas.

●	Preferred equity interests in entities that own the property types listed above.

●	Mezzanine loans secured by the pledges of equity interests in entities that own the property types listed above.

●	Commercial mortgage-backed securities secured by mortgages on real property.

●	Collateralized debt obligations.

●	Investments in equity securities issued by public or private real estate companies.

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

Distributions on Common Shares

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

During the year ended December 31, 2019, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $12.3 million.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Distributions on Subordinated Profits Interests

There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on our Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, our Board of Directors declared, and we paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on our Common Shares for all quarterly periods through December 31, 2019.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2020. For the year ended December 31, 2019, total distributions declared on the Subordinated Profits Interests were $1.2 million. Since the Company’s inception through December 31, 2020, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $8.02 per share as of December 31, 2020.

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

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels. Additionally, we have an unconsolidated 48.6% membership interest in Brownmill, which owns two retail properties located in New Jersey that have been subject to various restrictions. If Brownmill’s retail properties are negatively impacted for an extended period because our tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in Brownmill could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million for the period from April 1, 2020 through September 30, 2020, which are now due on November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) us pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, that we expect will be finalized shortly, that provide for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

We intend to timely pledge the additional collateral and extend the maturity date of the Revolving Credit Facility to September 15, 2021.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●

Paycheck Protection Program Loans -

In April 2020, our hotels received $3.3 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $3.7 million from PPP Loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, did not declare any distributions on our Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	In May 2020, we had approximately $7.2 million of funds released to it from an escrow account. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Based on these actions, along with our cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2020	Annualized Revenues based on rents as of December 31, 2020	Annualized Revenues per square foot as of December 31, 2020(1)

Unconsolidated Affiliated Entities:

Retail

Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	70.3%	$2.6 million	$16.95

			Year to Date	Percentage Occupied for the Year Ended	Revenue per Available Room (“RevPAR”) for the Year Ended	Average Daily Rate (“ADR”) for the Year Ended
Hospitality	Location	Year Built	Available Rooms	December 31, 2020	December 31, 2020	December 31, 2020

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	66,978	47.1%	$51.38	$109.17

Consolidated Properties:
			Year to Date	Percentage Occupied for the Year Ended	RevPAR for the Year Ended	Average Daily Rate for the Year Ended
Hospitality	Location	Year Built	Available Rooms	December 31, 2020	December 31, 2020	December 31, 2020

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,606	40.70%	$35.30	$86.73

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,672	62.90%	$44.14	$70.12

Aloft - Tucson	Tucson, Arizona	1971	56,364	43.10%	$55.98	$129.99

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,776	50.20%	$48.42	$96.45

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,782	25.90%	$29.41	$81.96

Courtyard - Willoughby	Willoughby, Ohio	1999	32,940	40.70%	$38.41	$94.39

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,332	40.30%	$33.69	$83.67

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,502	41.40%	$33.97	$81.99

Hampton Inn - Miami	Miami, Florida	1996	46,116	40.80%	$40.70	$99.76

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	38,064	63.50%	$66.45	$104.58

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,266	22.60%	$27.72	$122.42

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,220	53.60%	$44.08	$82.22

Residence Inn - Needham	Needham, Massachusetts	2013	48,312	62.20%	$64.84	$104.33

Courtyard - Paso Robles	Paso Robles, California	2007	47,580	50.10%	$63.46	$126.60

	Hospitality Total		659,532	45.6%	$44.49	$97.61

Note:

(1)	Annualized revenue is defined as the minimum monthly payments due as of December 31, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2021, we had approximately 17.4 million shares of common stock outstanding, held by a total of 5,238 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 18, 2021, our Board of Directors determined and approved our estimated NAV of $139.8 million and resulting estimated NAV per Share of $8.02, both as of December 31, 2020 and both after Lightstone SLP IILLC’s purchase of Subordinated Profits Interests in our Operating. In the calculation of our estimated NAV, no allocation of value was made to Lightstone SLP II LLC’s Subordinated Profits Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2020. In connection with our Offerings, which concluded on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

The estimated NAV of our shares was calculated as of a particular point in time. The estimated NAV of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2020 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (’’Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2020 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ’‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2020 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2020, Stanger prepared appraisal reports (the ’’Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on 16 properties (14 hospitality properties and two retail properties and collectively, the ’’Stanger Appraised Properties’’) of the 17 properties in which we held ownership interests as of December 31, 2020.

Stanger also prepared a NAV report (the ’‘December 2020 NAV Report’’) which estimated the NAV per Share as of December 31, 2020. The December 2019 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for the Hilton Garden Inn – Long Island City, (ii) Stanger’s estimated value of our mortgage and notes payable, (iii) Stanger’s estimate of the allocation of any value to the Subordinated Profits Interests, and (iv) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted cash, other assets, other liabilities and other noncontrolling interests, to calculate estimated NAV per Share, all as of December 31, 2020.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020 as well as the comparable calculation as of December 31, 2019.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2020		As of December 31, 2019
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$259,497	$14.89	$287,752	$16.43
Non-Real Estate Assets:
Cash and cash equivalents	15,348		21,242
Marketable securities, available for sale	6,902		8,890
Restricted cash	3,075		8,974
Other assets	2,478		3,375
Total non-real estate assets	27,803	1.59	42,481	2.43
Total Assets	287,300	16.488	330,233	18.86
Liabilities:
Mortgages payable	(135,245)		(136,952)
Margin loan	(2,599)		(4,744)
Other liabilities	(8,477)		(11,812)
Total liabilities	(146,321)	(8.39)	(153,508)	(8.77)
Other Non-Controlling Interests	(1,168)	(0.07)	(1,438)	(0.08)
Net Asset Value before Allocations to Subordinated Profits Interests	139,811	$8.02	175,287	$10.01
Allocations to Subordinated Profits Interests	-	-	(167)	(0.01)
Net Asset Value	$139,811	$8.02	$175,120	$10.00

Shares of Common Stock Outstanding	17,430		17,512

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2020. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2020 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2020 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock as of December 31, 2020. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: As of December 31, 2020, we have ownership interests in (i) 14 consolidated properties and (ii) three unconsolidated real estate properties held in joint ventures (collectively, the ’‘Real Estate Properties”). With respect to our consolidated properties as of December 31, 2020, we majority owned and consolidated the operating results and financial condition of 14 hospitality properties, or select services hotels, containing a total of 1,802 rooms (collectively, the “Consolidated Real Estate Properties”). With respect to our unconsolidated properties as of December 31, 2020, we held a (i) 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New jersey and Milburn Mall located in Vauxhaull, New Jersey and collectively are referred to as the Brownmill Properties and (ii) 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, 183-room, limited-service hotel located in Long Island City. We do not consolidate our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 16 of the 17 Real Estate Assets in which we held ownership interests as of December 31, 2020. We also engaged another third-party valuation firm to provide an appraisal report for the Hilton Garden Inn – Long Island City. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

●	Performed a site visit of each property in connection with this assignment or other assignments;

●	Interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

●	Reviewed lease agreements for those properties subject to a long-term lease and discussed with us or our Advisor certain lease provisions and factors on each property; and

●	Reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

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

The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of Stanger Appraised Properties and the Hilton Garden Inn - Long Island City as of December 31, 2020:

	Consolidated
	Real Estate Properties	Unconsolidated Real Estate Properties
	(14 hospitality properties)	(two retail properties)	(one hospitality property)
Weighted-average:
Exit capitalization rate	8.13%	7.33%	5.75%
Discount rate	9.94%	7.83%	6.75%
Annual market rent growth rate	8.34%	2.11%	14.17%
Annual net operating income growth rate	31.32%	4.12%	60.05%
Holding period (in years)	10	10	12

While we believe that the assumptions made by Stanger and the other third-party valuation firm are reasonable, any changes in these assumptions would impact the calculations of the estimated value of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City as of December 31, 2020. Although any of the assumptions could change, assuming all other factors remain unchanged, the following table summarizes the estimated change in the values (dollars in thousands) of the Stanger Appraised Properties and the Hilton Garden Inn - Long Island City, all based on our applicable ownership interest, which would result from a 25-basis point increase or decrease in exit capitalization rates and discount rates:

	Consolidated
	Real Estate Properties	Unconsolidated Real Estate Properties
	(14 hospitality properties)	(two retail properties)	(one hospitality property)
Increase of 25 basis points:
Exit capitalization rate	$(3,531)	$(307)	$(596)
Discount rate	$(4,028)	$(305)	$(559)
Decrease of 25 basis points:
Exit capitalization rate	$3,868	$328	$650
Discount rate	$4,228	$312	$575

As of December 31, 2020, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was $234.8 million and the aggregate carrying value of our Consolidated Real Estate Properties was $225.1 million, which equates to an overall increase in value of 4.3%.

As of December 31, 2020, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.3 million was calculated based on the gross appraised value of the Brownmill Properties of $35.2 million less the fair value of the outstanding indebtedness of $14.0 million plus all other non-real estate assets and liabilities, net of zero. The estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.3 million compared to our carrying value of $4.7 million, both as of December 31, 2020, equates to an increase in value of 118.7%.

As of December 31, 2020, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $14.4 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $62.1 million less the fair value of the outstanding indebtedness of $34.0 million plus all other non-real estate assets and liabilities, net of $0.7 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $14.4 million compared to our carrying value of $10.6 million, both as of December 31, 2020, equates to an increase in value of 35.3%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable securities, available for sale: The estimated values of our marketable securities are based on Level 2 inputs. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgages payable ranged from 6.20% to 6.40%.

Margin loan: Our margin loan bears interest at a variable rate and is due on demand and therefore, its estimated value was assumed to approximate its carrying value because it bears interest at a variable rate and has a short maturity.

Other liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to related parties, deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities. Additionally, certain outstanding notes payable were excluded as we expect them to be fully forgiven.

Other noncontrolling interests: Our other noncontrolling interests represent the estimated values of the ownership interests of others in certain of our consolidated properties pursuant to the terms of their applicable operating agreements.

Allocations of Value to Subordinated Profits Interests:

The Subordinated Profits Interests held by Lightstone SLP II LLC, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our Subordinated Profits Interests are only payable to their holder in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, pursuant to the terms of our operating agreement, no allocations are to the holder of the Subordinated Profits Interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, which concluded on September 27, 2014, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2020.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2019 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 20, 2020.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting estimated NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our Board of Directors. The estimated NAV per Share approved by our Board of Directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares of common stock at the estimated NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange;

●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ’‘Valuation of Publicly Registered Non-Listed REITs.’’ Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other noncontrolling interests less any allocations to the Subordinated Profits Interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation:

●	The methodology used to determine estimated NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the estimated NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining estimated NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (’‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

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

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $8.02 per share as of December 31, 2020.

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

Distributions and Distributions Declared by our Board of Directors Declared

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

During the year ended December 31, 2019, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $12.3 million.

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we currently expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels. Additionally, we have an unconsolidated 48.6% membership interest in Brownmill, which owns two retail properties located in New Jersey that have been subject to various restrictions. If Brownmill’s retail properties are negatively impacted for an extended period because our tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in Brownmill could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million for the period from April 1, 2020 through September 30, 2020 until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) our pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, that we expect will be finalized shortly, that provide for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

We intend to timely pledge the additional collateral and extend the maturity date of the Revolving Credit Facility to September 15, 2022.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●

Paycheck Protection Program Loans -

In April 2020, our hotels received $3.3 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $3.7 million from PPP Loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions, and, as result, did not declare any distributions on our Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	In May 2020, we had approximately $7.2 million of funds released to it from an escrow account. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

●

The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

Based on these actions, along with our cash and cash equivalents on hand, we believe that we will have sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.  The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties.  An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. The results of our 2020 impairment analysis did not identify any properties where the undiscounted cash flows were less than the carrying value. However, any changes in assumptions used in our impairment analysis could result in future impairment losses, which could be material.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to thirty-nine years for buildings and improvements and five to ten years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

Investments in Unconsolidated Entities.

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as income or loss from investments in unconsolidated entities.

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

As of December 31, 2020 and 2019, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

Acquisition and Disposition Activities

The following summarizes our acquisition and disposition activities during the years ended December 31, 2020 and 2019.

2019:

Disposition of Alabama Hotels

On May 9, 2019, we completed the disposition of two limited services hotels (collectively, the “Alabama Hotels”) for an aggregate contractual sales price of $13.3 million resulting in a gain on disposition of real estate and other assets of $0.1 million.

The Alabama Hotels were comprised of the following properties:

●	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and

●	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

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

See Note 4 of the Notes to Consolidated Financial Statements for additional information on our dispositions.

We currently have one operating segment. As of December 31, 2020 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interest.

Comparison of the year ended December 31, 2020 vs. December 31, 2019

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the year ended December 31, 2020 and 2019 are attributable to our consolidated hospitality properties, including the 2019 Disposed Hotels through their respective dates of disposition. Properties owned by us during the entire periods presented are referred to as our “Same Store” properties. Overall, our hospitality portfolio experienced decreases in the percentage of rooms occupied from 74.7% to 45.6% for 2019 and 2020, respectively, revenue per available room (“RevPAR”) from $95.96 to $44.49 for 2019 and 2020, respectively, and the  average daily rate per room (“ADR”)  from $128.54 to $97.61 for 2019 and 2020, respectively.

Revenues

Revenues decreased by $44.4 million to $30.9 million during the year ended December 31, 2020, compared to $75.3 million for the same period in 2019. Excluding the effect of the dispositions of the 2019 Disposed Hotels, revenues for our Same Store Hotels decreased by $37.5 million. This decrease reflects lower occupancy, RevPAR and ADR during 2020 compared to 2019, all of which were primarily attributable to reduced room demand during the 2020 period resulting from the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $23.9 million to $25.8 million during the year ended December 31, 2020 compared to $49.7 million for the same period in 2019. Excluding the effect of the dispositions of the 2019 Disposed Hotels, property operating expenses for our Same Store Hotels decreased by $19.2 million. This decrease reflects the lower occupancy during 2020 resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes decreased by $0.1 million to $3.6 million during the year ended December 31, 2020 compared to $3.7 million for the same period in 2019.

General and administrative expenses

General and administrative expenses were $4.7 million during the both of the years ended December 31, 2020 and 2019.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.6 million to $10.7 million during the year ended December 31, 2020 compared to $11.3 million for the same period in 2019. Excluding the effect of the dispositions of the 2019 Disposed Hotels, depreciation and amortization expense for our Same Store Hotels increased by $0.3 million.

Interest expense

Interest expense was $6.1 million during the year ended December 31, 2020 compared to $8.9 million for the same period in 2019. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on disposition of real estate and other assets

In connection with the dispositions of the 2019 Disposed Hotels, we recognized an aggregate gain on the disposition of real estate of approximately $8.4 million during the year ended December 31, 2019.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $2.1 million during the year ended December 31, 2020 compared to a loss of $0.2 million for the same period in 2019. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

Revenues, interest and dividend income, proceeds from the sale of marketable securities, distributions from unconsolidated affiliated entities and borrowings are our principal sources of funds to pay operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our common stock, if approved, and distributions, if any, required to maintain our status as a REIT.

We currently believe that these cash resources along with our available cash on hand of $15.3 million and marketable securities, available for sale, of $6.9 million, both as of December 31, 2020, will be sufficient to satisfy our cash requirements for the foreseeable future since we currently expect to extend the maturity of our Revolving Credit Facility (see the “Revolving Credit Facility” below for additional information), and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months.

As of December 31, 2020, we have mortgage indebtedness totaling $136.7 million, $3.3 million of PPP Loans (classified as notes payable on our consolidated balance sheet) and a margin loan of $2.6 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2020, our total borrowings aggregated $142.6 million which represented 85% of our net assets.

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

Pursuant to the related party arrangements described above, we have recorded the following amounts for the years indicated:

	For the Years Ended December 31,
	2020	2019
Development fees (1)	$32	$62
Asset management fees (general and administrative costs)	2,929	3,011

Total	$2,961	$3,073

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2020 and 2019.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash flows (used in)/provided by operating activities	$(5,839)	$8,404
Cash flows (used in)/provided by investing activities	(2,857)	25,863
Cash flows used in financing activities	(3,097)	(34,711)
Net change in cash, cash equivalents and restricted cash	(11,793)	(444)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of period	$18,423	$30,216

We believe that our cash available on hand and any proceeds from the sale of marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, debt service, capital contributions, distributions, if any, required to maintain our status as a REIT.  Generally, we expect to meet our cash needs with our cash on hand and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including forbearance of scheduled debt service, reductions in interest rates, waiver periods and modifications of financial covenants and various extension options. See “Contractual Mortgage Obligations” for additional information.

Operating activities

The cash used in operating activities of $5.8 million for the year ended December 31, 2020 consisted of our net loss of $21.7 million offset by net changes in operating assets and liabilities of $2.4 million and depreciation and amortization, loss from investments in unconsolidated affiliated entities, amortization of deferred financing costs and other non-cash items aggregating $13.5 million. The net use of cash in operating activities of $5.8 million during the year ended December 31, 2020 was principally attributable to the effect of the COVID-19 pandemic on our operating performance.

Investing activities

The net cash used in investing activities of $2.9 million for the year ended December 31, 2020 consists primarily of the following:

●	capital expenditures of $3.5 million;

●	net proceeds of $1.7 million from the purchase and sale of marketable securities;

●	$1.2 million of contributions to unconsolidated affiliated real estate entities; and

●	$0.2 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The net cash used in financing activities of $3.1 million for the year ended December 31, 2020 consists primarily of the following:

●	distributions to our common shareholders of $3.1 million;

●	distributions to our noncontrolling interests of $0.3 million;

●	proceeds from notes payable of $3.3 million;

●	redemptions and cancellation of common stock of $0.8 million; and

●	net margin loan payments of $2.1 million.

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

On December 13, 2018, our Board of Directors changed the price for all purchases under our Share Repurchase Program to 100% of the estimated net asset value per share of the Company’s common stock, which is $8.02 per share as of December 31, 2020.

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

Distributions Declared by our Board of Directors

Common Shares

During the year ended December 31, 2019, distributions on our Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the years ended December 31, 2019 were $12.3 million.

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of December 31, 2020.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$123,245	$211	$13,208	$-	$-	$-	$136,664
Interest payments(1)	5,113	741	670	-	-	-	6,524
Total Contractual Mortgage Obligations	$128,358	$952	$13,878	$-	$-	$-	$143,188

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2020 was used.

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

On June 2, 2020, we and the lender agreed to certain changes to the terms of Revolving Credit Facility, including (i) the deferral of monthly debt service for payments aggregating $2.6 million for the period from April 1, 2020 through September 30, 2020, which are now due on November 15, 2021; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) we deposited $2.5 million into a cash collateral account to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021.

We and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, that we expect will be finalized shortly, that provide for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

We intend to timely pledge the additional collateral and extend the maturity date of the Revolving Credit Facility to September 15, 2022.

As of December 31, 2020, we had pledged 12 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2020.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.6 million as of December 31, 2020.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part. As of December 31, 2020, the PPP Loans had an outstanding balance of $3.3 million, which is classified as Notes Payable on the consolidated balance sheets.

Subsequently, during the first quarter of 2021, our hotels received an additional $3.7 million from PPP Loans.

In addition to the mortgages payable and PPP Loans described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.6 million as of December 31, 2020 and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.99% as of December 31, 2020).

Investments in Unconsolidated Affiliated Entities

We have an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

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

Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO, a non-GAAP measure, consistent with the standards established over time by the Board of Governors of NAREIT, as restated in a White Paper approved by the Board of Governors of NAREIT effective in December 2018 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Our FFO calculation complies with NAREIT’s definition.

We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses (which includes costs incurred in connection with strategic alternatives), amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

	For the Years Ended
	December 31, 2020	December 31, 2019
Net (loss)/income	$(21,720)	$5,716
FFO adjustments:
Depreciation and amortization of real estate assets	10,748	11,265
Gain on disposition of real estate and other assets, net	-	(8,357)
Adjustments to equity in earnings from unconsolidated entities, net	1,714	1,848
FFO	(9,258)	10,472
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	20
Adjustments to equity in earnings from unconsolidated entities, net unconsolidated entities, net	(8)	(39)
Amortization of above or below market leases and liabilities(2)	-	-
Mark-to-market adjustments(3)	(103)	-
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(4)	292	-
MFFO	(9,077)	10,453
Straight-line rent(5)	-	-
MFFO - IPA recommended format(6)	$(9,077)	$10,453

Net (loss)/income	$(21,720)	$5,716
Less: loss attributable to noncontrolling interests	397	-
Net (loss)/income applicable to Company’s common shares	$(21,323)	$5,716
Net (loss)/income per common share, basic and diluted	$(1.22)	$0.32

FFO	$(9,258)	$10,472
Less: FFO attributable to noncontrolling interests	166	(240)
FFO attributable to Company’s common shares	$(9,092)	$10,232
FFO per common share, basic and diluted	$(0.52)	$0.58

MFFO - IPA recommended format	$(9,077)	$10,453
Less: MFFO attributable to noncontrolling interests	166	(240)
MFFO attributable to Company’s common shares	$(8,911)	$10,213

Weighted average number of common shares outstanding, basic and diluted	17,433	17,667

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will need to be paid from either additional debt, operational earnings or cash flow proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2020

FFO	$63,753
Distributions declared	$85,040

For the year ended December 31, 2020, we paid distributions of $3.1 million. FFO attributable to our Common Shares for the year ended December 31, 2020 was negative $9.1 million and cash flow used in operations was $5.8 million. For the year ended December 31, 2019, we paid distributions of $12.4 million. FFO attributable to our Common Shares for the year ended December 31, 2019 was $10.2 million and cash flow from operations was $8.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus Real Estate Investment Trust II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment evaluation of investment in real estate

As of December 31, 2020, the Company had investment property, net of accumulated depreciation, of approximately $225.1 million. As more fully described in Note 2 to the financial statements, the Company evaluates its investments in real estate for impairment whenever events or changes in circumstances representing triggering events that could indicate that the carrying amount may not be recoverable for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters using observable and unobservable inputs such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties.

We identified the impairment evaluation as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of a particular property. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, the holding period, capitalization rates and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, identifying the existence of any triggering events, comparing the estimated undiscounted cash flows to historical operating results by property and evaluating the reasonableness of significant estimates and assumptions including future operating income, the holding period, capitalization rates and residual values and considered if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2021

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Investment property:
Land and improvements	$36,689	$36,662
Building and improvements	203,561	200,362
Furniture and fixtures	36,010	32,861
Construction in progress	77	4,612
Gross investment property	276,337	274,497
Less accumulated depreciation	(51,269)	(40,545)
Net investment property	225,068	233,952

Investments in unconsolidated affiliated entities	15,359	16,394
Cash and cash equivalents	15,348	21,242
Marketable securities, available for sale	6,902	8,890
Restricted cash	3,075	8,974
Accounts receivable and other assets	2,836	3,903

Total Assets	$268,588	$293,355

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,859	$8,160
Margin loan	2,599	4,744
Mortgages payable, net	136,400	136,177
Notes payable	3,343	-
Due to related party	618	587
Distributions payable	-	3,065
Total liabilities	150,819	152,733

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.4 million and 17.5 million shares issued and outstanding, respectively	174	175
Additional paid-in-capital	147,100	147,924
Accumulated other comprehensive income	82	172
Accumulated deficit	(41,186)	(19,863)
Total Company stockholders’ equity	106,170	128,408

Noncontrolling interests	11,599	12,214

Total Stockholders’ Equity	117,769	140,622

Total Liabilities and Stockholders’ Equity	$268,588	$293,355

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019

Revenues	$30,903	$75,265

Expenses:
Property operating expenses	25,766	49,713
Real estate taxes	3,579	3,677
General and administrative costs	4,652	4,697
Depreciation and amortization	10,748	11,265

Total operating expenses	44,745	69,352

Operating (loss)/income	(13,842)	5,913

Interest and dividend income	513	564
Interest expense	(6,123)	(8,852)
Loss on sale of marketable securities, available for sale	(292)	-
Earnings from investments in unconsolidated affiliated entities	(2,053)	(153)
Other income/(expense), net	77	(113)
Gain on disposition of real estate and other assets, net	-	8,357
Net (loss)/income	(21,720)	5,716

Less: net loss attributable to noncontrolling interests	397	-

Net (loss)/income applicable to Company’s common shares	$(21,323)	$5,716

Net (loss)/income per Company’s common share, basic and diluted	$(1.22)	$0.32

Weighted average number of common shares outstanding, basic and diluted	17,433	17,667

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019

Net (loss)/income	$(21,720)	$5,716

Other comprehensive (loss)/income:

Holding (loss)/gain on available for sale securities	(382)	989

Reclassification adjustment for loss included in net loss	292	-

Other comprehensive (loss)/income	(90)	989

Comprehensive (loss)/income	(21,810)	6,705

Less: Comprehensive loss attributable to noncontrolling interests	397	-

Comprehensive (loss)/income attributable to the Company’s common shares	$(21,413)	$6,705

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income/	Accumulated (Deficit)/	Non controlling	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Surplus	Interests	Equity
BALANCE, December 31, 2018	17,874	$179	$151,538	$(817)	$(13,277)	$13,466	$151,089

Net income	-	-	-	-	5,716	-	5,716
Other comprehensive income	-	-	-	989	-	-	989
Distributions declared (a)	-	-	-	-	(12,302)	-	(12,302)
Contributions of noncontrolling interests	-	-	-	-	-	115	115
Distributions to noncontrolling interests	-	-	-	-	-	(1,367)	(1,367)
Redemption and cancellation of shares	(362)	(4)	(3,614)	-	-	-	(3,618)

BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(21,323)	(397)	(21,720)
Other comprehensive loss	-	-	-	(90)	-	-	(90)
Contributions of noncontrolling interests	-	-	-	-	-	110	110
Distributions to noncontrolling interests	-	-	-	-	-	(328)	(328)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)

BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

(a)	Distributions per share were $0.70.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(21,720)	$5,716
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	10,748	11,265
Amortization of deferred financing costs	411	411
Loss on sale of marketable securities, available for sale	292	-
Gain on disposition of real estate and other assets, net	-	(8,357)
Earnings from investments in unconsolidated affiliated entities	2,053	153
Other non-cash adjustments	6	118
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	935	484
Increase/(decrease) in accounts payable and other accrued expenses	1,405	(1,416)
Increase in due to related party	31	30

Net cash (used in)/provided by operating activities	(5,839)	8,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(3,548)	(7,065)
Purchase of marketable securities	(3,620)	-
Proceeds from sale of marketable securities	5,329	-
Proceeds from disposition of investment property	-	31,754
Investments in unconsolidated affiliated entities	(1,187)	(58)
Distributions from unconsolidated affiliated entities	169	1,232

Net cash (used in)/provided by investing activities	(2,857)	25,863

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(187)	(17,134)
Payments on margin loan, net	(2,145)	(316)
Proceeds from notes payable	3,343	-
Redemption and cancellation of common shares	(825)	(3,618)
Contribution of noncontrolling interests	110	115
Distributions to noncontrolling interests	(328)	(1,367)
Distributions to common stockholders	(3,065)	(12,391)

Net cash used in financing activities	(3,097)	(34,711)

Net change in cash, cash equivalents and restricted cash	(11,793)	(444)
Cash, cash equivalents and restricted cash, beginning of year	30,216	30,660
Cash, cash equivalents and restricted cash, end of year	$18,423	$30,216

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Structure

Lightstone Value Plus Real Estate Investment Trust II, Inc. (’‘Lightstone REIT II’’), is a Maryland corporation, formed on April 28, 2008, which elected to qualify as a real estate investment trust (’‘REIT’’) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ’‘Operating Partnership’’). As of December 31, 2020, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the ’‘Company’’ and the use of ’‘we,’’ ’‘our,’’ ’‘us’’ or similar pronouns refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

The Company currently has one operating segment. As of December 31, 2020, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in Brownmill and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2020, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the ’’Sponsor’’) during its initial public offering (the “Offering”) and follow-on offering (the “Follow-on Offering”, and collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. The Advisor, pursuant to the terms of an advisory agreement, together with the Company’s board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which has subordinated profits interests in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with the Company’s Offerings. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company does not have any employees. The Advisor receives compensation and fees for services related to the investment and management of the Company’s assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic leading many countries, including the United States, particularly at the individual state level, to subsequently impose various degrees of restrictions and other measures, including, but not limited to, mandatory temporary closures, quarantine guidelines, limitations on travel, and “shelter in place” rules in an effort to reduce its duration and the severity of its spread. Although the COVID-19 pandemic has continued to evolve, most of these previously imposed restrictions and other measures have now been reduced and/or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent is likely dependent on numerous developments such as the regulatory approval, mass production, administration and ultimate effectiveness of vaccines, as well as the timeline to achieve a level of sufficient herd immunity amongst the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the overall health of the U.S. economy for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been some slight improvement; room demand continues to be substantially below historical levels. The COVID-19 pandemic has had a significant negative impact on the Company’s operations and financial results to date and the Company currently expects that the COVID-19 pandemic will continue to have a significant negative impact on its results of operations, financial position and cash flow for the foreseeable future. The Company cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for its hotels. Additionally, the Company has an unconsolidated 48.6% membership interest in Brownmill, which owns two retail properties located in New Jersey that have been subject to various restrictions. If Brownmill’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in Brownmill could be materially and adversely impacted.

In light of the impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including, but not limited to, those described below:

●	The Company implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, the Company’s revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million for the period from April 1, 2020 through September 30, 2020, which are now due on November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Additionally, the Company and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, which they expect will be finalized shortly, that provide for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

The Company intends to timely pledge the additional collateral and extend the maturity date of the Revolving Credit Facility to September 15, 2021.

See Note 6 for additional information.

●	Paycheck Protection Program Loans - In April 2020, the Company’s hotels received $3.3 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $3.7 million from PPP Loans. See Note 7 for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, did not declare any distributions on the Company’s Common Shares during 2020. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder redemption program. See Note 8 for additional information.

●	In May 2020, the Company had approximately $7.2 million of funds released to it from an escrow account. See Note 3 for additional information.

●

The Hilton Garden Inn Joint Venture and the lender have agreed in principle to various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City, which they expect will be finalized shortly. See Note 4 for additional information.

Based on these actions, along with its cash and cash equivalents on hand, the Company believes that it will have sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these financial statements.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2020. For the year ended December 31, 2019, total distributions declared on the Subordinated Profits Interests were $1.2 million. Since the Company’s inception through December 31, 2020, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

See Note 9 for additional information with respect to the Subordinated Profits Interests.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone I and (ii) membership interests held by minority owners in certain of the Company’s hotels.

The Advisor and its affiliates and Associate General Partner are related parties of the Company. Certain of these entities are entitled to compensation and fees for services related to the investment, management and disposition of the Company’s assets during its acquisition, operational and liquidation stages. The compensation levels during the Company’s acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and reimbursements as outlined in each of the respective agreements. See Note 9 for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2020, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves. As of December 31, 2019, restricted cash also included approximately $7.2 million resulting from the disposition of a SpringHill Suites by Marriott hotel (the “SpringHill Suites – Peabody”) located in Peabody, Massachusetts (See Note 3). These funds were temporarily placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$15,348	$21,242
Restricted cash	3,075	8,974
Total cash, cash equivalents and restricted cash	$18,423	$30,216

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,282	$8,608
Distributions declared but not paid	$-	$3,065
Holding gain/loss in available for sale securities	$90	$989
Investment property acquired but not paid	$-	$1,709

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. The Company’s marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below our amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Revenue Recognition

Revenues consist of amounts derived from hotel operations, including occupied hotel rooms and sales of food, beverage and other ancillary services and are presented on a disaggregated basis below. Revenues are recorded net of any sales or occupancy tax collected from our guests.

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. The Company’s contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. The Company participates in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. The Company recognizes revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of the Company’s hotels.

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
	2020	2019
Revenues
Room	$29,341	$69,977
Food, beverage and other	1,562	5,288

Total revenues	$30,903	$75,265

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

Investments in Unconsolidated Entities

The Company evaluates all investments in other entities for consolidation. The Company considers its percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity in net income or loss and cash contributions and distributions. The net income or loss of an unconsolidated investment is allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated entities.

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

The Company believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2020 and 2019.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The Company engages in certain activities through taxable REIT subsidiaries (“TRSs”), including when it acquires a hotel it usually establishes a TRS which then enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2020 and 2019, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable, due to related party, and distributions payable approximated their fair values as of December 31, 2020 and 2019 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,664	$136,743	$136,851	$137,303

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

For the Years Ended December 31, 2020 and 2019

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

The Alabama Hotels, which had an aggregate of 169 rooms, were comprised of the following properties:

●	a Holiday Inn Express Hotel & Suites (the “Holiday Inn — Opelika”) located in Opelika, Alabama; and

●	a Holiday Inn Express Hotel & Suites (“Holiday Inn Express – Auburn”) located in Auburn, Alabama.

On May 9, 2019, pursuant to the terms of the Alabama Hotel Agreements, the Company completed the disposition of the Alabama Hotels to the Alabama Buyer for an aggregate of $13.3 million resulting in gain on the disposition of real estate and other assets of approximately $0.1 million during the second quarter of 2019. Approximately $8.2 million of the proceeds were used for a required paydown of the Company’s nonrecourse revolving credit facility (the “Revolving Credit Facility”) (See Note 6).

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

On October 24, 2019, pursuant to the terms of the SpringHill Suites – Peabody Agreement, the Company completed the disposition of the SpringHill Suites – Peabody to the Peabody Buyer for $19.0 million resulting in a gain on the disposition of real estate and other assets of approximately $8.3 million during the fourth quarter of 2019. Approximately $8.8 million of the proceeds were used for a required paydown of the Revolving Credit Facility (See Note 6) and approximately $7.2 million of the proceeds were placed in escrow with a qualified intermediary to potentially facilitate a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended and is classified as restricted cash on the consolidated balance sheet as of December 31, 2019. However, the Company decided not to pursue a like-kind exchange transaction and the funds were subsequently released in May 2020.

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2020	December 31, 2019
Brownmill	Various	48.58%	$4,710	$4,630
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	10,649	11,764
Total investments in unconsolidated affiliated real estate entities			$15,359	$16,394

Brownmill

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (’‘LGH’’), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to the Company an approximate aggregate 48.6% membership interest in Brownmill in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2020, the Company owns a 48.6% membership interest in Brownmill, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in Brownmill in accordance with the equity method of accounting. During the year ended December 31, 2020, the Company made a capital contribution of $0.3 million and received distributions from Brownmill aggregating $0.1 million. During the year ended December 31, 2019, the Company received distributions from Brownmill aggregating $0.3 million.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed income statements for Brownmill for the periods indicated:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenues	$3,387	$3,515

Property operating expenses	2,040	1,641
Depreciation and amortization	672	944

Operating income	675	930

Interest expense and other, net	(641)	(692)
Net income	$34	$238
Company’s share of earnings	$16	$116
Additional depreciation and amortization expense (1)	(124)	(126)
Company’s earnings from investment	$(108)	$(10)

1.	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	December 31, 2020	December 31, 2019

Real estate, at cost (net)	$14,234	$13,507
Cash and restricted cash	1,038	1,016
Other assets	1,279	1,440

Total assets	$16,551	$15,963

Mortgage payable	$13,834	$14,061
Other liabilities	1,018	648
Members’ capital	1,699	1,254

Total liabilities and members’ capital	$16,551	$15,963

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

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2020, it has made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44 was received in 2020).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenues	$3,662	$11,009

Property operating expenses	3,259	6,761
General and administrative costs	37	-
Depreciation and amortization	2,527	2,527

Operating (loss)/income	(2,161)	1,721

Interest expense and other, net	(1,728)	(2,006)
Net loss	$(3,889)	$(285)
Company’s share of net loss (50.00%)	$(1,944)	$(143)

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2020	December 31, 2019

Investment property, net	$54,826	$56,775
Cash	885	904
Other assets	1,211	894

Total assets	$56,922	$58,573

Mortgage payable, net	$34,988	$34,821
Other liabilities	1,207	794
Members’ capital	20,727	22,958

Total liabilities and members’ capital	$56,922	$58,573

5. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities:

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities	$3,620	$102	$-	$3,722

Debt securities:
Corporate Bonds	3,098	82	-	3,180

Total	$6,718	$184	$-	$6,902

	As of December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities:
Debt securities:
Corporate Bonds	$8,718	$172	$-	$8,890

When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of December 31, 2020, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020 and 2019, all of the Company’s preferred equities and corporate bonds were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2020.

The fair values of the Company’s investments in preferred equities and corporate bonds are measured using readily available quoted prices for similar assets.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of December 31, 2020
Due in 1 year	$-
Due in 1 year through 5 years	3,179
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$3,179

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.6 million and $4.7 million as of December 31, 2020 and 2019, respectively, and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.99% as of December 31, 2020).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

6. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2020	Maturity Date	Amount Due at Maturity	As of December 31, 2020	As of December 31, 2019

Revolving Credit Facility	LIBOR + 2.15% (floor of 3.00%)	3.88%	May 2021	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,619	13,806

Total mortgages payable		4.53%		$136,067	136,664	136,851

Less: Deferred financing costs					(264)	(674)

Total mortgages payable, net					$136,400	$136,177

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

On June 2, 2020, the Company and the lender agreed to certain changes to the terms of Revolving Credit Facility, including (i) the deferral of monthly debt service for payments aggregating $2.6 million for the period from April 1, 2020 through September 30, 2020, which are now due on November 15, 2021; (ii) subject to certain conditions, the interest rate spread may be reduced by 100 bps to LIBOR + 2.15%, subject to a 3.00% floor, for the six-month period beginning September 1, 2020 through February 28, 2021; (iii) the Company deposited $2.5 million into a cash collateral account (which is classified as restricted cash on the consolidated balance sheets) to be applied against the monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for periods before June 30, 2021.

Additionally, the Company and the lender have agreed in principle to certain amendments to the terms of the Revolving Credit Facility, which we expect will be finalized shortly, that provide for (i) the Company to pledge its membership interest in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

The Company intends to timely pledge the additional collateral and extend the maturity date of the Revolving Credit Facility to September 15, 2022.

As of December 31, 2020, 12 of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was approximately $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2020.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.6 million as of December 31, 2020.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$123,245	$211	$13,208	$-	$-	$-	$136,664

Less: deferred financing costs							(264)

Total principal maturities, net							$136,400

Pursuant to the Company’s loan agreements, escrows in the amount of $3.1 million and $1.8 million were held in restricted cash accounts as of December 31, 2020 and 2019, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

7. Notes Payable

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as income. As of December 31, 2020, the PPP Loans had an outstanding balance of $3.3 million and are classified as Notes Payable on the consolidated balance sheet.

Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $3.7 million from PPP Loans.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Distributions on Common Shares

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

During the year ended December 31, 2019, distributions on the Company’s Common Shares were declared quarterly, for each calendar quarter end, at the pro rata equivalent of an annual distribution of $0.70 per share, or an annualized rate of 7.0% assuming a purchase price of $10.00 per share, to stockholders of record at the close of business on the last day of the quarter-end. All distributions were paid on or about the 15th day of the month following the quarter-end.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

There were no distributions declared during the year ended December 31, 2020. Total distributions declared during the year ended December 31, 2019 were $12.3 million.

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program (the “Share Repurchase Program”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to the Company, subject to restrictions and applicable law. A selling stockholder must be unaffiliated with the Company, and must have beneficially held the Common Shares for at least one year prior to offering the Common Shares for sale to the Company through the Share Repurchase Program. Subject to certain limitations, the Company will also redeem Common Shares upon the request of the estate, heir or beneficiary of a deceased stockholder. The price for all purchases under our Share Repurchase Program is 100% of the estimated net asset value per share of the Company’s common stock, which is $8.02 per share as of December 31, 2020.

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

For the Years Ended December 31, 2020 and 2019

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

Subordinated Profits Interests

In connection with the Company’s Offerings which concluded on September 27, 2014, Lightstone SLP II, LLC acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return in addition to their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on the Company’s Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to approximately $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, the Company’s Board of Directors declared and the Company paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on its Common Shares for all quarterly periods through December 31, 2019.

There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2020. For the year ended December 31, 2019, total distributions declared on the Subordinated Profits Interests were $1.2 million. Since the Company’s inception through December 31, 2020, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described below.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Development fees (1)	$32	$62
Asset management fees (general and administrative costs)	2,929	3,011

Total	$2,961	$3,073

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

The Company did not incur any fees to affiliates of its Advisor for property management services during the years ended December 31, 2020 and 2019.

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

Franchise Agreements

As of December 31, 2020, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2020 we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were adequate and effective.

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

Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2021 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of	Served as a
Name	Age	Positions Held	Office Will Expire	Director Since

David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors	2021	2008
Edwin J. Glickman	89	Director	2021	2008
George R. Whittemore	71	Director	2021	2008

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus Real Estate Investment Trust, Inc.(“Lightstone I”) and Lightstone Value Plus REIT LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Real Estate Income Trust Inc., (“Lightstone IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman of the Board of Directors of Lightstone Value Plus Real Estate Investment Trust V, Inc. (“Lightstone V”), formerly known as Behringer Harvard Opportunity REIT II, Inc., effective as of September 28, 2017 and is Chairman and Chief Executive Officer of the its advisor. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

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

GEORGE R. WHITTEMORE  is one of our independent directors. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone I and from December 2013 to present, has served as a member of the board of directors of Lightstone III. Mr. Whittemore also presently serves as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore  previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held

David Lichtenstein	60	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	68	President and Chief Operating Officer
Joseph Teichman	46	General Counsel
Seth Molod	57	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. Mr. Hochberg serves as President and Chief Operating Officer of Lightstone I, Lightstone III and Lightstone IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“BH OPP I”) and Lightstone V effective as of September 28, 2017. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone I, Lightstone III and Lightstone IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2020.

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

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2020, the Company has not compensated the officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2021 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstone REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II

David Lichtenstein (1)	20,000	0.11%
Edwin J. Glickman	-	-
George R. Whittemore	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.11%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, LLC, which is majority owned by David Lichtenstein. The Lightstone Group, LLC served as our Sponsor during our offerings which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

●	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

●	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

●	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200,000, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the ’’Sponsor’’) during our initial public offering and follow-on offering (the “Follow-On Offering”, and collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177.0 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

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

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2020 and 2019.

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.95% of our average invested assets and we reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2020 and 2019 were $2.9 million and $3.1 million, respectively.

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

There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2020. For the year ended December 31, 2019, total distributions declared on the Subordinated Profits Interests were $1.2 million. From our inception through December 31, 2020, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Brownmill LLC

In connection with our Offerings, which concluded on September 27, 2014, we entered into various contribution agreements with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to us an approximate aggregate 48.6% membership interest in Brownmill LLC (“Brownmill” )in exchange for us issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2020, we owned a 48.6% membership interest in Brownmill, which is a non-managing interest. An affiliate of our Sponsor is the majority owner and manager of Brownmill. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in Brownmill in accordance with the equity method of accounting. During the year ended December 31, 2020, we made a capital contribution of $0.3 million and received distributions from Brownmill aggregating $0.1 million. During the year ended December 31, 2019, we received distributions from Brownmill aggregating $0.3 million.

Brownmill owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone III, a related party real estate investment trust also sponsored by our Sponsor, acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn — Long Island City”) from an unrelated third party, for aggregate consideration of approximately $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We and Lightstone III each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

We paid approximately $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. Our membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments previously due from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR + 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, the Hilton Garden Inn Joint Venture and the lender have agreed in principle to certain amendments to the terms of the Hilton Garden Inn Mortgage, which they expect will be finalized shortly, that provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 12-month interest-only payment period from April 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to our acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2020, we have made an aggregate of $1.5 million of additional capital contributions (of which $0.9 million was made in 2020) and received aggregate distributions of $1.5 million (of which $44 was received in 2020).

The Joint Venture

As of December 31, 2020, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone I, a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2020	Year ended December 31, 2019
Audit Fees(a)	$296,000	$305,000
Audit-Related Fees (b)	-	-
Tax Fees (c)	191,000	192,000
Total Fees	$487,000	$497,000

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for audit-related services related to audits of entities that the Company has acquired.

(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus Real Estate Investment Trust II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus Real Estate Investment Trust II, Inc.’s audited financial statements as of and for the year ended December 31, 2020.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus Real Estate Investment Trust II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Annual Report on Form 10-K

For the fiscal year ended December 31, 2020

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(5)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2*	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1(3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: March 30, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2021
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 30, 2021
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Edwin J. Glickman	Director	March 30, 2021
Edwin J. Glickman

/s/ George R. Whittemore	Director	March 30, 2021
George R. Whittemore

