Form 10-Q
period 2021-03-31
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2021-05-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 10, 2021, there were approximately 17.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$36,699	$36,689
Building and improvements	203,566	203,561
Furniture and fixtures	36,033	36,010
Construction in progress	163	77
Gross investment property	276,461	276,337
Less accumulated depreciation	(53,956)	(51,269)
Net investment property	222,505	225,068

Investments in unconsolidated affiliated entities	15,339	15,359
Cash and cash equivalents	14,701	15,348
Marketable securities, available for sale	6,859	6,902
Restricted cash	4,581	3,075
Accounts receivable and other assets	3,963	2,836
Total Assets	$267,948	$268,588

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$8,653	$7,859
Margin loan	2,526	2,599
Mortgages payable, net	136,115	136,400
Notes payable	7,089	3,343
Due to related party	544	618
Total liabilities	154,927	150,819

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.4 million shares issued and outstanding	174	174
Additional paid-in-capital	147,100	147,100
Accumulated other comprehensive income	60	82
Accumulated deficit	(45,830)	(41,186)
Total Company stockholders’ equity	101,504	106,170
Noncontrolling interests	11,517	11,599

Total Stockholders’ Equity	113,021	117,769

Total Liabilities and Stockholders’ Equity	$267,948	$268,588

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues	$7,447	$13,245

Expenses:
Property operating expenses	5,906	9,988
Real estate taxes	927	882
General and administrative costs	1,265	1,206
Depreciation and amortization	2,692	2,645

Total operating expenses	10,790	14,721

Operating loss	(3,343)	(1,476)

Interest and dividend income	70	143
Interest expense	(1,346)	(1,817)
Loss on sale of marketable securities, available for sale	-	(245)
Earnings from investments in unconsolidated affiliated entities	(83)	(516)
Other expense, net	(30)	(14)

Net loss	(4,732)	(3,925)

Less: net loss attributable to noncontrolling interests	88	74

Net loss applicable to Company’s common shares	$(4,644)	$(3,851)

Net loss per Company’s common share, basic and diluted	$(0.27)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	17,430	17,445

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net loss	$(4,732)	$(3,925)

Other comprehensive loss:
Holding loss on marketable securities, available for sale	(22)	(1,165)
Reclassification adjustment for loss included in net loss	-	245
Other comprehensive loss:	(22)	(920)

Comprehensive loss	(4,754)	(4,845)

Less: Comprehensive loss attributable to noncontrolling interests	88	74

Comprehensive loss attributable to the Company’s common shares	$(4,666)	$(4,771)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(3,851)	(74)	(3,925)
Other comprehensive loss	-	-	-	(920)	-	-	(920)
Contributions of noncontrolling interests	-	-	-	-	-	45	45
Distributions to noncontrolling interests	-	-	-	-	-	(327)	(327)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)

BALANCE, March 31, 2020	17,430	$174	$147,100	$(748)	$(23,714)	$11,858	$134,670

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(4,644)	(88)	(4,732)
Other comprehensive loss	-	-	-	(22)	-	-	(22)
Contributions of noncontrolling interests	-	-	-	-	-	6	6

BALANCE, March 31, 2021	17,430	$174	$147,100	$60	$(45,830)	$11,517	$113,021

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,732)	$(3,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,692	2,645
Amortization of deferred financing costs	103	103
Loss on sale of marketable securities, available for sale	-	245
Earnings from investments in unconsolidated affiliated entities	83	516
Other non-cash adjustments	46	45
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,157)	(240)
Increase/(decrease) in accounts payable and other accrued expenses	794	(230)
(Decrease)/increase in due to related party	(74)	4

Net cash used in operating activities	(2,245)	(837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(125)	(2,192)
Proceeds from the sale of marketable debt securities	-	1,819
Contributions to unconsolidated affiliated entity	(68)	-
Distributions from unconsolidated affiliated entities	6	79

Net cash used in investing activities	(187)	(294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(52)	(48)
Payment on margin loan	(73)	(2,043)
Proceeds received from notes payable	3,746	-
Payment of loan fees and expenses	(336)	-
Redemption and cancellation of common shares	-	(824)
Distributions to noncontrolling interests	-	(327)
Contributions of noncontrolling interests	6	45
Distributions to common stockholders	-	(3,065)

Net cash provided by/(used in) financing activities	3,291	(6,262)

Net change in cash, cash equivalents and restricted cash	859	(7,393)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of period	$19,282	$22,823

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,108	$1,732
Holding loss on marketable securities, available for sale	$22	$920
Investment property acquired but not paid	$-	$613

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$14,701	$13,806
Restricted cash	4,581	9,017
Total cash and restricted cash	$19,282	$22,823

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of March 31, 2021, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Associate General Partner

In connection with the Company’s Offerings, which concluded on September 27, 2014, the Associate General Partner contributed (i) cash of approximately $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for quarterly periods after March 31, 2020. Since the Company’s inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2021, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus Real Estate Investment Trust II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2020 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
	2021	2020
Revenues
Room	$7,212	$12,451
Food, beverage and other	235	794

Total revenues	$7,447	$13,245

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

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been slight sequential improvement since then; room demand continues to be substantially below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on the Company’s operations, financial position and cash flow and the Company currently expects that it will continue to do so for the foreseeable future. The Company cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for its hotels. Additionally, the Company has an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that have been subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in the Brownmill Joint Venture could be materially and adversely impacted.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

On May 13, 2021, the Company pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

See Note 6 for additional information.

●	In April 2020, the Company’s hotels received $3.3 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, the Company’s hotels received an additional $3.7 million from PPP Loans. See Note 7 for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, has not declared any distributions on the Company’s Common Shares or the Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder redemption program.

●	The Company had $7.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to it in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 4 for additional information.

The Company believes that these actions, along with its available on hand cash and cash equivalents, restricted cash and marketable securities will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these financial statements.

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

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2021	December 31, 2020
Brownmill	Various	48.58%	$4,937	$4,710
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	10,402	10,649
Total investments in unconsolidated affiliated real estate entities			$15,339	$15,359

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (‘‘LGH’’), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to the Company an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of March 31, 2021, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2021, the Company made contributions to the Brownmill Joint Venture aggregating $68. During the three months ended March 31, 2021 and 2020, the Company received distributions from the Brownmill Joint Venture aggregating $6 and $35, respectively.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey, which collectively, are referred to as the “Brownmill Properties.”

Brownmill Joint Venture Financial Information

The Company’s carrying value of its interest in the Brownmill Joint Venture differs from its share of member’s equity reported in the condensed balance sheet of the Brownmill Joint Venture due to the Company’s basis of its investment in excess of the historical net book value of the Brownmill Joint Venture. The Company’s additional basis allocated to depreciable assets is being recognized on a straight-line basis over the lives of the appropriate assets.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenue	$1,050	$925

Property operating expenses	305	652
Depreciation and amortization	176	165
Operating income	569	108

Interest expense and other, net	(166)	(169)
Net income/(loss)	$403	$(61)

Company’s share of earnings	$196	$(30)
Additional depreciation and amortization expense (1)	(31)	(31)
Company’s earnings from investment	$165	$(61)

1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	March 31, 2021	December 31, 2020

Real estate, at cost (net)	$14,176	$14,234
Cash and restricted cash	1,156	1,038
Other assets	1,448	1,279
Total assets	$16,780	$16,551

Mortgage payable	$13,773	$13,834
Other liabilities	777	1,018
Members’ capital	2,230	1,699
Total liabilities and members’ capital	$16,780	$16,551

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus Real Estate Investment Trust III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Company’s Sponsor, acquired, through the Hilton Garden Inn Joint Venture, a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn - Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company and Lightstone REIT III each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Company paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. The Company’s membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture.  All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) a 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2021, it has made an aggregate of $1.5 million of additional capital contributions and received aggregate distributions of $1.5 million. All of these additional capital contributions and distributions were made prior to 2021.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Revenues	$1,419	$1,540

Property operating expenses	872	1,344
General and administrative costs	10	18
Depreciation and amortization	635	630
Operating loss	(98)	(452)
Interest expense	(397)	(457)
Net loss	$(495)	$(909)
Company’s share of net loss (50.00%)	$(248)	$(455)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	March 31, 2021	December 31, 2020

Investment property, net	$54,214	$54,826
Cash	2,081	885
Other assets	552	1,211
Total assets	$56,847	$56,922

Mortgage payable, net	$35,239	$34,988
Other liabilities	1,375	1,207
Members’ capital	20,233	20,727
Total liabilities and members’ capital	$56,847	$56,922

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities	$3,620	$81	$-	$3,701

Debt securities:
Corporate Bonds	3,098	60	-	3,158

Total	$6,718	$141	$-	$6,859

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities	$3,620	$102	$-	$3,722

Debt securities:
Corporate Bonds	3,098	82	-	3,180

Total	$6,718	$184	$-	$6,902

When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of March 31, 2021, the Company had no investments in marketable debt securities with unrealized losses.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2021 and December 31, 2020, the Company’s preferred equities and corporate bonds were classified as Level 2 assets and there were no transfers between the level classifications. There were no transfers between the level classifications during the three months ended March 31, 2021.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2021
Due in 1 year	$-
Due in 1 year through 5 years	3,158
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$3,158

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  The amount outstanding under this margin loan was $2.5 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively, and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.96% as of March 31, 2021).

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2021	Maturity Date	Amount Due at Maturity	As of March 31, 2021	As of December 31, 2020

Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.36%	September 2022	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,567	13,619

Total mortgages payable		3.57%		$136,067	136,612	136,664

Less: Deferred financing costs					(497)	(264)

Total mortgages payable, net					$136,115	$136,400

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Revolving Credit Facility, which was entered into on May 17, 2018, had an initial maturity date of May 17, 2021,which was subject to certain options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15% effective March 31, 2019.

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge its membership interest in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account (which was included in restricted cash on the Company’s consolidated balance sheet as of March 31, 2021); (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

On May 13, 2021, the Company pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

As of March 31, 2021, 12 of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of $79 through its stated maturity with a balloon payment of $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of $13.6 million as of March 31, 2021.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

Principal Maturities

The following table, based on the terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2021, after taking into consideration the extension of the maturity of the Revolving Credit Facility:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$148	$123,256	$13,208	$-	$-	$-	$136,612

Less: deferred financing costs							(497)

Total principal maturities, net							$136,115

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Pursuant to the Company’s loan agreements, escrows in the amount of $4.6 million and $3.1 million were held in restricted cash accounts as of March 31, 2021 and December 31, 2020, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6.	Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower”), received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration.  During the first quarter of 2021, the Borrower received an additional aggregate funding of $3.7 million of PPP Loans. The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP Loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven is applied to outstanding principal, and would be recorded as income. As of March 31, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $7.1 million and $3.3 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

7.	Equity

Distributions on Common Shares

On March 19, 2020, the Company’s Board of Directors determined to suspend regular quarterly distributions and, as a result, has not declared any distributions on the Company’s Common Shares since the suspension.

Future distributions declared on the Company’s Common Shares, if any, will be at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and the Company’s ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that it has previously established or may establish.

Share Repurchase Program

The Company’s share repurchase program may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 19, 2020, the Board of Directors amended the share repurchase program to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the share repurchase program effective immediately.

Effective May 10, 2021, the Board of Directors reopened the share repurchase program for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.02 as of December 31, 2020).

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Deaths that occurred subsequent to January 1, 2020 are eligible for consideration. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On an annual basis, the Company will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

8.	Related Party Transactions

The Company has various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Asset management fees (general and administrative costs)	$737	$722
Development fees (1)	-	32

Total	$737	$754

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission.

In connection with the Company’s Offering and Follow-On Offering, Lightstone SLP II LLC, an affiliate of the Company’s Sponsor, contributed (i) cash of approximately $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million, which are included in noncontrolling interests in the consolidated balance sheets. These Subordinated Profit Interests, the purchase price of which will be repaid only after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There have been no distributions declared on the Subordinated Profits Interests for quarterly periods after March 31, 2020. Since the Company’s inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

9.	Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable and due to related party approximated their fair values as of March 31, 2021 and December 31, 2020 because of the short maturity of these instruments. The carrying amount and estimated fair value of our mortgages payable are as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,612	$136,875	$136,664	$136,743

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2021, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of March 31, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted. As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been slight sequential improvement since then; room demand continues to be substantially below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on our operations, financial position and cash flow and we currently expect that it will continue to do so for the foreseeable future. We cannot currently estimate if and when room demand will fully recover to pre-pandemic levels for our hotels. Additionally, we have an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that have been subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because our tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in the Brownmill Joint Venture could be materially and adversely impacted.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including, but not limited to, those described below:

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

On May 13, 2021, we pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020, our hotels received $3.3 million from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the first quarter of 2021, our hotels received an additional $3.7 million from PPP Loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions, and, as result, has not declared any distributions on our Common Shares or Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder redemption program.

●	We had $7.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to us in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

We believe that these actions, along with our available on hand cash and cash equivalents, restricted cash and marketable securities, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2021	Annualized Revenues based on rents as of March 31, 2021	Annualized Revenues per square foot as of March 31, 2021

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	71.5%	$2.8 million	$17.60

			Year to Date	Percentage Occupied for the Three Months Ended	Revenue per Available Room (“RevPAR”) for the Three Months Ended	Average Daily Rate (“ADR”) for the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2021	March 31, 2021	March 31, 2021
Hospitality
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	16,470	71.9%	$84.75	$117.91

Consolidated Properties:

Hospitality			Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	Average Daily Rate for the Three Months Ended
	Location	Year Built	Available Rooms	March 31, 2021	March 31, 2021	March 31, 2021

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	40.1%	$32.47	$80.96

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	68.2%	$44.39	$65.09

Aloft - Tucson	Tucson, Arizona	1971	13,860	48.9%	$47.83	$97.84

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	59.6%	$48.45	$81.27

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	39.3%	$28.40	$72.25

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	43.1%	$37.73	$87.55

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	9,180	33.1%	$26.49	$79.97

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	8,730	35.3%	$27.29	$77.37

Hampton Inn - Miami	Miami, Florida	1996	11,340	67.9%	$58.92	$86.82

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	81.3%	$81.89	$100.73

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	22.6%	$19.78	$87.53

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,300	99.8%	$52.61	$52.70

Residence Inn - Needham	Needham, Massachusetts	2013	11,880	62.5%	$57.40	$91.88

Courtyard - Paso Robles	Paso Robles, California	2007	11,700	54.2%	$63.82	$117.85

	Hospitality Total		162,180	54.3%	$44.47	$81.87

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 except for as discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of March 31, 2021 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interest

Comparison of the three months ended March 31, 2021 vs. March 31, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 quarterly periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. Overall, our hospitality portfolio experienced decreases in (i) the percentage of rooms occupied from 61.3% to 54.3% for the three months ended March 31, 2020 and 2021, respectively, (ii) revenue per available room (“RevPAR”) from $75.92 to $44.47 for the three months ended March 31, 2020 and 2021, respectively, and (iii) the average daily rate per room (“ADR”) from $123.83 to $81.87 for the three months ended March 31, 2020 and 2021, respectively.

Revenues

Revenues decreased by $5.8 million to $7.4 million during the three months ended March 31, 2021, compared to $13.2 million for the same period in 2020. This decrease reflects the lower occupancy, RevPAR and ADR during the 2021 period compared to the same period in 2020, which was primarily attributable to the COVID-19 pandemic.

Property operating expenses

Property operating expenses decreased by $4.1 million to $5.9 million during the three months ended March 31, 2021 compared to $10.0 million for the same period in 2020. This decrease reflects the lower occupancy during the 2021 period resulting from the COVID-19 pandemic.

Real estate taxes

Real estate taxes for the three months ended March 31, 2021 and 2020 were relatively flat at $0.9 million.

General and administrative expenses

General and administrative expenses increased by slightly by $0.1 million to $1.3 million during the three months ended March 31, 2021 compared to $1.2 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expense increased by slightly by $0.1 million to $2.7 million during the three months ended March 31, 2021 compared to $2.6 million for the same period in 2020.

Interest expense

Interest expense was $1.3 million during the three months ended March 31, 2021 compared to $1.8 million for the same period in 2020. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended March 31, 2021 compared to $0.5 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

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

We currently believe that these cash resources along with our available cash on hand of $14.7 million, restricted cash of $4.6 million and marketable securities of $6.9 million, all as of March 31, 2021, will be sufficient to satisfy our cash requirements for the foreseeable future and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand, restricted cash and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of March 31, 2021, we have mortgage indebtedness totaling $136.6 million, $7.1 million of PPP Loans (classified as notes payable on our consolidated balance sheet) and a margin loan of $2.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2021, our total borrowings aggregated $146.2 million which represented 88% of our net assets.

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

We have various agreements, including an advisory agreement, with the Advisor to pay certain fees in exchange for services performed by the Advisor and/or its affiliated entities. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and its affiliates to perform such services as provided in these agreements.

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

 The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Asset management fees (general and administrative costs)	$737	$722
Development fees (1)	-	32

Total	$737	$754

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(2,245)	$(837)
Net cash used in investing activities	(187)	(294)
Net cash provided by/(used in) financing activities	3,291	(6,262)
	859	(7,393)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of the period	$19,282	$22,823

We believe that our cash available on hand, restricted cash and any proceeds from the sale of marketable securities, together with our expected earnings, and/or distributions from our investments will provide us with sufficient resources to fund our operating expenses, debt service, capital contributions, distributions, if any, required to maintain our status as a REIT. Generally, we expect to meet our cash needs with our cash on hand, restricted cash and cash flow from operations. However, to the extent that our cash on hand and cash flow from operations are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

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

Operating activities

The cash used in operating activities of $2.2 million for the three months ended March 31, 2021 consisted of our net loss of $4.7 million and depreciation and amortization, loss from investments in unconsolidated affiliated entities, amortization of deferred financing costs and other non-cash items aggregating $2.9 million offset by net changes in operating assets and liabilities of $0.4 million. The net use of cash in operating activities of $2.2 million during the three months ended March 31, 2021 was principally attributable to the effect of the COVID-19 pandemic on our operating performance as well as seasonality in our hospitality portfolio.

Investing activities

The cash used in investing activities of $0.2 million for the three months ended March 31, 2021 consists primarily of the following:

●	capital expenditures of $0.1 million; and

●	$0.1 million of contributions to unconsolidated affiliated real estate entities.

Financing activities

The cash provided by financing activities of $3.3 million for the three months ended March 31, 2021 consists primarily of the following:

●	proceeds from notes payable of $3.7 million;

●	debt principal payments of $0.1 million;

●	payments of loan fees and expenses of $0.3 million; and

●	net margin loan payments of $0.1 million.

Distributions on Common Shares

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions on our Common Shares and as a result, no distributions have been declared since the suspension.

Future distributions declared on our Common Shares, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2021, after taking into consideration the extension of the maturity of the Revolving Credit Facility.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$148	$123,256	$13,208	$-	$-	$-	$136,612
Interest payments (1)	6,929	4,679	670	-	-	-	12,278
Total Contractual Mortgage Obligations	$7,077	$127,935	$13,878	$-	$-	$-	$148,890

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2021 was used.

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

The Revolving Credit Facility, which was entered into on May 17, 2018, had an initial maturity date of May 17, 2021, which was subject to certain options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15% effective March 31, 2019.

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

On March 31, 2021, our Revolving Credit Facility was further amended to provide for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account (which is include in restricted cash on our consolidated balance sheet as of March 31, 2021); (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

On May 13, 2021, we pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

As of March 31, 2021, we had pledged 12 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.6 million as of March 31, 2021.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

PPP Loans

During April 2020, we, through various subsidiaries (each such entity, a “Borrower”) received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. During the first quarter of 2021, the Borrower received an additional aggregate funding of $3.7 million of PPP Loans. The PPP Loans each have a term of five years and provide for an interest rate of 1.00%.  The payment of principal and interest on the PPP loan is deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part. As of March 31, 2021, the PPP Loans had an outstanding balance of $7.1 million, which is classified as Notes Payable on the consolidated balance sheets.

In addition to the mortgages payable and PPP Loans described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. The amount outstanding under this margin loan was $2.5 million as of March 31, 2021 and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.99% as of March 31, 2021).

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

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(4,732)	$(3,925)
FFO adjustments:
Depreciation and amortization of real estate assets	2,692	2,645
Adjustments to equity in earnings from unconsolidated affiliated entities	434	426
FFO	(1,606)	(854)
MFFO adjustments:

Other adjustments:
Acquisition and other transaction related costs expensed (1)	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	(10)	(1)
Amortization of above or below market leases and liabilities (2)	-	-
Accretion of discounts and amortization of premiums on debt investments	-	-
Mark-to-market adjustments (3)	22
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings (4)	-	245
MFFO	(1,594)	(610)
Straight-line rent (5)	-	-
MFFO - IPA recommended format	$(1,594)	$(610)

Net loss	$(4,732)	$(3,925)
Less: loss attributable to noncontrolling interests	88	74
Net loss applicable to Company’s common shares	$(4,644)	$(3,851)
Net loss per common share, basic and diluted	$(0.27)	$(0.22)

FFO	$(1,606)	$(854)
Less: FFO attributable to noncontrolling interests	37	18
FFO attributable to Company’s common shares	$(1,569)	$(836)
FFO per common share, basic and diluted	$(0.09)	$(0.05)

MFFO - IPA recommended format	$(1,594)	$(610)
Less: MFFO attributable to noncontrolling interests	37	18
MFFO attributable to Company’s common shares	$(1,557)	$(592)

Weighted average number of common shares outstanding, basic and diluted	17,430	17,445

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2021

FFO attributable to Company’s common shares	$62,184
Distributions declared and paid	$85,040

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2021, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

As of the date hereof, we are not a party to any material pending legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on our results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, we have not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 14, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: May 14, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)