Form 10-Q
period 2021-06-30
LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II INC
filed 2021-08-12
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 10, 2021, there were approximately 17.4 million outstanding shares of common stock of Lightstone Value Plus Real Estate Investment Trust II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment property:
Land and improvements	$36,699	$36,689
Building and improvements	203,576	203,561
Furniture and fixtures	36,133	36,010
Construction in progress	141	77
Gross investment property	276,549	276,337
Less accumulated depreciation	(56,508)	(51,269)
Net investment property	220,041	225,068

Investments in unconsolidated affiliated entities	16,007	15,359
Cash and cash equivalents	15,321	15,348
Marketable securities, available for sale	6,945	6,902
Restricted cash	3,561	3,075
Accounts receivable and other assets	4,483	2,836
Total Assets	$266,358	$268,588

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$9,339	$7,859
Margin loan	2,446	2,599
Mortgages payable, net	136,096	136,400
Notes payable	5,625	3,343
Due to related party	544	618
Total liabilities	154,050	150,819

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.4 million shares issued and outstanding	174	174
Additional paid-in-capital	147,100	147,100
Accumulated other comprehensive income	41	82
Accumulated deficit	(46,471)	(41,186)
Total Company stockholders’ equity	100,844	106,170

Noncontrolling interests	11,464	11,599

Total Stockholders’ Equity	112,308	117,769

Total Liabilities and Stockholders’ Equity	$266,358	$268,588

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$11,718	$3,596	$19,165	$16,841

Expenses:
Property operating expenses	7,792	4,148	13,698	14,136
Real estate taxes	801	889	1,728	1,771
General and administrative costs	1,150	1,182	2,415	2,388
Depreciation and amortization	2,560	2,716	5,252	5,361
Total operating expenses	12,303	8,935	23,093	23,656

Operating loss	(585)	(5,339)	(3,928)	(6,815)

Interest and dividend income	67	126	137	269
Interest expense	(1,558)	(1,576)	(2,904)	(3,393)
Gain on forgiveness of debt	1,481	-	1,481	-
Loss on sale of marketable securities, available for sale	-	-	-	(245)
Earnings from investments in unconsolidated affiliated entities	(99)	(482)	(182)	(998)
Other income, net	48	15	18	1
Net loss	(646)	(7,256)	(5,378)	(11,181)

Less: net loss attributable to noncontrolling interests	5	127	93	201
Net loss applicable to Company’s common shares	$(641)	$(7,129)	$(5,285)	$(10,980)

Net loss per Company’s common share, basic and diluted	$(0.04)	$(0.41)	$(0.30)	$(0.63)

Weighted average number of common shares outstanding, basic and diluted	17,430	17,430	17,430	17,437

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(646)	$(7,256)	$(5,378)	$(11,181)

Other comprehensive loss:
Holding (loss)/gain on marketable securities, available for sale	(19)	612	(41)	(553)
Reclassification adjustment for loss included in net loss	-	-	-	245
Other comprehensive (loss)/income:	(19)	612	(41)	(308)

Comprehensive loss	(665)	(6,644)	(5,419)	(11,489)

Less: Comprehensive loss attributable to noncontrolling interests	5	127	93	201

Comprehensive loss attributable to the Company’s common shares	$(660)	$(6,517)	$(5,326)	$(11,288)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, March 31, 2020	17,430	$174	$147,100	$(748)	$(23,714)	$11,858	$134,670

Net loss	-	-	-	-	(7,129)	(127)	(7,256)
Other comprehensive income	-	-	-	612	-	-	612
Contributions of noncontrolling interests	-	-	-	-	-	56	56
BALANCE, June 30, 2020	17,430	$174	$147,100	$(136)	$(30,843)	$11,787	$128,082

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(10,980)	(201)	(11,181)
Other comprehensive loss	-	-	-	(308)	-	-	(308)
Contributions of noncontrolling interests	-	-	-	-	-	101	101
Distributions to noncontrolling interests	-	-	-	-	-	(327)	(327)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)
BALANCE, June 30, 2020	17,430	$174	$147,100	$(136)	$(30,843)	$11,787	$128,082

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, March 31, 2021	17,430	$174	$147,100	$60	$(45,830)	$11,517	$113,021

Net loss	-	-	-	-	(641)	(5)	(646)
Other comprehensive loss	-	-	-	(19)	-	-	(19)
Contributions of noncontrolling interests	-	-	-	-	-	6	6
Distributions to noncontrolling interests	-	-	-	-	-	(54)	(54)
BALANCE, June 30, 2021	17,430	$174	$147,100	$41	$(46,471)	$11,464	$112,308

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(5,285)	(93)	(5,378)
Other comprehensive loss	-	-	-	(41)	-	-	(41)
Contributions of noncontrolling interests	-	-	-	-	-	12	12
Distributions to noncontrolling interests	-	-	-	-	-	(54)	(54)
BALANCE, June 30, 2021	17,430	$174	$147,100	$41	$(46,471)	$11,464	$112,308

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,378)	$(11,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,252	5,361
Amortization of deferred financing costs	200	205
Loss on sale of marketable securities, available for sale	-	245
Gain on forgiveness of debt	(1,481)	-
Earnings from investments in unconsolidated affiliated entities	182	998
Other non-cash adjustments	(17)	172
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(1,681)	345
Increase in accounts payable and other accrued expenses	1,496	270
Decrease/(increase) in due to related party	(74)	43
Net cash used in operating activities	(1,501)	(3,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(257)	(2,905)
Proceeds from the sale of marketable debt securities	-	1,820
Investments in unconsolidated affiliated entities	(1,417)	(821)
Distributions from unconsolidated affiliated entities	587	169
Net cash used in investing activities	(1,087)	(1,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(100)	(92)
Payments on margin loan	(153)	(2,034)
Proceeds from notes payable	3,746	3,343
Payment of loan fees and expenses	(404)	-
Redemption and cancellation of common shares	-	(825)
Distributions to noncontrolling interests	(54)	(327)
Contributions of noncontrolling interests	12	101
Distributions to common stockholders	-	(3,065)
Net cash provided by/(used in) financing activities	3,047	(2,899)

Net change in cash, cash equivalents and restricted cash	459	(8,178)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of period	$18,882	$22,038

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$2,572	$1,901
Gain on forgiveness of debt	$1,481	$-
Holding loss/gain on marketable securities, available for sale	$41	$308
Investment property acquired but not paid	$-	$39

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$15,321	$18,117
Restricted cash	3,561	3,921
Total cash, cash equivalents and restricted cash	$18,882	$22,038

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the ‘‘Operating Partnership’’). As of June 30, 2021, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of June 30, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2021, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2021	2020	2021	2020
Room	$11,255	$3,372	$18,467	$15,823
Food, beverage and other	463	224	698	1,018
Total revenues	$11,718	$3,596	$19,165	$16,841

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As a result of the COVID-19 pandemic, room demand for the Company’s consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; room demand continues to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on the Company’s operations, financial position and cash flow and the Company currently expects that it will continue to do so for the foreseeable future. The Company cannot currently estimate if and when room demand will return to pre-pandemic levels for its hotels. Additionally, the Company has an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that have been subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in the Brownmill Joint Venture could be materially and adversely impacted.

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

On May 13, 2021, the Company pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

See Note 5 for additional information.

●	In April 2020 and first quarter of 2021, the Company’s hotels received $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the second quarter of 2021, the Company’s received notice from the U.S. Small Business Administration (the “SBA”) that $1.5 million of its PPP Loans and related accrued interest had been legally forgiven. See Note 6 for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, has not declared any distributions on the Company’s Common Shares or the Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 for additional information.

●	The Company had $7.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to it in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 for additional information.

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

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2021	December 31, 2020
Brownmill	Various	48.58%	$4,924	$4,710
Hilton Garden Inn Joint Venture	March 27, 2018	50.00%	11,083	10,649
Total investments in unconsolidated affiliated real estate entities			$16,007	$15,359

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

As of June 30, 2021, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the six months ended June 30, 2021, the Company made contributions to the Brownmill Joint Venture aggregating $68 and received distributions from the Brownmill Joint Venture aggregating $87. During the six months ended June 30, 2020, the Company received distributions from the Brownmill Joint Venture aggregating $125.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed income statements for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$975	$895	$2,025	$1,820

Property operating expenses	416	454	721	1,106
Depreciation and amortization	191	167	367	332
Operating income	368	274	937	382

Interest expense and other, net	(163)	(150)	(329)	(319)
Net income	$205	$124	$608	$63
Company’s share of net income	$99	$60	$295	$30
Additional depreciation and amortization expense (1)	(31)	(31)	(62)	(62)
Company’s earnings from investment	$68	$29	$233	$(32)

1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in Brownmill and the amount of the underlying equity in net assets of Brownmill.

The following table represents the condensed balance sheets for Brownmill:

	As of	As of
	June 30, 2021	December 31, 2020

Real estate, at cost (net)	$14,196	$14,234
Cash and restricted cash	1,052	1,038
Other assets	1,542	1,279
Total assets	$16,790	$16,551

Mortgage payable	$13,714	$13,834
Other liabilities	809	1,018
Members’ capital	2,267	1,699
Total liabilities and members’ capital	$16,790	$16,551

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2021, it has made an aggregate of $2.8 million of additional capital contributions, of which $1.3 million was made during the second quarter of 2021 and received aggregate distributions of $2.0 million, of which $0.5 million was received during the second quarter of 2021.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Revenues	$1,764	$680	$3,183	$2,220

Property operating expenses	1,037	616	1,909	1,961
General and administrative costs	8	11	18	29
Depreciation and amortization	621	615	1,256	1,245
Operating income/(loss)	98	(562)	-	(1,015)
Interest expense	(434)	(460)	(831)	(917)
Net loss	$(336)	$(1,022)	$(831)	$(1,932)
Company’s share of net loss (50.00%)	$(168)	$(511)	$(416)	$(966)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	June 30, 2021	December 31, 2020

Investment property, net	$53,629	$54,826
Cash	1,661	885
Other assets	1,185	1,211
Total assets	$56,475	$56,922

Mortgage payable, net	$33,462	$34,988
Other liabilities	1,418	1,207
Members’ capital	21,595	20,727
Total liabilities and members’ capital	$56,475	$56,922

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities	$3,620	$186	$-	$3,806

Debt securities:
Corporate Bonds	3,098	41	-	3,139
Total	$6,718	$227	$-	$6,945

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities	$3,620	$102	$-	$3,722

Debt securities:
Corporate Bonds	3,098	82	-	3,180
Total	$6,718	$184	$-	$6,902

When evaluating its investments in marketable debt securities for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the marketable debt security before recovery of its amortized cost basis. During the six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges on its investments in marketable debt securities. As of June 30, 2021, the Company had no investments in marketable debt securities with unrealized losses.

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of June 30, 2021 and December 31, 2020, the Company’s preferred equities and corporate bonds were classified as Level 2 assets and there were no transfers between the level classifications. There were no transfers between the level classifications during the six months ended June 30, 2021.

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2021
Due in 1 year	$-
Due in 1 year through 5 years	3,139
Due in 5 year through 10 years	-
Due after 10 years	-
Total	$3,139

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  The amount outstanding under this margin loan was $2.4 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively, and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.95% as of June 30, 2021).

5.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of June 30, 2021	Maturity Date	Amount Due at Maturity	As of June 30, 2021	As of December 31, 2020

Revolving Credit Facility	LIBOR + 3.15% (floor of 4.00%)	3.68%	September 2022	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,519	13,619
Total mortgages payable		3.57%		$136,067	136,564	136,664

Less: Deferred financing costs					(468)	(264)
Total mortgages payable, net					$136,096	$136,400

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

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The Revolving Credit Facility, which was entered into on May 17, 2018, had an initial maturity date of May 17, 2021,which was subject to certain options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15%, subject to a 4.00% floor, effective March 31, 2019.

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

As of June 30, 2021, 13 of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of $79 through its stated maturity with a balloon payment of $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of $13.5 million as of June 30, 2021.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

Principal Maturities

The following table, based on the terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2021, after taking into consideration the extension of the maturity of the Revolving Credit Facility:

	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$100	$123,256	$13,208	$-	$-	$-	$136,564

Less: deferred financing costs							(468)
Total principal maturities, net							$136,096

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Pursuant to the Company’s loan agreements, escrows in the amount of $3.6 million and $3.1 million were held in restricted cash accounts as of June 30, 2021 and December 31, 2020, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6.	Notes Payable

During April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.  During the first quarter of 2021, the Borrowers received an additional aggregate funding of $3.7 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act.  Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that any Borrower will ultimately obtain forgiveness under any relevant PPP Loan, in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. During the second quarter of 2021 notice was received from the SBA that $1.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during the second quarter of 2021.

As of June 30, 2021 and December 31, 2020, the PPP Loans had an outstanding balance of $5.6 million and $3.3 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

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

Share Repurchase Program

The Company’s SRP may provide its stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately. On March 25, 2020, the Board of Directors determined to suspend the SRP effective immediately.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to 100% of the NAV per Share ($8.02 as of December 31, 2020).

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Development fees (1)	$-	$-	$-	$32
Asset management fees (general and administrative costs)	738	734	1,475	1,456
Total	$738	$734	$1,475	$1,488

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable and due to related party approximated their fair values as of June 30, 2021 and December 31, 2020 because of the short maturity of these instruments. The carrying amount and estimated fair value of our mortgages payable are as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,564	$136,712	$136,664	$136,743

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

10.	Commitments and Contingencies

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of June 30, 2021, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of June 30, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

As a result of the COVID-19 pandemic, room demand for our consolidated and unconsolidated hotels began to significantly decline in March 2020 and while there has been sequential improvement since then; room demand continues to be below historical levels. Since March 2020, the COVID-19 pandemic has had a significant negative impact on our operations, financial position and cash flow and we currently expect that it will continue to do so for the foreseeable future. We cannot currently estimate if and when room demand will return to pre-pandemic levels for our hotels. Additionally, we have an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that have been subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because our tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in the Brownmill Joint Venture could be materially and adversely impacted.

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

On May 13, 2021, we pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and the first quarter of 2021, our hotels received $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). Subsequently, during the second quarter of 2021, we received notice from the U.S. Small Business Administration (the “SBA”) that $1.5 million of our PPP Loans and related accrued interest had been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions, and, as result, has not declared any distributions on our Common Shares or Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	We had $7.2 million of funds previously held in escrow with a qualified intermediary to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, released to us in May 2020.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2021	Annualized Revenues based on rents as of June 30, 2021	Annualized Revenues per square foot as of June 30, 2021

Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,928	78.2%	$2.9 million	$18.47

			Year to Date	Percentage Occupied for the Six Months Ended	Revenue per Available Room (“RevPAR”) for the Six Months	Average Daily Rate (“ADR”) for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2021	Ended June 30, 2021	June 30, 2021

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	33,123	75.2%	$94.49	$125.69

Consolidated Properties:
			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months	Average Daily Rate for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2021	Ended June 30, 2021	June 30, 2021

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	45.4%	$41.81	$92.15

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	77.0%	$53.94	$70.04

Aloft - Tucson	Tucson, Arizona	1971	27,874	47.8%	$52.83	$110.49

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	61.0%	$54.70	$89.67

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	48.4%	$38.38	$79.28

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	52.7%	$52.57	$99.76

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	18,462	46.3%	$43.26	$93.48

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	17,557	46.8%	$43.02	$91.97

Hampton Inn - Miami	Miami, Florida	1996	22,806	79.4%	$74.22	$93.44

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	88.1%	$98.84	$112.25

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	32.4%	$30.85	$95.09

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	30,902	82.5%	$48.50	$58.81

Residence Inn - Needham	Needham, Massachusetts	2013	23,892	72.6%	$76.38	$105.24

Courtyard - Paso Robles	Paso Robles, California	2007	23,530	72.7%	$98.71	$135.71
		Hospitality Total	326,294	60.4%	$56.60	$93.69

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2021 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 except for as discussed in Note 2 to the financial statements.

Results of Operations

We currently have one operating segment. As of June 30, 2021 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,802 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus Real Estate Investment Trust, Inc. (“Lightstone I”), a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interest

Comparison of the three months ended June 30, 2021 vs. June 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 quarterly periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand but it continues to be below historical levels. Overall, our hospitality portfolio experienced increases in (i) the percentage of rooms occupied from 24.4% to 66.4% for the second quarters of 2020 and 2021, respectively, (ii) revenue per available room (“RevPAR”) from $20.57 to $68.58 for the second quarters of 2020 and 2021, respectively, and (iii) the average daily rate per room (“ADR”) from $84.19 to $103.25 for the second quarters of 2020 and 2021, respectively.

Revenues

Revenues increased by $8.1 million to $11.7 million during the three months ended June 30, 2021, compared to $3.6 million for the same period in 2020. This increase reflects higher occupancy during the 2021 quarterly period.

Property operating expenses

Property operating expenses increased by $3.7 million to $7.8 million during the three months ended June 30, 2021 compared to $4.1million for the same period in 2020. This increase reflects higher occupancy during the 2021 quarterly period.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.8 million during the three months ended June 30, 2021 compared to $0.9 million for the same period in 2020.

General and administrative expenses

General and administrative expenses were unchanged at $1.2 million during both the three months ended June 30, 2021 and 2020.

Depreciation and amortization

Depreciation and amortization expense decreased by slightly by $0.1 million to $2.6 million during the three months ended June 30, 2021 compared to $2.7 million for the same period in 2020.

Interest expense

Interest expense was unchanged at $1.6 million during both the three months ended June 30, 2021 and 2020. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the second quarter of 2021 notice was received from the SBA that $1.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended June 30, 2021.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.1 million during the three months ended June 30, 2021 compared to $0.5 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Comparison of the six months ended June 30, 2021 vs. June 30, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

Although our operating performance during the 2021 and 2020 periods were both negatively impacted by the COVID-19 pandemic, our hospitality portfolio first began to experience a significant drop in room demand beginning in March 2020. However, since that time many of the previously imposed restrictions and other measures which were instituted because of the COVID-19 pandemic have been subsequently reduced or lifted. As a result, we have experienced some sequential improvement in room demand but it continues to be below historical levels. Overall, our hospitality portfolio experienced increases in the percentage of rooms occupied from 42.2% to 60.4% for the six months ended June 30, 2020 and 2021, respectively, and revenue per available room (“RevPAR”) from $48.25 to $56.60 for the six months ended June 30, 2020 and 2021, respectively, and a decrease in the average daily rate per room (“ADR”) from $114.41 to $93.69 for the six months ended June 30, 2020 and 2021, respectively.

Revenues

Revenues increased by $2.4 million to $19.2 million during the six months ended June 30, 2021, compared to $16.8 million for the same period in 2020.  This increase reflects the higher occupancy and RevPAR during the 2021 period partially offset by the lower ADR during the 2021 period.

Property operating expenses

Property operating expenses decreased by $0.4 million to $13.7 million during the six months ended June 30, 2021 compared to $14.1 million for the same period in 2020.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $1.7 million during the six months ended June 30, 2021 compared to $1.8 million for the same period in 2020.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 and 2020 were relatively flat at $2.4 million.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $5.3 million during the six months ended June 30, 2021 compared to $5.4 million for the same period in 2020.

Interest expense

Interest expense was $2.9 million during the six months ended June 30, 2021 compared to $3.4 million for the same period in 2020. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the second quarter of 2021 notice was received from the SBA that $1.5 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the six months ended June 30, 2021

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.2 million during the six months ended June 30, 2021 compared to $1.0 million for the same period in 2020. Our loss from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture  and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

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

We currently believe that these cash resources along with our available cash on hand of $15.3 million, restricted cash of $3.6 million and marketable securities of $6.9 million, all as of June 30, 2021, will be sufficient to satisfy our cash requirements for the foreseeable future and we do not currently anticipate a need to raise funds from other than these sources within the next 12 months. However, to the extent that cash flow from operations and available cash on hand, restricted cash and marketable securities are not sufficient to cover our cash needs, we may use proceeds from additional borrowings and/or selective asset sales to fund such needs.

As of June 30, 2021, we have mortgage indebtedness totaling $136.6 million, $5.6 million of PPP Loans (classified as notes payable on our consolidated balance sheet) and a margin loan of $2.4 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2021, our total borrowings aggregated $144.6 million which represented 86% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Development fees (1)	$-	$-	$-	$32
Asset management fees (general and administrative costs)	738	734	1,475	1,456
Total	$738	$734	$1,475	$1,488

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(1,501)	$(3,542)
Net cash used in investing activities	(1,087)	(1,737)
Net cash provided by/(used in) financing activities	3,047	(2,899)
	459	(8,178)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of the period	$18,882	$22,038

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

Operating activities

The cash used in operating activities of $1.5 million for the six months ended June 30, 2021 consisted of our net loss of $5.4 million and depreciation and amortization, loss from investments in unconsolidated affiliated entities, amortization of deferred financing costs and other non-cash items aggregating $4.1 million offset by net changes in operating assets and liabilities of $0.3 million. The net use of cash in operating activities of $1.5 million during the six months ended June 30, 2021 was principally attributable to the effect of the COVID-19 pandemic on our operating performance.

Investing activities

The cash used in investing activities of $1.1 million for the six months ended June 30, 2021 consists primarily of the following:

●	capital expenditures of $0.3 million;

●	$1.4 million of contributions to unconsolidated affiliated real estate entities; and

●	$0.6 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash provided by financing activities of $3.0 million for the six months ended June 30, 2021 consists primarily of the following:

●	proceeds from notes payable of $3.7 million;

●	debt principal payments of $0.1 million;

●	payments of loan fees and expenses of $0.4 million; and

●	net margin loan payments of $0.2 million.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of June 30, 2021, after taking into consideration the extension of the maturity of the Revolving Credit Facility.

Contractual Mortgage Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$100	$123,256	$13,208	$-	$-	$-	$136,564
Interest payments(1)	5,481	4,679	670	-	-	-	10,830
Total Contractual Mortgage Obligations	$5,581	$127,935	$13,878	$-	$-	$-	$147,394

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of June 30, 2021 was used.

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

The Revolving Credit Facility, which was entered into on May 17, 2018, had an initial maturity date of May 17, 2021, which was subject to certain options to extend at the sole discretion of the lender. The initial interest rate on the Revolving Credit Facility was LIBOR + 3.50% until it was reduced to LIBOR + 3.15%, subject to a 4.00% floor,  effective March 31, 2019.

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

Subsequently, on March 31, 2021, our Revolving Credit Facility was further amended to provide for (i) us to pledge our membership interest in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account (which is include in restricted cash on our consolidated balance sheet as of March 31, 2021); (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon completion of the pledge of the additional collateral; (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

On May 13, 2021, we pledged the additional collateral and extended the maturity date of the Revolving Credit Facility to September 15, 2022.

As of June 30, 2021, we had pledged 13 of our hotel properties as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2021.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of approximately $79 through its stated maturity with a balloon payment of approximately $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of approximately $13.6 million as of June 30, 2021.

On October 28, 2020, the servicer of the Courtyard – Paso Robles Mortgage Loan agreed to waive the minimum debt yield financial covenant for all periods through June 30, 2021.

PPP Loans

During April 2020 and the first quarter of 2021, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”) received aggregate funding of $3.3 million and $3.7 million, respectively, through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note.   Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans.  Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that all of the Borrowers will ultimately obtain forgiveness under any relevant PPP Loan in whole or in part. In the event all or any portion of the PPP Loans is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. During the second quarter of 2021 notice was received from the SBA that $1.5 million of PPP Loans and related accrued interest, had been legally forgiven and therefore, we recognized a gain forgiveness of debt in that amount on our consolidated statements of operations for the three and six months ended June 30, 2021.

As of June 30, 2021, the PPP Loans had an outstanding balance of $5.6 million, which is classified as Notes Payable on the consolidated balance sheets.

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

The amount outstanding under this margin loan was $2.4 million as of June 30, 2021 and is due on demand. The margin loan bears interest at LIBOR + 0.85% (0.95% as of June 30, 2021).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(646)	$(7,256)	$(5,378)	$(11,181)
FFO adjustments:
Depreciation and amortization of real estate assets	2,560	2,716	5,252	5,361
Gain on disposition of real estate	-	-	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	434	420	868	846
FFO	2,348	(4,120)	742	(4,974)
MFFO adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	(15)	(4)	(25)	(5)
Gain on forgiveness of debt(2)	(1,481)	-	(1,481)	-
Accretion of discounts and amortization of premiums on debt investments	-	-	-	-
Mark-to-market adjustments(3)	(105)	-	(83)	-
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(2)	-	-		245
MFFO	747	(4,124)	(847)	(4,734)
Straight-line rent(4)	-	-	-	-
MFFO - IPA recommended format	$747	$(4,124)	$(847)	$(4,734)

Net loss	$(646)	$(7,256)	$(5,378)	$(11,181)
Less: loss attributable to noncontrolling interests	5	127	93	201
Net loss applicable to Company’s common shares	$(641)	$(7,129)	$(5,285)	$(10,980)
Net loss per common share, basic and diluted	$(0.04)	$(0.41)	$(0.30)	$(0.63)

FFO	$2,348	$(4,120)	$742	$(4,974)
Less: FFO attributable to noncontrolling interests	(53)	69	(16)	87
FFO attributable to Company’s common shares	$2,295	$(4,051)	$726	$(4,887)
FFO per common share, basic and diluted	$0.13	$(0.23)	$0.04	$(0.28)

MFFO - IPA recommended format	$747	$(4,124)	$(847)	$(4,734)
Less: MFFO attributable to noncontrolling interests	(7)	69	30	87
MFFO attributable to Company’s common shares	$740	$(4,055)	$(817)	$(4,647)

Weighted average number of common shares outstanding, basic and diluted	17,430	17,430	17,430	17,437

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2021

FFO attributable to Company’s common shares	$64,479
Distributions declared and paid	$85,040

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus Real Estate Investment Trust II, Inc. on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 12, 2021, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REAL ESTATE INVESTMENT TRUST II, INC.

Date: August 12, 2021	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

