Form 10-K
period 2021-12-31
Lightstone Value Plus REIT II, Inc.
filed 2022-03-28
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2021

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

There is no established market for the Registrant’s common stock. As of June 30, 2021, the last business day of the most recently completed second quarter, there were 17.4 million shares of the Registrant’s common stock held by non-affiliates of the registrant. On March 24, 2022, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.45 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2021. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2022, there were 17.2 million shares of the Registrant’s common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT II, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT II, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions and uncertainties regarding the impact of the current COVID-19 pandemic, (ii) the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, (vii) the availability of suitable acquisition opportunities and (viii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

ii

PART I.

ITEM 1. BUSINESS:

General Description of Business

Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021, is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2021, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of December 31, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,804 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the year ended December 31, 2021 and 2020. Since our inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in certain of our hotels.

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

Acquisition and Investment Policies

We have and/or intend to continue to acquire commercial (including full-service or select service hotels and retail properties) and residential real estate assets, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Unlike other REITs, which typically specialize in one sector of the real estate market, we invest and may continue to invest in both residential and commercial properties as well as other real estate-related investments to create a diverse portfolio of property types and take advantage of our Sponsor’s expertise in acquiring larger properties and portfolios of both residential and commercial properties. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

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

On March 19, 2020, our Board of Directors determined to suspend regular quarterly distributions. As a result, there were no distributions declared during the years ended December 31, 2021 and 2020.

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

Distributions on Subordinated Profits Interests

There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on our Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, our Board of Directors declared, and we paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on our Common Shares for all quarterly periods through December 31, 2019.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that we makes to our stockholders, but only after our stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2021 and 2020. Since the our inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021 we repurchased 98,866 shares of Common Shares, pursuant to the SRP, for $8.02 per share. For the period from January 1 through March 18, 2020, we repurchased 82,413 common Shares, pursuant to the SRP, for $10.00 per share.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

 Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future.

We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels. Additionally, we have an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that were subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in the Brownmill Joint Venture could be materially and adversely impacted.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, we have taken various actions to preserve our liquidity, including the following:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million (from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) us pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). During 2021, we received notices from the U.S. Small Business Administration (the “SBA”) that all of the PPP Loans from April 2020 along with their accrued interest had been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, no distributions have been declared on our Common Shares or the Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2021	Annualized Revenues based on rents as of December 31, 2021	Annualized Revenues per square foot as of December 31, 2021(1)
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	77.0%	$3.2 million	$20.32

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2021	Revenue per Available Room (“RevPAR”) for the Year Ended December 31, 2021	Average Daily Rate (“ADR”) for the Year Ended December 31, 2021
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	66,795	75.0%	$110.00	$146.67

Consolidated Properties: Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2021	RevPAR for the Year Ended December 31, 2021	Average Daily Rate for the Year Ended December 31, 2021
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	57.9%	$63.35	$109.51

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	33,580	80.5%	$59.95	$74.44

Aloft - Tucson	Tucson, Arizona	1971	56,210	51.4%	$63.29	$123.09

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	64.2%	$64.37	$100.22

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	56.3%	$48.86	$86.86

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	57.3%	$66.07	$115.35

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	53.5%	$52.67	$98.52

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	52.6%	$51.73	$98.35

Hampton Inn - Miami	Miami, Florida	1996	45,990	81.9%	$78.86	$96.32

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	83.7%	$98.71	$117.88

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	46.0%	$49.06	$106.77

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,550	68.6%	$65.69	$95.77

Residence Inn - Needham	Needham, Massachusetts	2013	48,180	80.9%	$98.31	$121.54

Courtyard - Paso Robles	Paso Robles, California	2007	47,450	78.8%	120.83	$153.40

		Hospitality Total	658,230	64.6%	$69.59	$107.69

Note:

(1)	Annualized revenue is defined as the minimum monthly payments due as of December 31, 2021 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2022, we had 17.2 million shares of our common stock (“Common Shares”) outstanding, held by a total of 5,212 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing would be in the best interest of our stockholders. We do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading. In the event we do not begin the process of achieving a liquidity event prior to September 27, 2024, which is the tenth anniversary of the termination of our Follow-On Offering, our charter requires either (a) an amendment to our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) the holding of a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Share of Common Stock (“NAV per Share”)

On March 24, 2022, our Board of Directors determined and approved our estimated NAV of $163.9 million and resulting estimated NAV per Share of $9.45, both as of December 31, 2021 and both after Lightstone SLP II LLC’s purchase of Subordinated Profits Interests in our Operating Partnership. In the calculation of our estimated NAV, no allocation of value was made to Lightstone SLP II LLC’s Subordinated Profits Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2021. In connection with our Offerings, which concluded on September 27, 2014, Lightstone SLP II LLC contributed (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2021 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (“Stanger”), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our Board of Directors established the estimated NAV per Share as of December 31, 2021 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our estimated NAV and resulting NAV per Share as of December 31, 2021 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our estimated NAV and resulting NAV per Share as of December 31, 2021, Stanger prepared appraisal reports (the “Stanger Appraisal Reports”), summarizing key inputs and assumptions, on 16 properties (14 hospitality properties and two retail properties and collectively, the ’’Stanger Appraised Properties’’) of the 17 properties in which we held ownership interests as of December 31, 2021.

Stanger also prepared a NAV report (the “December 2021 NAV Report”) which estimated the NAV per Share as of December 31, 2021. The December 2021 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for the Hilton Garden Inn – Long Island City, (ii) Stanger’s estimated value of our mortgage and notes payable, (iii) Stanger’s estimate of the allocation of any value to the Subordinated Profits Interests, and (iv) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted cash, other assets, other liabilities and other noncontrolling interests, to calculate estimated NAV per Share, all as of December 31, 2021.

The table below sets forth the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021 as well as the comparable calculation as of December 31, 2020.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2021		As of December 31, 2020
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$283,718	$16.37	$259,497	$14.89
Non-Real Estate Assets:
Cash and cash equivalents	15,126		15,348
Marketable securities, available for sale	6,777		6,902
Restricted cash	1,833		3,075
Other assets	2,981		2,478
Total non-real estate assets	26,717	1.54	27,803	1.59
Total Assets	310,435	17.91	287,300	16.48

Liabilities:
Mortgages payable	(136,464)		(135,245)
Margin loan	(2,292)		(2,599)
Other liabilities	(6,508)		(8,477)
Total liabilities	(145,264)	(8.38)	(146,321)	(8.39)
Other Non-Controlling Interests	(1,316)	(0.08)	(1,168)	(0.07)
Net Asset Value before Allocations to Subordinated Profits Interests	163,856	$9.45	139,811	$8.02
Allocations to Subordinated Profits Interests	-	-	-	-
Net Asset Value	$163,856	$9.45	$139,811	$8.02

Shares of Common Stock Outstanding	17,331		17,429

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our estimated NAV and resulting estimated NAV per Share as of December 31, 2021. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2021 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2021 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-trade REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock as of December 31, 2021. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

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

Real Estate Properties: As of December 31, 2021, we have ownership interests in (i) 14 consolidated properties and (ii) three unconsolidated real estate properties held in joint ventures (collectively, the “Real Estate Properties”). With respect to our consolidated properties as of December 31, 2021, we majority owned and consolidated the operating results and financial condition of 14 hospitality properties, or select services hotels, containing a total of 1,804 rooms (collectively, the “Consolidated Real Estate Properties”). With respect to our unconsolidated properties as of December 31, 2021, we held a (i) 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New jersey and Milburn Mall located in Vauxhaull, New Jersey and collectively are referred to as the Brownmill Properties and (ii) 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, 183-room, limited-service hotel located in Long Island City. We do not consolidate our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 16 of the 17 Real Estate Assets in which we held ownership interests as of December 31, 2021. We also engaged another third-party valuation firm to provide an appraisal report for the Hilton Garden Inn – Long Island City. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

●	Performed a site visit of each property in connection with this assignment or previous assignments;

●	Interviewed our officers or our Advisor’s personnel to obtain information relating to the physical condition of each appraised property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

●	Reviewed lease agreements for those properties subject to a long-term lease and discussed with us or our Advisor certain lease provisions and factors on each property; and

●	Reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer’s criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger and the other independent third-party valuation firm employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (“DCF Analysis”) and direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

The DC Analysis is based upon the net operating income of the property capitalized at an appropriate capitalization rate for the property based upon property characteristics and competitive position and market conditions at the date of the appraisal.

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

Stanger prepared the Stanger Appraisal Reports and the other independent third-party valuation firm prepared an appraisal report for the Hilton Garden Inn – Long Island City, summarizing key inputs and assumptions, for each of the appraised properties using financial information provided by us and our Advisor. From such review, Stanger and the other independent third-party valuation firm selected the appropriate cash flow discount rate, residual discount rate, and terminal capitalization rate in the DCF Analysis, if applicable, the appropriate capitalization rate in the DC Analysis and the appropriate price per unit in the sales comparison analysis. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with each property.

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

For four of our hospitality properties included in the Stanger Appraised Properties, all of which are consolidated, Stanger deemed it appropriate to estimate their values using a DC Analysis. For these four hospitality properties, the weighted-average exit capitalization rate was 6.82%.

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the value of the remaining Stanger Appraised Properties (10 hospitality properties, all of which are consolidated, and two retail properties, both of which are unconsolidated) and the Hilton Garden Inn - Long Island City, which is unconsolidated, as of December 31, 2021:

	Consolidated Real Estate Properties	Unconsolidated Real Estate Properties
	(10 hospitality properties)	(two retail properties)	(one hospitality property)
Weighted-average:
Exit capitalization rate	8.15%	7.29%	5.75%
Discount rate	9.76%	7.92%	6.75%
Annual market rent growth rate	6.30%	0.81%	6.44%
Annual net operating income growth rate	20.86%	1.39%	8.78%
Holding period (in years)	10	10	12

While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our Real Estate Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share resulting from a 25-basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.39)	$0.42
Discount rate	$(0.22)	$0.24

As of December 31, 2021, the aggregate estimated value of our Consolidated Real Estate Properties was $250.6 million and the aggregate carrying value of our Consolidated Real Estate Properties was $215.2 million, which equates to an overall increase in value of 16.5%.

As of December 31, 2021, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $15.3 million was calculated based on the gross appraised value of the Brownmill Properties of $44.4 million less the fair value of the outstanding indebtedness of $13.7 million plus all other non-real estate assets and liabilities, net of $0.6 million. The estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $15.3 million compared to our carrying value of $6.8 million, both as of December 31, 2021, equates to an increase in value of 125%.

As of December 31, 2021, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.9 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $66.5 million less the fair value of the outstanding indebtedness of $33.1 million plus all other non-real estate assets and liabilities, net of $2.3 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.9 million compared to our carrying value of $11.2 million, both as of December 31, 2021, equates to an increase in value of 59.8%.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgages payable ranged from 4.06% to 5.57%.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are to the holder of the Subordinated Profits Interests unless the estimated NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, which concluded on September 27, 2014, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our estimated NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the estimated NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2021.

Historical Estimated NAV and NAV per Share

Additional information on our historical reported estimated NAV and NAV per Share as of December 31, 2020 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 30, 2021.

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

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our estimated NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other noncontrolling interests less any allocations to the Subordinated Profits Interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

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

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining estimated NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining estimated NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the estimated NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (“FFO”) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the estimated NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021 we repurchased 98,866 shares of Common Shares, pursuant to the SRP, for $8.02 per share. For the period from January 1 through March 18, 2020, we repurchased 82,413 Common Shares, pursuant to the SRP, for $10.00 per share.

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

On March 19, 2020, our Board of Directors determined to suspend regular quarterly distributions. As a result, there were no distributions declared during the years ended December 31, 2021 and 2020.

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

Distributions on Subordinated Profits Interests

There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on our Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, our Board of Directors declared, and we paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on our Common Shares for all quarterly periods through December 31, 2019.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that we make to our stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2021 and 2020. Since our inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

Overview

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021, together with Lightstone Value Plus REIT II, LP (the “Operating Partnership” and collectively “the Company”, also referred to as “we”, “our” or “us”) has and may continue to acquire and operate commercial (including hospitality and retail properties) and residential real estate assets, as well as other real estate-related investments, principally in the United States. Our acquisitions and investments are principally conducted through our Operating Partnership and generally include both portfolios and individual properties. Our commercial holdings currently consist of hospitality and retail (multi-tenanted shopping centers) properties. Our real estate investments have been and will continue to be acquired and operated by us alone or jointly with others.

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

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

 Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future.

We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels. Additionally, we have an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that were subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, our equity earnings and the carrying value of its investment in the Brownmill Joint Venture could be materially and adversely impacted.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, we have taken various actions to preserve its liquidity, including the following:

●	We implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●

Amendments to Revolving Credit Facility –

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million (from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) us pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). During 2021, we received notices from the U.S. Small Business Administration (the “SBA”) that all of the PPP Loans from April 2020 along with their accrued interest had been legally forgiven. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions and, as a result, no distributions have been declared on our Common Shares or the Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Room revenue is generated through contracts with customers whereby the customers agree to pay a daily rate for right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Payment from the customer is secured at the end of the contract upon check-out by the customer from our hotel. We participate in frequent guest programs sponsored by the brand owners of our hotels whereby the brand owner allows guests to earn loyalty points during their hotel stay. We recognize revenue at the amount earned that it will receive from the brand owner when a guest redeems their loyalty points by staying at one of our hotels.

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized when these goods or services are provided to the customer and our contract performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

There are no significant judgments regarding the recognition of room, food and beverage or other revenues.

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

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements and five to 10 years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

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

As of December 31, 2021 and 2020, we had no material uncertain income tax positions. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

Results of Operations

We currently have one operating segment. As of December 31, 2021 we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,804 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2021, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interest.

Comparison of the year ended December 31, 2021 vs. December 31, 2020

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the year ended December 31, 2021 and 2020 are attributable to our consolidated hospitality properties, all of which were owned by us during the entire periods presented.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Overall, our consolidated hospitality portfolio experienced increases in (i) the percentage of rooms occupied from 45.6% to 64.6% for the year ended December 31, 2020 and 2021, respectively, (ii) revenue per available room (“RevPAR”) from $44.49 to $69.59 for the year ended December 31, 2020 and 2021, respectively, and (iii) the average daily rate (“ADR”) from $97.61 to $107.69 for the year ended December 31, 2020 and 2021, respectively.

Revenues

Revenues increased by $17.1 million to $48.0 million during the year ended December 31, 2021, compared to $30.9 million for the same period in 2020. This increase reflects the higher occupancy, RevPAR and ADR during the 2021 period.

Property operating expenses

Property operating expenses increased by $6.7 million to $32.5 million during the year ended December 31, 2021 compared to $25.8 million for the same period in 2020. This increase reflects the higher occupancy during the 2021 period.

Real estate taxes

Real estate taxes decreased by $0.4 million to $3.2 million during the year ended December 31, 2021 compared to $3.6 million for the same period in 2020.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $4.8 million during the year ended December 31, 2021 compared to $4.7 million for the same period in 2020.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.3 million to $10.4 million during the year ended December 31, 2021 compared to $10.7 million for the same period in 2020.

Interest expense

Interest expense was $6.0 million during the year ended December 31, 2021 compared to $6.1 million for the same period in 2020. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven and therefore, we recognized a gain on forgiveness of debt of $3.4 million. See Note 6 of the Notes to Consolidated Financial Statements.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $44 during the year ended December 31, 2021 compared to a loss of $2.1 million for the same period in 2020. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture, the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

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

As of December 31, 2021, we had $15.1 million of cash on hand, restricted cash of $1.8 million and marketable securities of $6.8 million. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service (excluding the Revolving Credit Facility which we intend to seek to extend to September 15, 2023 pursuant to the lender’s option), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2021, we have mortgage indebtedness totaling $136.5 million, $3.7 million of PPP Loans (classified as notes payable on our consolidated balance sheet) and a margin loan of $2.3 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

On March 22, 2022, we completed the disposition of the Courtyard – Paso Robles for $32.3 million. In connection with the disposition, the Courtyard – Paso Robles Mortgage Loan ($13.4 million) was fully defeased. Our net proceeds from the disposition of the Courtyard – Paso Robles were approximately $18.9 million, after the repayment in full of the Courtyard – Paso Robles Mortgage, closing costs, expenses and pro rations and other working capital adjustments.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2021, our total borrowings aggregated $142.5 million which represented 83% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Development fees (1)	$-	$32
Asset management fees (general and administrative costs)	2,954	2,929
Total	$2,954	$2,961

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2021 and 2020.

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows used in operating activities	$(416)	$(5,839)
Cash flows used in investing activities	(3,065)	(2,857)
Cash flows provided by/(used in) financing activities	2,017	(3,097)
Net change in cash, cash equivalents and restricted cash	(1,464)	(11,793)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of period	$16,959	$18,423

Operating activities

The cash used in operating activities of $0.4 million for the year ended December 31, 2021 consisted of our net loss of $5.4 million, gain on forgiveness of debt of $3.4 million and net changes in operating assets and liabilities of $2.6 million offset by depreciation and amortization, earnings from investments in unconsolidated affiliated entities, amortization of deferred financing costs and other non-cash items aggregating $10.9 million.

Investing activities

The cash used in investing activities of $3.1 million for the year ended December 31, 2021 consists primarily of the following:

●	capital expenditures of $0.5 million;

●	$3.3 million of contributions to unconsolidated affiliated real estate entities; and

●	$0.8 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash provided by financing activities of $2.0 million for the year ended December 31, 2021 consists primarily of the following:

●	proceeds from notes payable of $3.7 million;

●	payments of loan fees and expenses of $0.4 million;

●	debt principal payments of $0.2 million;

●	net margin loan payments of $0.3 million; and

●	redemption and cancellation of Common Shares of $0.8 million.

Share Repurchase Program

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to our current NAV per Share, as determined by the Board of Directors and reported by us from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021 we repurchased 98,866 shares of Common Shares, pursuant to the SRP, for $8.02 per share. For the period from January 1 through March 18, 2020, we repurchased 82,413 Common Shares, pursuant to the SRP, for $10.00 per share.

Distributions Declared by our Board of Directors

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions on our Common Shares. As a result, there were no distributions declared during the years ended December 31, 2021 and 2020.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of December 31, 2021.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,256	$13,208	$-	$-	$-	$-	$136,464
Interest payments(1)	4,679	670	-	-	-	-	5,349
Total Contractual Mortgage Obligations\	$127,935	$13,878	$-	$-	$-	$-	$141,813

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of December 31, 2021 was used.

Revolving Credit Facility

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million (from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) us pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of December 31, 2021, 13 of our hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2021. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, we currently intend to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan matures in November 2023, bears interest at a fixed rate of 5.49% and requires monthly principal and interest payments of $79 through its stated maturity with a balloon payment of $13.0 million due at maturity. The Courtyard – Paso Robles Mortgage Loan had an outstanding balance of $13.4 million as of December 31, 2021. On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles (See note 10 of the Notes to Consolidated Financial Statements).

PPP Loans

In April 2020, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”) received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $3.7 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although we intend for each Borrower to apply for forgiveness, no assurance may be given that each Borrower will ultimately obtain forgiveness under its PPP Loan in whole or in part. In the event all or any portion of a PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans are forgiven.

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven and therefore, we recognized a gain on forgiveness of debt of $3.4 million on our consolidated statements of operations. As of December 31, 2021 and 2020, the PPP Loans had outstanding balances of $3.7 million and $3.3 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

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

The amount outstanding under this margin loan was $2.3 million as of December 31, 2021 and is due on demand. The margin loan bears interest at LIBOR plus 0.85% (0.96% as of December 31, 2021).

LIBOR

The Revolving Credit Facility and Margin Loan are indexed to LIBOR. In late 2021, it was announced LIBOR interest rates will cease publication altogether by June 30, 2023. We have and intend continue to incorporate relatively standardized replacement rate provisions into our LIBOR-indexed debt documents, including a spread adjustment mechanism designed to equate to the current LIBOR “all in” rate. There is significant uncertainty with respect to the implementation of the phase out and what alternative indexes will be adopted which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally.

Investments in Unconsolidated Affiliated Entities

We have an unconsolidated 48.6% membership interest in Brownmill, LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

	For the Years Ended
	December 31, 2021	December 31, 2020
Net loss	$(5,399)	$(21,720)
FFO adjustments:
Depreciation and amortization of real estate assets	10,383	10,748
Adjustments to equity in earnings from unconsolidated entities, net	1,745	1,714
FFO	6,729	(9,258)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Adjustments to equity in earnings from unconsolidated entities, net	(238)	(8)
Gain on forgiveness of debt(2)	(3,387)
Mark-to-market adjustments(3)	44	(103)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(2)	-	292
MFFO	3,148	(9,077)
Straight-line rent(4)	-	-
MFFO - IPA recommended format	$3,148	$(9,077)

Net loss	$(5,399)	$(21,720)
Less: loss attributable to noncontrolling interests	79	397
Net loss applicable to Company’s common shares	$(5,320)	$(21,323)
Net loss per common share, basic and diluted	$(0.31)	$(1.22)

FFO	$6,729	$(9,258)
Less: FFO attributable to noncontrolling interests	(132)	166
FFO attributable to Company’s common shares	$6,597	$(9,092)
FFO per common share, basic and diluted	$0.38	$(0.52)

MFFO - IPA recommended format	$3,148	$(9,077)
Less: MFFO attributable to noncontrolling interests	(67)	166
MFFO attributable to Company’s common shares	$3,081	$(8,911)

Weighted average number of common shares outstanding, basic and diluted	17,407	17,433

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will need to be paid from either additional debt, operational earnings or cash flow proceeds from the sale of properties or from ancillary cash flows.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2021
FFO	$70,482
Distributions declared	$85,040

FFO attributable to our Common Shares for the year ended December 31, 2021 was 6.7 million and cash flow used in operations was $0.4 million. There were no distributions paid during the year ended December 31, 2021. FFO attributable to our Common Shares for the year ended December 31, 2020 was negative $9.1 million and cash flow used in operations was $5.8 million. For the year ended December 31, 2020, we paid distributions of $3.1 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

Subsequent Events

See Note 10 of the Notes to Consolidated Financial Statements for further information related to subsequent events during the period from January 1, 2022 through the date of this filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT II, Inc. and Subsidiaries
(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT II, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Investment in Real Estate

As of December 31, 2021, the Company had investment property, net of accumulated depreciation, of approximately $215.2 million. As more fully described in Note 2 to the financial statements, the Company evaluates its investments in real estate for impairment whenever events or changes in circumstances representing triggering events indicate that the carrying amount may not be recoverable for a particular property. The Company evaluates the recoverability of its investments in real estate at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates utilize observable and unobservable inputs such as future operating income, market and other applicable trends and residual value, as well as the estimated impacts of demand, competition, and recent sales data for comparable properties.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others, assessing the methodologies applied, identifying the existence of any triggering events, comparing the estimated undiscounted cash flows to historical operating results by property and evaluating the reasonableness of significant estimates and assumptions including future operating income, the holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2022

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Investment property:
Land and improvements	$36,709	$36,689
Building and improvements	203,660	203,561
Furniture and fixtures	36,313	36,010
Construction in progress	119	77
Gross investment property	276,801	276,337
Less accumulated depreciation	(61,626)	(51,269)
Net investment property	215,175	225,068

Investments in unconsolidated affiliated entities	17,958	15,359
Cash and cash equivalents	15,126	15,348
Marketable securities, available for sale	6,777	6,902
Restricted cash	1,833	3,075
Accounts receivable and other assets	3,867	2,836
Total Assets	$260,736	$268,588

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$6,525	$7,859
Margin loan	2,292	2,599
Mortgages payable, net	136,167	136,400
Notes payable	3,746	3,343
Due to related party	538	618
Total liabilities	149,268	150,819

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.3 million and 17.4 million shares issued and outstanding, respectively	173	174
Additional paid-in-capital	146,308	147,100
Accumulated other comprehensive income	-	82
Accumulated deficit	(46,506)	(41,186)
Total Company stockholders’ equity	99,975	106,170
Noncontrolling interests	11,493	11,599
Total Stockholders’ Equity	111,468	117,769

Total Liabilities and Stockholders’ Equity	$260,736	$268,588

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Revenues	$47,991	$30,903

Expenses:
Property operating expenses	32,522	25,766
Real estate taxes	3,198	3,579
General and administrative costs	4,803	4,652
Depreciation and amortization	10,383	10,748
Total operating expenses	50,906	44,745

Operating loss	(2,915)	(13,842)

Interest and dividend income	272	513
Interest expense	(6,015)	(6,123)
Loss on sale of marketable securities, available for sale	-	(292)
Earnings from investments in unconsolidated affiliated entities	44	(2,053)
Other (expense)/income, net	(172)	77
Gain on forgiveness of debt	3,387	-
Net loss	(5,399)	(21,720)
Less: net loss attributable to noncontrolling interests	79	397
Net loss applicable to Company’s common shares	$(5,320)	$(21,323)

Net loss per Company’s common share, basic and diluted	$(0.31)	$(1.22)

Weighted average number of common shares outstanding, basic and diluted	17,407	17,433

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Net loss	$(5,399)	$(21,720)

Other comprehensive loss:
Holding loss on available for sale securities	(82)	(382)
Reclassification adjustment for loss included in net loss	-	292
Other comprehensive loss	(82)	(90)
Comprehensive loss	(5,481)	(21,810)

Less: Comprehensive loss attributable to noncontrolling interests	79	397

Comprehensive loss attributable to the Company’s common shares	$(5,402)	$(21,413)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	(Deficit)/Surplus	Interests	Equity
BALANCE, December 31, 2019	17,512	$175	$147,924	$172	$(19,863)	$12,214	$140,622

Net loss	-	-	-	-	(21,323)	(397)	(21,720)
Other comprehensive loss	-	-	-	(90)	-	-	(90)
Contributions of noncontrolling interests	-	-	-	-	-	110	110
Distributions to noncontrolling interests	-	-	-	-	-	(328)	(328)
Redemption and cancellation of shares	(82)	(1)	(824)	-	-	-	(825)

BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(5,320)	(79)	(5,399)
Other comprehensive loss	-	-	-	(82)	-	-	(82)
Contributions of noncontrolling interests	-	-	-	-	-	78	78
Distributions to noncontrolling interests	-	-	-	-	-	(105)	(105)
Redemption and cancellation of shares	(99)	(1)	(792)	-	-	-	(793)

BALANCE, December 31, 2021	17,331	$173	$146,308	$-	$(46,506)	$11,493	$111,468

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2020	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,399)	$(21,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,383	10,748
Amortization of deferred financing costs	369	411
Loss on sale of marketable securities, available for sale	-	292
Unrealized loss on marketable equity securities	44	-
Gain on forgiveness of debt	(3,387)	-
Earnings from investments in unconsolidated affiliated entities	(44)	2,053
Other non-cash adjustments	181	6
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable and other assets	(1,194)	935
(Decrease)/increase in accounts payable and other accrued expenses	(1,289)	1,405
(Decrease)/increase in due to related party	(80)	31
Net cash used in operating activities	(416)	(5,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(510)	(3,548)
Purchase of marketable securities	-	(3,620)
Proceeds from sale of marketable securities	-	5,329
Investments in unconsolidated affiliated entities	(3,325)	(1,187)
Distributions from unconsolidated affiliated entities	770	169
Net cash used in investing activities	(3,065)	(2,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(200)	(187)
Payments on margin loan, net	(307)	(2,145)
Payment of loan fees and expenses	(402)	-
Proceeds from notes payable	3,746	3,343
Redemption and cancellation of common shares	(793)	(825)
Contribution of noncontrolling interests	78	110
Distributions to noncontrolling interests	(105)	(328)
Distributions to common stockholders	-	(3,065)
Net cash provided by/(used in) financing activities	2,017	(3,097)

Net change in cash, cash equivalents and restricted cash	(1,464)	(11,793)
Cash, cash equivalents and restricted cash, beginning of year	18,423	30,216
Cash, cash equivalents and restricted cash, end of year	$16,959	$18,423

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1.	Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021, is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2021, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of December 31, 2021, we (i) majority owned and consolidated the operating results and financial condition of 14 limited service hotels containing a total of 1,804 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2021, seven of the Company’s consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of December 31, 2021, certain of the Company’s consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Lightstone Group, LLC. The Lightstone Group, LLC served as the Company’s sponsor (the “Sponsor”) during its initial public offering (the “Offering”) and follow-on offering (the “Follow-on Offering”, and collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. The Advisor, pursuant to the terms of an advisory agreement, together with the Company’s board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which has subordinated profits interests in the Operating Partnership (“Subordinated Profits Interests”) which were acquired for aggregate consideration of $17.7 million in connection with the Company’s Offerings. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

COVID-19 Pandemic Operations and Liquidity Update

The World Health Organization declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, including booster shots, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

 Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing throughout 2021); room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened, the Company currently expects it will continue to experience a negative impact for the foreseeable future.

The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels. Additionally, the Company has an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that were subject to various restrictions. If the Brownmill Joint Venture’s retail properties are negatively impacted for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in the Brownmill Joint Venture could be materially and adversely impacted.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

●

Amendments to Revolving Credit Facility –

On June 2, 2020, the Company’s revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million (from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

See Note 5 for additional information.

●	In April 2020 and during the first quarter of 2021, the Company’s consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). During 2021, the Company received notices from the U.S. Small Business Administration (the “SBA”) that all of the PPP Loans from April 2020 along with their accrued interest had been legally forgiven. See Note 6 for additional information.

●	On March 19, 2020, the Board of Directors suspended regular quarterly distributions and, as a result, no distributions have been declared on the Company’s Common Shares or the Subordinated Profits Interests since the suspension. Additionally, on March 19, 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 7 for additional information.

●	The Hilton Garden Inn Joint Venture has obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 for additional information.

The Company believes that these actions, along with its available on hand cash and cash equivalents, restricted cash and marketable securities, as well as its intention to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option, as discussed in Note 4, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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
For the Years Ended December 31, 2021 and 2020
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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2021 and December 31, 2020. Since the Company’s inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

See Note 8 for additional information with respect to the Subordinated Profits Interests.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2021, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$15,126	$15,348
Restricted cash	1,833	3,075
Total cash, cash equivalents and restricted cash	$16,959	$18,423

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,091	$3,282
Holding loss on available for sale securities	$82	$90

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
Revenues	2021	2020
Room	$45,803	$29,341
Food, beverage and other	2,188	1,562
Total revenues	$47,991	$30,903

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
For the Years Ended December 31, 2021 and 2020
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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements and five to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

The Company believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company had no material uncertain income tax positions. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable, due to related party, and distributions payable approximated their fair values as of December 31, 2021 and 2020 because of the short maturity of these instruments. The estimated fair value of our mortgages payable is as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,464	$136,592	$136,664	$136,743

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

Basic and Diluted Net Earnings per Common Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Shares outstanding during the applicable period.

New Accounting Pronouncements

In June 2016, the FASB issued an accounting standards update which replaces the incurred loss impairment methodology currently in use with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2021	December 31, 2020
Brownmill	Various	48.6%	$6,793	$4,710
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	11,165	10,649
Total investments in unconsolidated affiliated real estate entities			$17,958	$15,359

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (“LGH’’), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to the Company an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2021, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2021, the Company made aggregate capital contributions of $2.0 million and received distributions from the Brownmill Joint Venture aggregating $0.3 million. During the year ended December 31, 2020, the Company made a capital contribution of $0.3 million and received distributions from the Brownmill Joint Venture aggregating $0.1 million.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Brownmill Joint Venture Financial Information

The Company’s carrying value of its interest in the Brownmill Joint Venture differs from its share of member’s equity reported in the condensed balance sheet of the Brownmill Joint Venture because the basis of the Company’s investment is in excess of the historical net book value of the Brownmill Joint Venture. The Company’s additional basis, which has been allocated to depreciable assets, is being recognized on a straight-line basis over the estimated useful lives of the appropriate assets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed income statements for the Brownmill Joint Venture for the periods indicated:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues	$3,919	$3,387

Property operating expenses	1,467	2,040
Depreciation and amortization	767	672
Operating income	1,685	675
Interest expense and other, net	(655)	(641)
Net income	$1,030	$34
Company’s share of earnings (48.6%)	$501	$16
Additional depreciation and amortization expense (1)	(124)	(124)
Company’s earnings from investment	$377	$(108)

1.	Additional depreciation and amortization expense is attributable to the difference between the Company’s cost of its interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of	As of
	December 31, 2021	December 31, 2020
Real estate, at cost (net)	$17,830	$14,234
Cash and restricted cash	1,152	1,038
Other assets	1,518	1,279
Total assets	$20,500	$16,551

Mortgage payable	$13,594	$13,834
Other liabilities	666	1,018
Members’ capital	6,240	1,699
Total liabilities and members’ capital	$20,500	$16,551

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

Additionally, on April 7, 2021, the Hilton Garden Inn Joint Venture and the lender further amended the terms of the Hilton Garden Inn Mortgage to provide for (i) the Hilton Garden Inn Joint Venture to make a principal paydown of $1.7 million; (ii) the Hilton Garden Inn Joint Venture to fund an additional $0.7 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through December 31, 2022; (iv) an 11-month interest-only payment period from May 1, 2021 through March 31, 2022; and (v) certain restrictions on distributions to the members of the Hilton Garden Inn Joint Venture during the interest-only payment period.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2021, it has made an aggregate of $2.8 million of additional capital contributions (of which $1.3 million was made in 2021) and received aggregate distributions of $2.0 million (of which $0.5 million was received in 2021).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Revenues	$7,545	$3,662

Property operating expenses	4,306	3,259
General and administrative costs	34	37
Depreciation and amortization	2,496	2,527
Operating income/(loss)	709	(2,161)
Interest expense and other, net	(1,755)	(1,728)
Gain on forgiveness of debt	381	-
Net loss	$(665)	$(3,889)
Company’s share of net loss (50.0%)	$(333)	$(1,945)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2021	December 31, 2020
Investment property, net	$52,415	$54,826
Cash	2,841	885
Other assets	1,204	1,211
Total assets	$56,460	$56,922

Mortgage payable, net	$33,115	$34,988
Other liabilities	1,585	1,207
Members’ capital	21,760	20,727
Total liabilities and members’ capital	$56,460	$56,922

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Marketable Securities, Fair Value Measurements and Margin Loan Marketable Securities:

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equity Securities	$6,718	$59	$-	$6,777

	As of December 31, 2020
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities:
Preferred Equities Securities	$3,620	$102	$-	$3,722

Debt securities:
Corporate Bonds	3,098	82	-	3,180
Total	$6,718	$184	$-	$6,902

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

As of December 31, 2021 and 2020, all of the Company’s marketable securities were classified as Level 2 assets and there were no transfers between the level classifications during the year ended December 31, 2021. The fair values of the Company’s preferred equity securities and corporate bonds are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.3 million and $2.6 million as of December 31, 2021 and 2020, respectively, and is due on demand. The margin loan bears interest at LIBOR plus 0.85% (0.96% as of December 31, 2021).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Mortgages Payable, Net

Mortgages payable, net consisted of the following:

	Interest	Weighted Average Interest Rate as of December 31,	Maturity	Amount Due at	As of December 31,	As of December 31,
Description	Rate	2021	Date	Maturity	2021	2020
Revolving Credit Facility	LIBOR plus 3.15% (floor of 4.00%)	3.84%	September 2022	$123,045	$123,045	$123,045

Courtyard – Paso Robles	5.49%	5.49%	November 2023	13,022	13,419	13,619

Total mortgages payable		4.00%		$136,067	136,464	136,664

Less: Deferred financing costs					(297)	(264)

Total mortgages payable, net					$136,167	$136,400

Revolving Credit Facility

The Company, through certain subsidiaries, has a non-recourse Revolving Credit Facility with a financial institution. The Revolving Credit Facility provides a line of credit of up to $140.0 million pursuant to which Company may designate its hotel properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its scheduled expiration. The Revolving Credit Facility bears interest at LIBOR plus 3.15%, subject to a 4.00% floor, and is currently scheduled to mature on September 15, 2022, subject to a one-year extension option at the sole discretion of the lender.

On June 2, 2020, the Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million (from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of December 31, 2021, 13 of the Company’s hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2021. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, the Company currently intends to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan was scheduled to mature in November 2023, bore interest at a fixed rate of 5.49% and requires monthly principal and interest payments of $79 through its stated maturity with a balloon payment of $13.0 million due at maturity.  On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles (See Note 10).

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,256	$13,208	$-	$-	$-	$-	$136,464
Less: deferred financing costs							(297)
Total principal maturities, net							$136,167

Pursuant to the Company’s loan agreements, escrows in the amount of $1.8 million and $3.1 million were held in restricted cash accounts as of December 31, 2021 and 2020, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

6.	Notes Payable

In April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $3.7 million of PPP Loans.

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

The promissory note for each of the PPP Loans contains customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. Although the Company intends for each Borrower to apply for loan forgiveness, no assurance can be given that each Borrower will ultimately obtain forgiveness under its PPP Loan, in whole or in part. In the event all or any portion of a PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans are forgiven.

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $3.4 million in its consolidated statements of operations. As of December 31, 2021 and 2020, the PPP Loans had outstanding balances of $3.7 million and $3.3 million, respectively, and are classified as Notes Payable on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

7.	Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s Common Shares. To date, the Company had no outstanding preferred shares.

Common Shares

All of the Common Shares offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s Common Shares will be entitled to receive distributions if authorized by the Board of Directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding share of the Company’s Common Shares entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding Common Shares can elect all of the directors then standing for election, and the holders of the remaining Common Shares will not be able to elect any directors.

Holders of the Company’s Common Shares have no conversion, sinking fund, redemption or exchange rights, and have no pre-emptive rights to subscribe for any of its securities. Maryland law provides that a stockholder has appraisal rights in connection with some transactions. However, the Company’s charter provides that the holders of its stock do not have appraisal rights unless a majority of the Board of Directors determines that such rights shall apply. Shares of the Company’s Common Shares have equal dividend, distribution, liquidation and other rights.

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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions. As a result, there were no distributions declared during the years ended December 31, 2021 and 2020.

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

Share Repurchase Program

The Company’s SRP may provide its eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions effective immediately.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to the Company’s current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time.

Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, the Company would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to pro ration if either type of redemption requests exceeded the annual limitation.

For the year ended December 31, 2021 the Company repurchased 98,866 shares of common shares, pursuant to its SRP at a price per share of $8.02 per share. For the period from January 1 through March 18, 2020, the Company repurchased 82,413 common shares at a price of $10.00 per share.

Noncontrolling Interests

See Note 1 and Note 8 for a discussion of Noncontrolling Interests and the rights related to the Subordinated Profits Interests, respectively.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
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
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Subordinated Profits Interests

In connection with the Company’s Offerings which concluded on September 27, 2014, Lightstone SLP II, LLC acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return in addition to their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on the Company’s Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to $4.2 million and were paid to Lightstone SLP II, LLC on March 15, 2017. Beginning with the first quarter of 2017, the Company’s Board of Directors declared and the Company paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on its Common Shares for all quarterly periods through December 31, 2019.

There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2021 and 2020. Since the Company’s inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described below.

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
For the Years Ended December 31, 2021 and 2020
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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Development fees (1)	$-	$32
Asset management fees (general and administrative costs)	2,954	2,929
Total	$2,954	$2,961

(1)	Generally, capitalized and amortized over the estimated useful life of the associated asset.

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

The Company did not incur any fees to affiliates of its Advisor for property management services during the years ended December 31, 2021 and 2020.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

9.	Commitments and Contingencies

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising. The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2021, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

On February 10, 2022, the Company, through subsidiaries, entered into a purchase and sale agreement (the “Courtyard – Paso Robles Agreement”) to sell the Courtyard – Paso Robles, to PHG Acquisitions, LLC, an unaffiliated third party, for a contractual sales price of $32.3 million.

On March 22, 2022, the sale of the Courtyard – Paso Robles was completed pursuant to the terms of the Courtyard – Paso Robles Agreement.  In connection with the transaction, the Company also defeased the Courtyard – Paso Robles Mortgage Loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.7 million.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2021, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

On February 10, 2022, Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II” or the “Company”), through subsidiaries, (collectively, the “Sellers”) entered into a purchase and sale agreement (the “Courtyard – Paso Robles Agreement”) to sell a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to PHG Acquisitions, LLC, (the “Buyer”), an unaffiliated third party, for a contractual sales price of $32.3 million.

On March 22, 2022, the sale of the Courtyard – Paso Robles was completed pursuant to the terms of the Paso Robles Agreement.  In connection with the transaction, the Company also defeased the Courtyard – Paso Robles Mortgage Loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.7 million.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2022 concerning each of our directors serving in such capacity:

		Principal Occupation and	Year Term of Office Will	Served as a Director
Name	Age	Positions Held	Expire	Since
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors	2022	2008
George R. Whittemore	72	Director	2022	2008
Yehuda “Judah” L. Angster	39	Director	2022	2021

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”) and Lightstone Value Plus REIT LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT IV, Inc., (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). Mr. Lichtenstein was appointed Chairman Emeritus of the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) on August 31, 2021 and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

GEORGE R. WHITTEMORE is one of our independent directors and the Chairman of our Audit Committee. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT I and from December 2013 to present, has served as a member of the board of directors of Lightstone REIT III. Mr. Whittemore also presently serves as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company. Mr. Whittemore previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

YEHUDA “JUDAH” L. ANGSTER is one of our independent directors. From August 2021 to the present, Mr. Angster has served as a member of the board of directors of Lightstone REIT III and from November 2015 through August 2021, Mr. Angster served as a member of the board of directors of Lightstone REIT I. Mr. Angster is currently the Chief Executive Officer of CastleRock Equity Group in Florham Park, NJ. Before joining CastleRock Equity Group in June of 2015, Mr. Angster was the Vice President of Global Development for PCS Wireless, LLC in Florham Park NJ beginning in September 2012. Mr. Angster was the Internal Counsel for Empire Bank from June 2009 to September 2012. Mr. Angster earned his J.D. from the Pace University School of Law in May 2009. Mr. Angster earned a Bachelor of Talmudic Law from Tanenbaum Educational Center, Rockland, NY. Mr. Angster is licensed to practice law in New Jersey and New York. Mr. Angster has been selected to serve as an independent director due to his extensive experience in global business development and real estate transactions.

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	61	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	69	President and Chief Operating Officer
Joseph Teichman	48	General Counsel
Seth Molod	58	Chief Financial Officer and Treasurer

David Lichtenstein for biographical information about Mr. Lichtenstein, see “Management — Directors.”

MITCHELL HOCHBERG is our President and Chief Operating Officer. Mr. Hochberg also serves as the President and Chief Operating Officer of our sponsor. Mr. Hochberg serves as President and Chief Operating Officer of Lightstone REIT I, Lightstone REIT III and Lightstone REIT IV and their respective advisors. From October 2014 to the present, Mr. Hochberg has served as President of Lightstone Enterprises. Mr. Hochberg was appointed Chief Executive Officer of Behringer Harvard Opportunity REIT I, Inc. (“OP 1”) and Lightstone REIT V effective as of September 28, 2017. Additionally, on August 31, 2021, Mr. Hochberg was appointed as a director and Chairman of the Board of Directors of Lightstone REIT V and will continue to serve as the Lightstone V’s Chief Executive Officer. Prior to joining The Lightstone Group in August 2012, Mr. Hochberg served as principal of Madden Real Estate Ventures, a real estate investment, development and advisory firm specializing in hospitality and residential projects from 2007 to August 2012 when it combined with our sponsor. Mr. Hochberg held the position of President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from early 2006 to early 2007 and prior to that Mr. Hochberg founded Spectrum Communities, a developer of luxury residential neighborhoods in the Northeast in 1985 where for 20 years he served as its President and Chief Executive Officer. Mr. Hochberg served on the board of directors of Belmond Ltd from 2009 to April 2019. Additionally, through October 2014 Mr. Hochberg served on the board of directors and as Chairman of the board of directors of Orleans Homebuilders, Inc. Mr. Hochberg received his law degree as a Harlan Fiske Stone Scholar from Columbia University School of Law and graduated magna cum laude from New York University College of Business and Public Administration with a Bachelor of Science degree in accounting and finance.

JOSEPH E. TEICHMAN is our General Counsel and also serves as General Counsel of Lightstone REIT I, Lightstone REIT III and Lightstone REIT IV and their respective advisors. Mr. Teichman also serves as Executive Vice President and General Counsel of our Advisor and Sponsor. From October 2014 to the present, Mr. Teichman has served as Secretary and a Director of Lightstone Enterprises. Prior to joining us in January 2007, Mr. Teichman practiced law at the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP in New York, NY from September 2001 to January 2007. Mr. Teichman earned his J.D. from the University of Pennsylvania Law School in May 2001. Mr. Teichman earned a B.A. from Beth Medrash Govoha, Lakewood, NJ. Mr. Teichman is licensed to practice law in New York and New Jersey. Mr. Teichman is also a member of the Board of Directors of Yeshiva Orchos Chaim, Lakewood, New Jersey and was appointed to the Ocean County College Board of Trustees in February 2016.

SETH MOLOD is our Chief Financial Officer and Treasurer and also serves as Chief Financial Officer and Treasurer of Lightstone REIT I, Lightstone REIT III, Lightstone REIT IV and Lightstone REIT V. Mr. Molod also serves as the Executive Vice President and Chief Financial Officer of our Sponsor and as the Chief Financial Officer of our Advisor and the advisors of Lightstone REIT I, Lightstone REIT III, Lightstone REIT IV and Lightstone REIT V. Prior to the joining the Lightstone Group in August of 2018, Mr. Molod, served as an Audit Partner, Chair of Real Estate Services and on the Executive Committee of Berdon LLP, a full service accounting, tax, financial and management advisory firm (“Berdon”). Mr. Molod joined Berdon in 1989. He has extensive experience advising some of the nation’s most prominent real estate owners, developers, managers, and investors in both commercial and residential projects. Mr. Molod has worked with many privately held real estate companies as well as institutional investors, REITs, and other public companies. Mr. Molod is a licensed certified public accountant in New Jersey and New York and a member of the American Institute of Certified Public Accountants. Mr. Molod holds a Bachelor of Business Administration degree in Accounting from Muhlenberg College.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2021.

Information Regarding Audit Committee

Our Board established an audit committee in December 2008. The charter of audit committee is available at www.lightstonecapitalmarkets.com /sec-filings#doc-section or in print to any shareholder who requests it c/o Lightstone Value Plus REIT II, Inc., 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our audit committee consists of George R. Whittemore and Yehuda “Judah” L. Angster each of whom is “independent” within the meaning of the NYSE listing standards. The Board determined that Mr. Whittemore is qualified as an audit committee financial experts as defined in Item 401 (h) of Regulation S-K. For more information regarding the relevant professional experience of Mr. Whittemore and Mr. Angster see “Directors”.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/ sec-filings#doc-section

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2021, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10 (payable in quarterly installments). Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2022 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstone REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II
David Lichtenstein (1)	20,000	0.1%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.1%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, LLC, which is majority owned by David Lichtenstein. The Lightstone Group, LLC served as our Sponsor during our offerings which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

●	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

●	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

●	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

We did not incur any fees to affiliates of our Advisor for property management services during the years ended December 31, 2021 and 2020.

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.95% of our average invested assets and we reimburse some expenses of the Advisor. Total fees paid to the Advisor for each of the years ended December 31, 2021 and 2020 were $2.9 million.

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

There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2021 and 2020. From our inception through December 31, 2021, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

Acquisitions and Investments in Entities Affiliated with Sponsor

Brownmill Joint Venture

In connection with our Offerings, which concluded on September 27, 2014, we entered into various contribution agreements with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to us an approximate aggregate 48.6% membership interest in Brownmill LLC (“the Brownmill Joint Venture”) in exchange for us issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2021, we owned a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of our Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2021, we made aggregate capital contributions of $2.0 million and received distributions from the Brownmill Joint Venture aggregating $0.3 million. During the year ended December 31, 2021, we made a capital contribution of $0.3 million and received distributions from the Brownmill Joint Venture aggregating $0.1 million.

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

We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture. Our membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture has entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 4.03% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Hilton Garden Inn Joint Venture pre-funding $1.2 million into a cash collateral reserve account to cover the six monthly debt service payments due from October 1, 2020 through March 1, 2021; and (iv) waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

Subsequent to our acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2021, we have made an aggregate of $2.8 million of additional capital contributions (of which $1.3 million was made in 2021) and received aggregate distributions of $2.0 million (of which $0.5 million was received in 2021).

The Joint Venture

As of December 31, 2021, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone I, a related party REIT also sponsored by our Sponsor. We and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2021	Year ended December 31, 2020
Audit Fees (a)	$297,000	$296,000
Audit-Related Fees (b)	-	-
Tax Fees (c)	167,000	191,000
Total Fees	$464,000	$487,000

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for audit-related services related to audits of entities that the Company has acquired.
(c)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT II, Inc.’s audited financial statements as of and for the year ended December 31, 2021.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Audit Committee

George R. Whittemore
Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT II, Inc.:

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

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. After seven to ten years, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually, merge or otherwise consolidate the Company with a publicly-traded REIT, or seek stockholder approval to amend its charter to remove the requirement that the Company must either list its stock on a national securities exchange or seek stockholder approval to adopt a plan of liquidation of the corporation on or before September 27, 2024. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

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

Independent Directors

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2021

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(5)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Conformed Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
3.3(7)	Articles of Amendment of Lightstone Value Plus REIT II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2(8)	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1(3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.
(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on September 21, 2021.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: March 28, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 28, 2022
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 28, 2022
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 28, 2022
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 28, 2022
Yehuda “Judah” L. Angster