Form 10-Q
period 2022-03-31
Lightstone Value Plus REIT II, Inc.
filed 2022-05-13
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 5, 2022, there were approximately 17.3 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investment property:
Land and improvements	$33,281	$36,709
Building and improvements	182,160	203,660
Furniture and fixtures	34,114	36,313
Construction in progress	200	119
Gross investment property	249,755	276,801
Less accumulated depreciation	(59,922)	(61,626)
Net investment property	189,833	215,175

Investments in unconsolidated affiliated entities	17,726	17,958
Cash and cash equivalents	15,933	15,126
Marketable securities, available for sale	3,439	6,777
Restricted cash	17,872	1,833
Accounts receivable and other assets	6,065	3,867
Total Assets	$250,868	$260,736

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,651	$6,525
Margin loan	-	2,292
Mortgages payable, net	122,894	136,167
Notes payable	3,158	3,746
Due to related party	536	538
Total liabilities	134,239	149,268

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.3 million shares issued and outstanding	173	173
Additional paid-in-capital	145,811	146,308
Accumulated deficit	(40,775)	(46,506)
Total Company stockholders’ equity	105,209	99,975

Noncontrolling interests	11,420	11,493

Total Stockholders’ Equity	116,629	111,468

Total Liabilities and Stockholders’ Equity	$250,868	$260,736

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$13,077	$7,447

Expenses:
Property operating expenses	9,561	5,906
Real estate taxes	636	927
General and administrative costs	1,381	1,265
Depreciation and amortization	2,268	2,692
Total operating expenses	13,846	10,790

Operating loss	(769)	(3,343)

Interest and dividend income	65	70
Interest expense	(1,498)	(1,346)
Gain on sale of investment property	7,746	-
Gain on forgiveness of debt	593	-
Earnings from investments in unconsolidated affiliated entities	(89)	(83)
Other expense, net	(342)	(30)
Net income/(loss)	5,706	(4,732)

Less: net loss attributable to noncontrolling interests	25	88

Net income/(loss) applicable to Company’s common shares	$5,731	$(4,644)

Net income/(loss) per Company’s common share, basic and diluted	$0.33	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	17,286	17,430

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income/(loss)	$5,706	$(4,732)

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	(22)
Comprehensive income/(loss)	5,706	(4,754)

Less: Comprehensive loss attributable to noncontrolling interests	25	88

Comprehensive income/(loss) attributable to the Company’s common shares	$5,731	$(4,666)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(4,644)	(88)	(4,732)
Other comprehensive loss	-	-	-	(22)	-	-	(22)
Contributions of noncontrolling interests	-	-	-	-	-	6	6

BALANCE, March 31, 2021	17,430	$174	$147,100	$60	$(45,830)	$11,517	$113,021

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	$(46,506)	$11,493	$111,468

Net income	-	-	-	5,731	(25)	5,706
Distributions to noncontrolling interests	-	-	-	-	(48)	(48)
Redemption and cancellation of shares	(62)	-	(497)	-	-	(497)

BALANCE, March 31, 2022	17,269	$173	$145,811	$(40,775)	$11,420	$116,629

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,706	$(4,732)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	2,268	2,692
Amortization of deferred financing costs	85	103
Gain on sale of investment property	(7,746)	-
Gain on forgiveness of debt	(593)	-
Earnings from investments in unconsolidated affiliated entities	89	83
Other non-cash adjustments	387	46
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(2,356)	(1,157)
Increase in accounts payable and other accrued expenses	1,129	794
Decrease in due to related party	(2)	(74)
Net cash used in operating activities	(1,033)	(2,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(215)	(125)
Proceeds from the sale of marketable debt securities	3,015	-
Proceeds from sale of investment property, net of closing costs	31,192	-
Contributions to unconsolidated affiliated entity	-	(68)
Distributions from unconsolidated affiliated entities	143	6
Net cash provided by/(used in) investing activities	34,135	(187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(13,419)	(52)
Payment on margin loan	(2,292)	(73)
Proceeds received from notes payable	-	3,746
Payment of loan fees and expenses	-	(336)
Redemption and cancellation of common shares	(497)	-
Distributions to noncontrolling interests	(48)	-
Contributions of noncontrolling interests	-	6
Net cash (used in)/provided by financing activities	(16,256)	3,291

Net change in cash, cash equivalents and restricted cash	16,846	859
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of period	$33,805	$19,282

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$1,467	$1,108
Holding loss on marketable securities, available for sale	$-	$22

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$15,933	$14,701
Restricted cash	17,872	4,581
Total cash, cash equivalents and restricted cash	$33,805	$19,282

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2022, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of March 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2022, seven of the Company’s consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2022, certain of the Company’s consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the months ended March 31, 2022 and 2021. Since the Company’s inception through March 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of March 31, 2022, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT II, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2021 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated statements of operations for interim periods are not necessarily indicative of results for the full year or any other period.

To qualify or maintain our qualification as a REIT, we engage in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
	2022	2021
Revenues
Room	$12,507	$7,212
Food, beverage and other	570	235
Total revenues	$13,077	$7,447

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened, the Company currently expects it will continue to experience a negative impact for the foreseeable future.

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

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

●	The Company has implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, the Company obtained certain amendments to its revolving credit facility (the “Revolving Credit Facility”). See Note 6 for additional information.

●	In April 2020 and during the first quarter of 2021, the Company’s consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 6 for additional information.

●	Previously in March 2020, the Board of Directors determined to suspend regular quarterly distributions on the Company’s Common Shares and the Subordinated Profits Interests and has not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 8 for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 4 for additional information.

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

3.	Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the transaction, the Company also defeased the Courtyard – Paso Robles Mortgage Loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million (see Note 6) and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.7 million during the three months ended March 31, 2022.

In connection with the sale of the Courtyard – Paso Robles, certain funds have been placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. The balance of the escrow account was approximately $16.9 million as of March 31, 2022 and is included in restricted cash on the consolidated balance sheet.

The disposition of the Courtyard – Paso Robles did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard – Paso Robles are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2022	December 31, 2021
Brownmill Joint Venture	Various	48.6%	$6,719	$6,793
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	11,007	11,165
Total investments in unconsolidated affiliated real estate entities			$17,726	$17,958

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

As of March 31, 2022, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2021, the Company made contributions to the Brownmill Joint Venture aggregating $68. During the three months ended March 31, 2022 and 2021, the Company received distributions from the Brownmill Joint Venture aggregating $143 and $6, respectively.

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

The following table represents the condensed income statements for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenue	$1,038	$1,050

Property operating expenses	449	305
Depreciation and amortization	212	176

Operating income	377	569

Interest expense and other, net	(170)	(166)
Net income	$207	$403
Company’s share of earnings	$101	$196
Additional depreciation and amortization expense (1)	(31)	(31)
Company’s earnings from investment	$70	$165

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of	As of
	March 31, 2022	December 31, 2021
Real estate, at cost (net)	$17,608	$17,830
Cash and restricted cash	1,182	1,152
Other assets	1,626	1,518
Total assets	$20,416	$20,500

Mortgage payable	$13,529	$13,594
Other liabilities	734	666
Members’ capital	6,153	6,240
Total liabilities and members’ capital	$20,416	$20,500

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

The Hilton Garden Inn Joint Venture is currently in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which were made prior to 2022) and received aggregate distributions of $2.0 million (all of which were received prior to 2022).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed income statements for the Hilton Garden Inn Joint Venture for the period indicated:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues	$2,168	$1,419

Property operating expenses	1,428	872
General and administrative costs	10	10
Depreciation and amortization	620	635
Operating income/(loss)	110	(98)
Interest expense	(427)	(397)
Net loss	$(317)	$(495)
Company’s share of net loss (50.00%)	$(158)	$(248)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	March 31, 2022	December 31, 2021
Investment property, net	$51,829	$52,415
Cash	3,610	2,841
Other assets	710	1,204
Total assets	$56,149	$56,460

Mortgage payable, net	$33,129	$33,115
Other liabilities	1,577	1,585
Members’ capital	21,443	21,760
Total liabilities and members’ capital	$56,149	$56,460

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,621	$-	$(182)	$3,439

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$6,718	$59	$-	$6,777

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

As of March 31, 2022 and December 31, 2021, all of the Company’s marketable securities were classified as Level 2 assets and there were no transfers between the level classifications during the three months ended March 31, 2022. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.3 million as of December 31, 2021. The Company repaid the entire outstanding balance of the Margin Loan ($2.3 million) during the first quarter of 2022 with the proceeds from the sales of marketable securities. The margin loan bears interest at LIBOR plus 0.85% (1.30% as of March 31, 2022).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of March 31, 2022	Maturity Date	Amount Due at Maturity	As of March 31, 2022	As of December 31, 2021
Revolving Credit Facility	LIBOR plus 3.15% (floor of 4.00%)	4.00%	September 2022	$123,045	$123,045	$123,045

Courtyard – Paso Robles			Repaid in full	-	-	13,419

Total mortgages payable		4.00%		$123,045	123,045	136,464

Less: Deferred financing costs					(151)	(297)

Total mortgages payable, net					$122,894	$136,167

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

As of March 31, 2022, all of the Company’s 13 majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2022. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, the Company currently intends to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan was scheduled to mature in November 2023, bore interest at a fixed rate of 5.49% and required monthly principal and interest payments of $79 with a balloon payment of $13.0 million due at maturity. On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles (See Note 3) and the Company was legally released from any ongoing obligation.

Principal Maturities

The following table, based on the terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,045	$-	$-	$-	$-	$-	$123,045

Less: deferred financing costs							(151)

Total principal maturities, net							$122,894

Pursuant to the Company’s loan agreements, escrows in the amount of $0.9 million and $1.8 million were held in restricted cash accounts as of March 31, 2022 and December 31, 2021, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties.

7.	Notes Payable

During the first quarter of 2021, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.7 million through PPP Loans, originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

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

As of March 31, 2022, the PPP Loans had outstanding balances of $3.2 million and are classified as Notes Payable on the consolidated balance sheets.

During the three months ended March 31, 2022, the Company received notice from the SBA that $0.6 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during three months ended March 31, 2022.

Previously, during the year ended December 31, 2021, the Company received notices from the SBA that PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $3.4 million in its consolidated statements of operations during the year ended December 31, 2021.

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

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to the Company’s current estimated net asset value per share, as determined by the Board of Directors and reported by the Company from time to time.

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

For the three months ended March 31, 2022 the Company repurchased 62,043 shares of common shares, pursuant to its SRP at a price per share of $8.02 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Asset management fees (general and administrative costs)	$738	$737

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable, due to related party, and distributions payable approximated their fair values as of March 31, 2022 and December 31, 2021 because of the short maturity of these instruments.

As of March 31, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

The carrying amount and estimated fair value of our mortgages payable as of December 31, 2021 are as follows:

	As of December 31, 2021
	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,464	$136,592

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

11.	Commitments and Contingencies

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT II, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT II, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021, a Maryland corporation, and, as required by context, Lightstone Value Plus REIT II LP and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”), annualized revenue per square foot and where indicated in millions.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the our failure to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, the effect of the phase-out of the London Interbank Offered Rate, or LIBOR, as a variable rate debt benchmark and the transition to a different benchmark interest rate, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2022, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of March 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REITI, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened, we currently expect we will continue to experience a negative impact for the foreseeable future.

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

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, we have taken various actions to preserve its liquidity, including the following:

●	We have implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, we obtained certain amendments to its revolving credit facility (the “Revolving Credit Facility”). See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	Previously in March 2020, the Board of Directors determined to suspend regular quarterly distributions on our Common Shares and the Subordinated Profits Interests and has not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2022	Annualized Revenues based on rents as of March 31, 2022	Annualized Revenues per square foot as of March 31, 2022
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	90.3%	$3.4 million	$21.86

				Percentage Occupied for the	RevPAR for the	ADR for the
Hospitality	Location	Year Built	Year to Date Available Rooms	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	14,470	87.9%	$124.16	$141.32

Consolidated Properties:

				Percentage Occupied for the	RevPAR for the	ADR for the
Hospitality	Location	Year Built	Year to Date Available Rooms	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	57%	$61.93	$108.11

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	8,280	67%	$53.65	$80.70

Aloft - Tucson	Tucson, Arizona	1971	13,860	72%	$128.73	$178.03

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	55%	$51.80	$94.56

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	55%	$47.04	$84.89

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	48%	$58.62	$121.74

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	9,180	48%	$43.09	$90.45

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	8,730	56%	$49.47	$87.91

Hampton Inn - Miami	Miami, Florida	1996	11,340	87%	$117.68	$134.60

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	87%	$141.95	$162.76

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	35%	$40.34	$116.41

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,480	49%	$86.70	$176.99

Residence Inn - Needham	Needham, Massachusetts	2013	11,880	85%	$103.82	$122.54

		Hospitality Total	150,660	61%	$76.24	$124.92

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2022 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 except for as discussed in Note 2 to the Consolidated Financial Statements.

Results of Operations

We currently have one operating segment. As of March 31, 2022 we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of March 31, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of March 31, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interest.

On March 22, 2022, we completed the disposition of the Courtyard – Paso Robles. This disposition did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard – Paso Robles are reflected in the Company’s results from continuing operations for all periods presented through its date of disposition (March 22, 2022).

Comparison of the three months ended March 31, 2022 vs. March 31, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2021 are attributable to our consolidated hospitality properties, including the Courtyard – Paso Robles through its date of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our consolidated hospitality portfolio experienced increases in (i) the percentage of rooms occupied from 54% to 62% for the three months ended March 31, 2021 and 2022, respectively, (ii) RevPAR from $44.47 to $77.66 for the three months ended March 31, 2021 and 2022, respectively, and (iii) ADR from $81.87 to $126.20 for the three months ended March 31, 2021 and 2022, respectively.

Revenues

Revenues increased by $5.7 million to $13.1 million during the three months ended March 31, 2022 compared to $7.4 million for the same period in 2021. This increase reflects the higher occupancy, RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $3.7 million to $9.6 million during the three months ended March 31, 2022 compared to $5.9 million for the same period in 2021. This increase reflects the higher occupancy during the 2022 period.

Real estate taxes

Real estate taxes decreased by $0.3 million to $0.6 million during the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021.

General and administrative expenses

General and administrative expenses increased slightly by $0.1 million to $1.4 million during the three months ended March 31, 2022 compared to $1.3 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $2.3 million during the three months ended March 31, 2022 compared to $2.7 million for the same period in 2021.

Interest expense

Interest expense was $1.5 million during the three months ended March 31, 2022 compared to $1.4 million for the same period in 2021. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended March 31, 2022 notice was received from the SBA that $0.6 million of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the three months ended March 31, 2022.

Gain on sale of investment property

Our gain on the sale of investment property during the three months ended March 31, 2022 of $7.7 million consists of the gain recognized in connection with the sale of the Courtyard – Paso Robles on March 22, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.1 million during both of the three months ended March 31, 2022 and 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

In light of the COVID-19 pandemic’s impact on our operating performance, we have successfully negotiated various changes to the terms of our Revolving Credit Facility, including modifications of financial covenants and an extension option. See “Contractual Mortgage Obligations” for additional information.

As of March 31, 2022, we had $15.9 million of cash on hand and marketable securities of $3.4 million. Additionally, in connection with the disposition of the Courtyard – Paso Robles, during the first quarter of 2022 we received net proceeds of $17.8 million, after the (i) defeasance of its mortgage indebtedness and related costs (ii) payment of closing costs and expenses and (iii) pro rations and other working capital adjustments and $16.9 million of the net proceeds have been placed in escrow with a qualified intermediary in order to facilitate potential like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code.

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

As of March 31, 2022, we have mortgage indebtedness totaling $123.0 million and $3.2 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2022, our total borrowings aggregated $126.2 million which represented 72% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Asset management fees (general and administrative costs)	$738	$737

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(1,033)	$(2,245)
Net cash provided by/(used in) investing activities	34,135	(187)
Net cash (used in)/provided by financing activities	(16,256)	3,291
Net change in cash, cash equivalents and restricted cash	16,846	859
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of the period	$33,805	$19,282

Operating activities

The cash used in operating activities of $1.0 million for the three months ended March 31, 2022 consisted of our net income of $5.7 million and depreciation and amortization, loss from investments in unconsolidated affiliated entities, amortization of deferred financing costs and other non-cash items aggregating $2.9 million offset by a gain recognized in connection with the sale of the Courtyard – Paso Robles of $7.7 million, a gain on debt forgiveness of $0.6 million and net changes in operating assets and liabilities of $1.3 million.

Investing activities

The cash provided by investing activities of $34.1 million for the three months ended March 31, 2022 consists primarily of the following:

●	capital expenditures of $0.2 million;

●	$31.2 million of proceeds from the sale of the Courtyard – Paso Robles;

●	$3.0 million of proceeds from the sale of marketable securities; and

●	$0.1 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash used in financing activities of $16.3 million for the three months ended March 31, 2022 consists primarily of the following:

●	debt principal payments of $13.4 million;

●	net margin loan payments of $2.3 million;

●	distributions to noncontrolling interests of $0.1 million; and

●	redemption and cancellation of common shares of $0.5 million.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2022.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,045	$-	$-	$-	$-	$-	$123,045
Interest payments(1)	2,707	-	-	-	-	-	2,707
Total Contractual Mortgage Obligations\	$125,752	$-	$-	$-	$-	$-	$125,752

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of March 31, 2022 was used.

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

As of March 31, 2022, all 13 of our majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2022. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, we currently intend to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed the Courtyard - Paso Robles Mortgage Loan. On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles (See Note 6 of the Notes to Consolidated Financial Statements) and we were legally released from any ongoing obligation.

PPP Loans

During the first quarter of 2021, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.7 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA.

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

During the three months ended March 31, 2022, we received notice from the SBA that $0.6 million of PPP Loans and related accrued interest had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt for that amount on its consolidated statements of operations during three months ended March 31, 2022.

Previously, during the year ended December 31, 2021, the Company received notices from the SBA that PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven and therefore, the Company recognized a gain on forgiveness of debt of $3.4 million in its consolidated statements of operations during the year ended December 31, 2021.

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

No amounts were outstanding under this margin loan as of March 31, 2022. The margin loan bears interest at LIBOR plus 0.85% (1.30% as of March 31, 2022).

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

	For the Three Months Ended March 31,
	2022	2021
Net income/(loss)	$5,706	$(4,732)
FFO adjustments:
Depreciation and amortization of real estate assets	2,268	2,692
Gain on sale of investment property	(7,746)	-
Adjustments to equity in earnings from unconsolidated affiliated entities	444	434
FFO	672	(1,606)
MFFO adjustments:
Other adjustments:
Acquisition and other transaction related costs expensed(1)	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	4	(10)
Amortization of above or below market leases and liabilities(2)	-	-
Gain on forgiveness of debt(2)	(593)	-
Mark-to-market adjustments(3)	240	22
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(4)	83	-
MFFO	406	(1,594)
Straight-line rent(5)	-	-
MFFO - IPA recommended format	$406	$(1,594)

Net income/(loss)	$5,706	$(4,732)
Less: loss attributable to noncontrolling interests	25	88
Net income/(loss) applicable to Company’s common shares	$5,731	$(4,644)
Net income/(loss) per common share, basic and diluted	$0.33	$(0.27)

FFO	$672	$(1,606)
Less: FFO attributable to noncontrolling interests	(21)	37
FFO attributable to Company’s common shares	$651	$(1,569)
FFO per common share, basic and diluted	$0.04	$(0.09)

MFFO - IPA recommended format	$406	$(1,594)
Less: MFFO attributable to noncontrolling interests	(6)	37
MFFO attributable to Company’s common shares	$400	$(1,557)

Weighted average number of common shares outstanding, basic and diluted	17,286	17,430

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2022
FFO attributable to Company’s common shares	$71,001
Distributions declared and paid	$85,040

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of certain accounting standards that have been adopted during 2022, if any, and certain accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: May 13, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)