Form 10-Q
period 2022-06-30
Lightstone Value Plus REIT II, Inc.
filed 2022-08-11
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 5, 2022, there were approximately 17.2 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$32,207	$36,709
Building and improvements	177,300	203,660
Furniture and fixtures	32,771	36,313
Construction in progress	79	119
Gross investment property	242,357	276,801
Less accumulated depreciation	(59,091)	(61,626)
Net investment property	183,266	215,175

Investments in unconsolidated affiliated entities	16,505	17,958
Cash and cash equivalents	18,656	15,126
Marketable securities, available for sale	3,289	6,777
Restricted cash	17,892	1,833
Accounts receivable and other assets	5,740	3,867
Assets held for sale	4,896	-
Total Assets	$250,244	$260,736

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$7,113	$6,525
Margin loan	-	2,292
Mortgages payable, net	122,970	136,167
Notes payable	2,903	3,746
Due to related party	478	538
Liabilities held for sale	243	-
Total liabilities	133,707	149,268

Commitments and contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.2 million and 17.3 million shares issued and outstanding, respectively	172	173
Additional paid-in-capital	145,545	146,308
Accumulated deficit	(40,614)	(46,506)
Total Company stockholders’ equity	105,103	99,975

Noncontrolling interests	11,434	11,493

Total Stockholders’ Equity	116,537	111,468

Total Liabilities and Stockholders’ Equity	$250,244	$260,736

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$15,152	$11,718	$28,229	$19,165

Expenses:
Property operating expenses	10,035	7,792	19,596	13,698
Real estate taxes	854	801	1,490	1,728
General and administrative costs	1,168	1,150	2,549	2,415
Depreciation and amortization	1,923	2,560	4,191	5,252
Total operating expenses	13,980	12,303	27,826	23,093

Operating income/(loss)	1,172	(585)	403	(3,928)

Interest and dividend income	46	67	111	137
Interest expense	(1,361)	(1,558)	(2,859)	(2,904)
Gain on forgiveness of debt	259	1,481	852	1,481
(Loss)/gain on sale of investment property	(65)	-	7,681	-
Earnings from investments in unconsolidated affiliated entities	298	(99)	209	(182)
Other (loss)/income, net	(164)	48	(506)	18

Net income/(loss)	185	(646)	5,891	(5,378)

Less: net (income)/loss attributable to noncontrolling interests	(24)	5	1	93

Net income/(loss) applicable to Company’s common shares	$161	$(641)	$5,892	$(5,285)

Net income/(loss) per Company’s common share, basic and diluted	$0.01	$(0.04)	$0.34	$(0.30)

Weighted average number of common shares outstanding, basic and diluted	17,248	17,430	17,267	17,430

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$185	$(646)	$5,891	$(5,378)

Other comprehensive loss:
Holding loss on marketable debt securities, available for sale	-	(19)	-	(41)
Other comprehensive loss:	-	(19)	-	(41)

Comprehensive income/(loss)	185	(665)	5,891	(5,419)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(24)	5	1	93

Comprehensive income/(loss) attributable to the Company’s common shares	$161	$(660)	$5,892	$(5,326)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2021	17,430	$174	$147,100	$60	$(45,830)	$11,517	$113,021

Net loss	-	-	-	-	(641)	(5)	(646)
Other comprehensive loss	-	-	-	(19)	-	-	(19)
Contributions of noncontrolling interests	-	-	-	-	-	6	6
Distributions to noncontrolling interests	-	-	-	-	-	(54)	(54)

BALANCE, June 30, 2021	17,430	$174	$147,100	$41	$(46,471)	$11,464	$112,308

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(5,285)	(93)	(5,378)
Other comprehensive loss	-	-	-	(41)	-	-	(41)
Contributions of noncontrolling interests	-	-	-	-	-	12	12
Distributions to noncontrolling interests	-	-	-	-	-	(54)	(54)

BALANCE, June 30, 2021	17,430	$174	$147,100	$41	$(46,471)	$11,464	$112,308

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2022	17,269	$173	$145,811	$(40,775)	$11,420	$116,629

Net income	-	-	-	161	24	185
Distributions to noncontrolling interests	-	-	-	-	(10)	(10)
Redemption and cancellation of shares	(28)	(1)	(266)	-	-	(267)

BALANCE, June 30, 2022	17,241	$172	$145,545	$(40,614)	$11,434	$116,537

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	$(46,506)	$11,493	$111,468

Net income	-	-	-	5,892	(1)	5,891
Distributions to noncontrolling interests	-	-	-	-	(58)	(58)
Redemption and cancellation of shares	(90)	(1)	(763)	-	-	(764)

BALANCE, June 30, 2022	17,241	$172	$145,545	$(40,614)	$11,434	$116,537

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,891	$(5,378)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,191	5,252
Amortization of deferred financing costs	160	200
Gain on sale of investment property	(7,681)	-
Gain on forgiveness of debt	(852)	(1,481)
Earnings from investments in unconsolidated affiliated entities	(209)	182
Other non-cash adjustments	608	(17)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(2,287)	(1,681)
Increase in accounts payable and other accrued expenses	837	1,496
Decrease in due to related party	(60)	(74)
Net cash provided by/(used in) operating activities	598	(1,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(280)	(257)
Proceeds from the sale of marketable debt securities	3,015	-
Proceeds from sale of investment property, net of closing costs	31,126	-
Investments in unconsolidated affiliated entity	-	(1,417)
Distributions from unconsolidated affiliated entities	1,663	587
Net cash provided by/(used in) investing activities	35,524	(1,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(13,419)	(100)
Payment on margin loan	(2,292)	(153)
Proceeds received from notes payable	-	3,746
Payment of loan fees and expenses	-	(404)
Redemption and cancellation of common shares	(764)	-
Distributions to noncontrolling interests	(58)	(54)
Contributions of noncontrolling interests	-	12
Net cash (used in)/provided by financing activities	(16,533)	3,047

Net change in cash, cash equivalents and restricted cash	19,589	459
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of period	$36,548	$18,882

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,733	$2,572
Holding loss on marketable securities, available for sale	$-	$41

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$18,656	$15,321
Restricted cash	17,892	3,561
Total cash and restricted cash	$36,548	$18,882

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2022, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of June 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2022, seven of the Company’s consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2022, certain of the Company’s consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the three and six months ended June 30, 2022 and 2021. Since the Company’s inception through June 30, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of June 30, 2022, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

To qualify or maintain our qualification as a REIT, the Company engages in certain activities through wholly-owned taxable REIT subsidiaries (“TRS”). As such, it is subject to U.S. federal and state income and franchise taxes from these activities.

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2022	2021	2022	2021
Room	$14,515	$11,255	$27,023	$18,467
Food, beverage and other	637	463	1,206	698
Total revenues	$15,152	$11,718	$28,229	$19,165

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

The extent to which the Company’s business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened considerably, the Company currently expects it is likely to experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for its hotels.

The Company also has an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that are subject to similar risks related to the COVID-19 pandemic. If the Brownmill Joint Venture’s retail properties are negatively impacted from the ongoing COVID-19 pandemic for an extended period because its tenants are unable to pay their rent, the Company’s equity earnings and the carrying value of its investment in the Brownmill Joint Venture could be materially and adversely impacted.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of its hotels, the Company has taken various actions to preserve its liquidity, including the following:

●	The Company has implemented cost reduction strategies for all of its hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, the Company obtained certain amendments to its revolving credit facility (the “Revolving Credit Facility”). See Note 6 for additional information.

●	In April 2020 and during the first quarter of 2021, the Company’s consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 7 for additional information.

●	Previously in March 2020, the Board of Directors determined to suspend regular quarterly distributions on the Company’s Common Shares and the Subordinated Profits Interests and has not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under the Company’s shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 8 for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to its non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 4 for additional information.

The Company believes that these actions, along with its available on hand cash and cash equivalents, restricted cash and marketable securities, as well as its intention to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option, as discussed in Note 6, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

New Accounting Pronouncements

The Company has reviewed and determined that recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

3.	Held for Sale and Disposition Activities

Held for Sale

TownePlace Suites - Little Rock

On May 27, 2022, the Company and Arihantaa REIT, LLC (the “TownePlace Suites - Little Rock Buyer”), an unaffiliated third party, entered into a purchase and sale agreement (the “TownePlace Suites - Little Rock Agreement”) pursuant to which the Company would dispose of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”) to the TownePlace Suites - Little Rock Buyer for an aggregate contractual sales price of $5.9 million.

As of June 30, 2022, the TownePlace Suites - Little Rock met the criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of June 30, 2022.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
June 30, 2022
Net investment property	$4,715
Accounts receivable and other assets	181
Total assets held for sale	$4,896

Accounts payable and other accrued expenses	$243
Total liabilities held for sale	$243

On July 14, 2022, the Company completed the disposition of the TownePlace Suites - Little Rock pursuant to the terms of the TownePlace Suites - Little Rock Agreement. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility reducing its outstanding balance to $118.4 million.

The disposition of the TownePlace Suites - Little Rock did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the TownePlace Suites - Little Rock will be reflected in the Company’s results from continuing operations for all periods presented through its date of disposition.

Disposition Activity

Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the transaction, the Company also defeased the Courtyard – Paso Robles Mortgage Loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.7 million during the six months ended June 30, 2022.

In connection with the sale of the Courtyard – Paso Robles, certain funds have been placed in escrow with a qualified intermediary in order to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended. The balance of the escrow account was $17.0 million as of June 30, 2022 and is included in restricted cash on the consolidated balance sheet.

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

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2022	December 31, 2021
Brownmill Joint Venture	Various	48.6%	$6,557	$6,793
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,948	11,165
Total investments in unconsolidated affiliated real estate entities			$16,505	$17,958

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

As of June 30, 2022, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the six months ended June 30, 2021, the Company made contributions to the Brownmill Joint Venture aggregating $68. During the six months ended June 30, 2022 and 2021, the Company received distributions from the Brownmill Joint Venture aggregating $438 and $87, respectively.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,110	$975	$2,148	$2,025

Property operating expenses	418	416	867	721
Depreciation and amortization	220	191	432	367

Operating income	472	368	849	937

Interest expense and other, net	(137)	(163)	(307)	(329)
Net income	$335	$205	$542	$608
Company’s share of net income	$163	$99	$264	$295
Additional depreciation and amortization expense (1)	(31)	(31)	(62)	(62)
Company’s earnings from investment	$132	$68	$202	$233

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2022	December 31, 2021
Real estate, at cost (net)	$17,408	$17,830
Cash and restricted cash	1,187	1,152
Other assets	1,562	1,518
Total assets	$20,157	$20,500

Mortgage payable	$13,468	$13,594
Other liabilities	806	666
Members’ capital	5,883	6,240
Total liabilities and members’ capital	$20,157	$20,500

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which were made prior to 2022) and received aggregate distributions of $3.2 million (of which $1.2 million was received in 2022).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Revenues	$2,910	$1,764	$5,078	$3,183

Property operating expenses	1,518	1,037	2,946	1,909
General and administrative costs	6	8	16	18
Depreciation and amortization	606	621	1,226	1,256
Operating income	780	98	890	-
Interest expense	(448)	(434)	(875)	(831)
Net income/(loss)	$332	$(336)	$15	$(831)
Company’s share of net income/(loss) (50.00%)	$166	$(168)	$8	$(416)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2022	December 31, 2021
Investment property, net	$51,272	$52,415
Cash	1,461	2,841
Other assets	1,301	1,204
Total assets	$54,034	$56,460

Mortgage payable, net	$33,007	$33,115
Other liabilities	1,702	1,585
Members’ capital	19,325	21,760
Total liabilities and members’ capital	$54,034	$56,460

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,621	$-	$(332)	$3,289

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$6,718	$59	$-	$6,777

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

As of June 30, 2022 and December 31, 2021, all of the Company’s marketable securities were classified as Level 2 assets and there were no transfers between the level classifications during the six months ended June 30, 2022. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.3 million as of December 31, 2021. The Company repaid the entire outstanding balance of the Margin Loan ($2.3 million) during the first quarter of 2022 with the proceeds from the sales of marketable securities. The margin loan bears interest at LIBOR plus 0.85% (2.64% as of June 30, 2022).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of June 30, 2022	Maturity Date	Amount Due at Maturity	As of June 30, 2022	As of December 31, 2021
Revolving Credit Facility	LIBOR plus 3.15% (floor of 4.00%)	4.04%	September 2022	$123,045	$123,045	$123,045

Courtyard – Paso Robles			Repaid in full	-	-	13,419

Total mortgages payable		4.04%		$123,045	123,045	136,464

Less: Deferred financing costs					(75)	(297)

Total mortgages payable, net					$122,970	$136,167

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

On June 2, 2020, the Revolving Credit Facility was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) the Company pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

As of June 30, 2022, all of the Company’s 13 majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2022. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, the Company currently intends to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option, however, there can be no assurances that it will be successful in such endeavors.

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

Principal Maturities

The following table, based on the terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,045	$-	$-	$-	$-	$-	$123,045

Less: deferred financing costs							(75)

Total principal maturities, net							$122,970

Pursuant to the Company’s loan agreements, escrows in the amount of $0.9 million and $1.8 million were held in restricted cash accounts as of June 30, 2022 and December 31, 2021, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

7.	Notes Payable

During the first quarter of 2021, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.7 million through PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the Small Business Administration (“SBA”).

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

The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $3.7 million as of December 31, 2021. During both the three and six months ended June 30, 2021, the Company recognized a gain on forgiveness of debt of $1.5 million on its consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods. During the three and six months ended June 30, 2022, the Company received notices from the SBA that $0.3 million and $0.9 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on its consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $2.9 million as of June 30, 2022.

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

For the six months ended June 30, 2022 the Company repurchased 90,275 shares of common shares, pursuant to its SRP at a price per share of $8.47 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$680	$738	$1,418	$1,475

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable, and due to related party approximated their fair values as of June 30, 2022 and December 31, 2021 because of the short maturity of these instruments.

As of June 30, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

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

Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, our lack of operating history, the availability of cash flows from operations to pay distributions, changes in governmental, tax, real estate and zoning laws and regulations, failure to increase tenant occupancy and operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of various tenants and industries, the our failure to make additional investments in real estate properties, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the our failure to continue to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, as a variable rate debt benchmark and the transition to a different benchmark interest rate, an increase in impairment charges, loss of key personnel, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with the Advisor and the Sponsor and their affiliates, failure of joint venture relationships, significant costs related to environmental issues and uncertainties regarding the impact of the current COVID-19 pandemic, and restrictions and other measures intended to prevent its spread on our business and the economy generally, as well as other risks listed from time to time in this Form 10-Q, our Form 10-K and in the Company’s other reports filed with the SEC.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of June 30, 2022, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

We have and will continue to seek to acquire a diverse portfolio of real estate assets and real estate-related investments, including hotels, other commercial and/or residential properties, primarily located in the United States. All such properties may be acquired and operated by us alone or jointly with another party. We may also originate or acquire mortgage loans secured by real estate. Although we expect that most of our investments will be of these types, we may invest in whatever types of real estate-related investments that we believe are in our best interests. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

We currently have one operating segment. As of June 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation and recession.

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

COVID-19 Pandemic Operations and Liquidity Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and it remains highly unpredictable and dynamic and its ultimate duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, and the ongoing development, administration and ultimate effectiveness of vaccines, including booster shots. Accordingly, the ongoing COVID-19 pandemic may continue to have negative effects on the U.S. and global economies for the foreseeable future.

The extent to which our business may be affected by the ongoing COVID-19 pandemic will largely depend on both current and future developments, all of which are highly uncertain and cannot be reasonably predicted.

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened considerable, we currently expect we are likely to experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our hotels.

We have an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, which owns two retail properties located in New Jersey that is subject to similar risks related to the COVID-19 pandemic. If the Brownmill Joint Venture’s retail properties are negatively impacted by the ongoing COVID-19 pandemic for an extended period because its tenants are unable to pay their rent, our equity earnings and the carrying value of our investment in the Brownmill Joint Venture could be materially and adversely impacted.

In light of the past, present and potential future impact of the COVID-19 pandemic on the operating results of our hotels, we have taken various actions to preserve our liquidity, including the following:

●	We have implemented cost reduction strategies for all of our hotels, leading to reductions in certain operating expenses and capital expenditures.

●	During 2020 and 2021, we obtained certain amendments to our revolving credit facility (the “Revolving Credit Facility”). See Note 6 of the Notes to Consolidated Financial Statements for additional information.

●	In April 2020 and during the first quarter of 2021, our consolidated hotels received an aggregate of $3.3 million and $3.7 million, respectively, from loans provided under the federal Paycheck Protection Program (“PPP Loans”). See Note 7 of the Notes to Consolidated Financial Statements for additional information.

●	Previously in March 2020, the Board of Directors determined to suspend regular quarterly distributions on our Common Shares and the Subordinated Profits Interests and has not declared any distributions since the suspension. Additionally, in March 2020, the Board of Directors approved the suspension of all redemptions under our shareholder repurchase program (the “SRP”). Subsequently on May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions, for redemptions submitted in connection with a stockholder’s death or hardship. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

●	During 2020 and 2021, the Hilton Garden Inn Joint Venture obtained various amendments to our non-recourse mortgage loan secured by the Hilton Garden Inn – Long Island City. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

We believe that these actions, along with our available on hand cash and cash equivalents, restricted cash and marketable securities, as well as our intention to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option as discussed in Note 6 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2022	Annualized Revenues based on rents as of June 30, 2022	Annualized Revenues per square foot as of June 30, 2022
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	89.8%	$3.4 million	$22.08

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2022	June 30, 2022	June 30, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	33,123	90.6%	$146.72	$161.86

Consolidated Properties:

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2022	June 30, 2022	June 30, 2022
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	68%	$80.61	$118.38

TownePlace Suites - Little Rock	Little Rock, Arkansas	2009	16,652	74%	$60.55	$81.69

Aloft - Tucson	Tucson, Arizona	1971	27,874	65%	$103.27	$158.54

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	66%	$68.22	$103.79

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	47%	$61.59	$93.64

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	57%	$71.21	$125.56

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	18,462	58%	$59.47	$102.82

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	17,557	66%	$64.20	$96.80

Hampton Inn - Miami	Miami, Florida	1996	22,806	91%	$114.25	$126.07

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	85%	$132.44	$155.94

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	48%	$61.14	$126.33

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	31,132	54%	$101.45	$189.53

Residence Inn - Needham	Needham, Massachusetts	2013	23,892	90%	$98.13	$145.58

		Hospitality Total	302,994	68%	$85.82	$127.16

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2022 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 except for as discussed in Note 2 to the Consolidated Financial Statements.

Results of Operations

We currently have one operating segment. As of June 30, 2022 we (i) majority owned and consolidated the operating results and financial condition of 13 limited service hotels containing a total of 1,674 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of June 30, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of June 30, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interest.

Disposition of the Courtyard – Paso Robles

On March 22, 2022, we completed the disposition of the Courtyard – Paso Robles. This disposition did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Courtyard – Paso Robles are reflected in our results from continuing operations for all periods presented through its date of disposition (March 22, 2022).

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the three months ended June 30, 2022 vs. June 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended June 30, 2022 and 2021 are attributable to our consolidated hospitality properties, including the Courtyard – Paso Robles through its date of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the second quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied from 66% to 74% for the second quarters of 2021 and 2022, respectively, RevPAR from $68.58 to $95.29 for the second quarters of 2021 and 2022, respectively, and the ADR from $103.25 to $128.99 for the second quarters of 2021 and 2022, respectively.

Revenues

Revenues increased by $3.5 million to $15.2 million during the three months ended June 30, 2022 compared to $11.7 million for the same period in 2021. The increase reflects higher revenues of $5.2 million for our Same Store properties as a result of the higher occupancy, RevPAR and ADR during the 2022 period partially offset by a reduction in revenues of $1.7 million due to the disposition of the Courtyard – Paso Robles.

Property operating expenses

Property operating expenses increased by $2.2 million to $10.0 million during the three months ended June 30, 2022 compared to $7.8 million for the same period in 2021. The increase reflects higher property operating expenses of $3.2 million for our Same Store properties as a result of the higher occupancy during the 2022 period partially offset by a reduction in property operating expenses of $1.0 million due to the disposition of the Courtyard – Paso Robles.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $0.9 million during the three months ended June 30, 2022 compared to $0.8 million for the same period in 2021.

General and administrative costs

General and administrative costs were unchanged at $1.2 million during both the three months ended June 30, 2022 and 2021.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.7 million to $1.9 million during the three months ended June 30, 2022 compared to $2.6 million for the same period in 2021. The decrease reflects lower depreciation and amortization expense of $0.5 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.2 million due to the disposition of the Courtyard – Paso Robles.

Interest expense

Interest expense decreased by $0.2 million to $1.4 million during the three months ended June 30, 2022 compared to $1.6 million for the same period in 2021. The decrease is primarily due to a reduction in interest expense of $0.2 million due to the disposition of the Courtyard – Paso Robles. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended June 30, 2022 and 2021 notice was received from the Small Business Administration (“SBA”) that $0.3 million and $1.5 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts amount during those periods.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.3 million during the three months ended June 30, 2022 compared to a loss of $0.1 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting commencing on the date that we acquired our interests.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Comparison of the six months ended June 30, 2022 vs. June 30, 2021

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2022 and 2021 are attributable to our consolidated hospitality properties, including the Courtyard – Paso Robles through its date of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the first quarter of 2022); overall room demand and rental rates remain below their pre-pandemic historical levels. Overall, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied from 60% to 68% for the six months ended June 30, 2021 and 2022, respectively, and RevPAR from $56.60 to $86.23 for the six months ended June 30, 2021 and 2022, respectively, and ADR from $93.69 to $127.68 for the six months ended June 30, 2021 and 2022, respectively.

Revenues

Revenues increased by $9.1 million to $28.2 million during the six months ended June 30, 2022 compared to $19.2 million for the same period in 2021. The increase reflects higher revenues of $10.4 million for our Same Store properties as a result of the higher occupancy, RevPAR and ADR during the 2022 period partially offset by a reduction in revenues of $1.3 million due to the disposition of the Courtyard – Paso Robles.

Property operating expenses

Property operating expenses increased by $5.9 million to $19.6 million during the six months ended June 30, 2022 compared to $13.7 million for the same period in 2021. The increase reflects higher property operating expenses of $6.5 million for our Same Store properties as a result of the higher occupancy during the 2022 period partially offset by a reduction in property operating expenses of $0.6 million due to the disposition of the Courtyard – Paso Robles.

Real estate taxes

Real estate taxes decreased by $0.2 million to $1.5 million during the six months ended June 30, 2022 compared to $1.7 million for the same period in 2021 resulting from a decrease in real estate taxes of $0.1 million for our Same Store properties and a reduction in real estate taxes of $0.1 million due to the disposition of the Courtyard – Paso Robles.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $2.5 million during the six months ended June 30, 2022 compared to $2.4 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.1 million to $4.2 million during the six months ended June 30, 2022 compared to $5.3 million for the same period in 2021. The decrease reflects lower depreciation and amortization expense of $0.9 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.2 million due to the disposition of the Courtyard – Paso Robles.

Interest expense

Interest expense was unchanged at $2.9 million during both the six months ended June 30, 2022 and 2021. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the six months ended June 30, 2022 and 2021 notice was received from the SBA that $0.9 million and $1.5 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Gain on sale of investment property

Our gain on the sale of investment property during the six months ended June 30, 2022 of $7.7 million consists of a gain on the sale of the Courtyard – Paso Robles.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during the six months ended June 30, 2022 compared to a loss of $0.2 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and Brownmill. We account for our membership interests in the Hilton Garden Inn Joint Venture and Brownmill under the equity method of accounting commencing on the date that we acquired our interests.

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

As of June 30, 2022, we had $18.7 million of cash on hand and marketable securities of $3.3 million. Additionally, in connection with the disposition of the Courtyard – Paso Robles, during the first quarter of 2022 we received net proceeds of $17.8 million, after the (i) defeasance of mortgage indebtedness and related costs (ii) payment of closing costs and expenses and (iii) pro rations and other working capital adjustments and $17.0 million of the net proceeds have been placed in escrow with a qualified intermediary in order to facilitate a potential like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code.

We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service (excluding the Revolving Credit Facility which we intend to seek to extend to September 15, 2023 pursuant to the lender’s extension option), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2022, we have mortgage indebtedness totaling $123.0 million and $2.9 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a satisfactory showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2022, our total borrowings aggregated $125.9 million which represented 72% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$680	$738	$1,418	$1,475

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by/(used in) operating activities	$598	$(1,501)
Net cash provided by/(used in) investing activities	35,524	(1,087)
Net cash (used in)/provided by financing activities	(16,533)	3,047
	19,589	459
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of the period	$36,548	$18,882

Operating activities

The cash provided by operating activities of $0.6 million for the six months ended June 30, 2022 consisted of our net income of $5.9 million plus depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $5.0 million partially offset by a gain recognized in connection with the sale of the Courtyard – Paso Robles of $7.7 million, a gain on debt forgiveness of $0.9 million, income from investments in unconsolidated affiliated entities of $0.2 million and net changes in operating assets and liabilities of $1.5 million.

Investing activities

The cash provided by investing activities of $35.5 million for the six months ended June 30, 2022 consists primarily of the following:

●	capital expenditures of $0.3 million;

●	$31.1 million of proceeds from the sale of the Courtyard – Paso Robles

●	$3.0 million of proceeds from the sale of marketable securities; and

●	$1.7 million of distributions from unconsolidated affiliated real estate entities.

Financing activities

The cash used in financing activities of $16.5 million for the six months ended June 30, 2022 consists primarily of the following:

●	debt principal payments of $13.4 million;

●	net margin loan payments of $2.3 million;

●	distributions to noncontrolling interests of $0.1 million; and

●	redemption and cancellation of common shares of $0.8 million.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of June 30, 2022.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$123,045	$-	$-	$-	$-	$-	$123,045
Interest payments(1)	1,547		-	-	-	-	1,547
Total Contractual Mortgage Obligations\	$124,592	$-	$-	$-	$-	$-	$124,592

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the fixed and variable interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month LIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month LIBOR rate as of June 30, 2022 was used.

Revolving Credit Facility

On June 2, 2020, our revolving credit facility (the “Revolving Credit Facility”) was amended to provide for (i) the deferral of the six monthly debt service payments aggregating $2.6 million from April 1, 2020 through September 30, 2020, until November 15, 2021; (ii) a 100 bps reduction in the interest rate spread to LIBOR plus 2.15%, subject to a 3.00% floor, for the six-month period from September 1, 2020 through February 28, 2021; (iii) us pre-funding $2.5 million into a cash collateral reserve account to cover the six monthly debt service payments which were due from October 1, 2020 through March 1, 2021; and (iv) a waiver of all financial covenants for quarter-end periods before June 30, 2021.

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

As of June 30, 2022, all 13 of our majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $123.0 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2022. Although the Revolving Credit Facility is scheduled to mature on September 15, 2022, we currently intend to seek to extend the Revolving Credit Facility to September 15, 2023 pursuant to the lender’s extension option, however, there can be no assurances that we will be successful in such endeavors.

On July 14, 2022, in connection with the disposition of the TownePlace Suites - Little Rock, we used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility reducing its outstanding balance to $118.4 million.

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

The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $3.7 million as of December 31, 2021. During both the three and six months ended June 30, 2021, we recognized a gain on forgiveness of debt of $1.5 million on our consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods. During the three and six months ended June 30, 2022, we received notices from the SBA that $0.3 million and $0.9 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on our consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $2.9 million as of June 30, 2022.

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

No amounts were outstanding under this margin loan as of June 30, 2022. The margin loan bears interest at LIBOR plus 0.85% (2.64% as of June 30, 2022).

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by our Sponsor and a related party, acquired, through LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), a 183-room, limited-service hotel located at 29-21 41st Avenue, Long Island City, New York (the “Hilton Garden Inn — Long Island City”) from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We and Lightstone III each have a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

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

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.2 million (of which $1.2 million was received in 2022).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$185	$(646)	$5,891	$(5,378)
FFO adjustments:
Depreciation and amortization of real estate assets	1,923	2,560	4,191	5,252
Loss/(gain) on sale of investment property	65	-	(7,681)	-
Adjustments to equity in earnings from unconsolidated affiliated entities	440	434	884	868
FFO	2,613	2,348	3,285	742
MFFO adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	6	(15)	10	(25)
Gain on forgiveness of debt(2)	(259)	(1,481)	(852)	(1,481)
Mark-to-market adjustments(3)	150	(105)	390	(83)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(2)	-	-	83	-
MFFO	2,510	747	2,916	(847)
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$2,510	$747	$2,916	$(847)

Net income/(loss)	$185	$(646)	$5,891	$(5,378)
Less: (income)/loss attributable to noncontrolling interests	(24)	5	1	93
Net income/(loss) applicable to Company’s common shares	$161	$(641)	$5,892	$(5,285)
Net income/(loss) per common share, basic and diluted	$0.01	$(0.04)	$0.34	$(0.30)

FFO	$2,613	$2,348	$3,285	$742
Less: FFO attributable to noncontrolling interests	(67)	(53)	(88)	(16)
FFO attributable to Company’s common shares	$2,546	$2,295	$3,197	$726
FFO per common share, basic and diluted	$0.15	$0.13	$0.19	$0.04

MFFO - IPA recommended format	$2,510	$747	$2,916	$(847)
Less: MFFO attributable to noncontrolling interests	(63)	(7)	(69)	30
MFFO attributable to Company’s common shares	$2,447	$740	$2,847	$(817)

Weighted average number of common shares outstanding, basic and diluted	17,248	17,430	17,267	17,430

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008 (date of inception) through June 30, 2022
FFO attributable to Company’s common shares	$73,547
Distributions declared and paid	$85,040

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 11, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: August 11, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)