Form 10-Q
period 2022-09-30
Lightstone Value Plus REIT II, Inc.
filed 2022-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 7, 2022, there were approximately 17.2 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Investment property:
Land and improvements	$32,208	$36,709
Building and improvements	177,344	203,660
Furniture and fixtures	32,876	36,313
Construction in progress	130	119
Gross investment property	242,558	276,801
Less accumulated depreciation	(60,963)	(61,626)
Net investment property	181,595	215,175

Investments in unconsolidated affiliated entities	14,247	17,958
Cash and cash equivalents	43,025	15,126
Marketable securities, available for sale	3,281	6,777
Restricted cash	189	1,833
Accounts receivable and other assets	4,616	3,867
Total Assets	$246,953	$260,736

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$7,092	$6,525
Margin loan	-	2,292
Mortgages payable, net	118,079	136,167
Notes payable	318	3,746
Due to related party	461	538
Total liabilities	125,950	149,268

Commitments and contingencies

Stockholders’ Equity:

Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.2 million and 17.3 million shares issued and outstanding, respectively	172	173
Additional paid-in-capital	145,110	146,308
Accumulated deficit	(35,750)	(46,506)
Total Company stockholders’ equity	109,532	99,975
Noncontrolling interests	11,471	11,493
Total Stockholders’ Equity	121,003	111,468
Total Liabilities and Stockholders’ Equity	$246,953	$260,736

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$13,461	$14,648	$41,690	$33,813

Expenses:
Property operating expenses	9,696	9,396	29,292	23,094
Real estate taxes	620	795	2,110	2,523
General and administrative costs	1,325	1,139	3,874	3,554
Depreciation and amortization	1,878	2,566	6,069	7,818

Total expenses	13,519	13,896	41,345	36,989

Interest and dividend income	90	68	201	205
Interest expense	(1,732)	(1,557)	(4,591)	(4,461)
Gain on forgiveness of debt	2,622	937	3,474	2,418
Gain on sale of investment property	843	-	8,524	-
Earnings from investments in unconsolidated affiliated entities	3,082	118	3,291	(64)
Other income/(loss), net	73	(5)	(433)	13

Net income/(loss)	4,920	313	10,811	(5,065)

Less: net (income)/loss attributable to noncontrolling interests	(56)	(15)	(55)	78

Net income/(loss) applicable to Company’s common shares	$4,864	$298	$10,756	$(4,987)

Net income/(loss) per Company’s common share, basic and diluted	$0.28	$0.02	$0.62	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	17,207	17,415	17,247	17,424

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$4,920	$313	$10,811	$(5,065)

Other comprehensive loss:
Holding loss on marketable debt securities, available for sale	-	(26)	-	(67)
Other comprehensive loss:	-	(26)	-	(67)

Comprehensive income/(loss)	4,920	287	10,811	(5,132)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(56)	(15)	(55)	78

Comprehensive income/(loss) attributable to the Company’s common shares	$4,864	$272	$10,756	$(5,054)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, June 30, 2021	17,430	$174	$147,100	$41	$(46,471)	$11,464	$112,308

Net income	-	-	-	-	298	15	313
Other comprehensive loss	-	-	-	(26)	-	-	(26)
Distributions to noncontrolling interests	-	-	-	-	-	(39)	(39)
Redemption and cancellation of common shares	(17)	-	(139)	-	-		(139)

BALANCE, September 30, 2021	17,413	$174	$146,961	$15	$(46,173)	$11,440	$112,417

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(4,987)	(78)	(5,065)
Other comprehensive loss	-	-	-	(67)	-	-	(67)
Contributions of noncontrolling interests	-	-	-	-	-	12	12
Distributions to noncontrolling interests	-	-	-	-	-	(93)	(93)
Redemption and cancellation of common shares	(17)	-	(139)	-	-	-	(139)

BALANCE, September 30, 2021	17,413	$174	$146,961	$15	$(46,173)	$11,440	$112,417

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2022	17,241	$172	$145,545	$(40,614)	$11,434	$116,537

Net income	-	-	-	4,864	56	4,920
Distributions to noncontrolling interests	-	-	-	-	(19)	(19)
Redemption and cancellation of shares	(46)	-	(435)	-	-	(435)

BALANCE, September 30, 2022	17,195	$172	$145,110	$(35,750)	$11,471	$121,003

			Additional			Total
	Common		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	$(46,506)	$11,493	$111,468

Net income	-	-	-	10,756	55	10,811
Distributions to noncontrolling interests	-	-	-	-	(77)	(77)
Redemption and cancellation of shares	(136)	(1)	(1,198)	-	-	(1,199)

BALANCE, September 30, 2022	17,195	$172	$145,110	$(35,750)	$11,471	$121,003

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,811	$(5,065)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6,069	7,818
Amortization of deferred financing costs	236	284
Gain on sale of investment property	(8,524)	-
Gain on forgiveness of debt	(3,474)	(2,418)
Earnings from investments in unconsolidated affiliated entities	(3,291)	64
Other non-cash adjustments	796	89
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,227)	(1,747)
Increase in accounts payable and other accrued expenses	609	1,559
Decrease in due to related party	(77)	(73)
Net cash provided by operating activities	1,928	511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(481)	(335)
Proceeds from the sale of marketable debt securities	3,015	-
Proceeds from sale of investment property, net of closing costs	36,744	-
Investments in unconsolidated affiliated entity	-	(1,417)
Distributions from unconsolidated affiliated entities	7,002	636
Net cash provided by/(used in) investing activities	46,280	(1,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(17,979)	(148)
Payment on margin loan	(2,292)	(226)
Proceeds received from notes payable	-	3,745
Payment of loan fees and expenses	(406)	(402)
Redemption and cancellation of common shares	(1,199)	(139)
Distributions to noncontrolling interests	(77)	(93)
Contributions of noncontrolling interests	-	12
Net cash (used in)/provided by financing activities	(21,953)	2,749

Net change in cash, cash equivalents and restricted cash	26,255	2,144
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of period	$43,214	$20,567

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,252	$4,031
Holding loss on marketable securities, available for sale	$-	$67

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash	$43,025	$18,093
Restricted cash	189	2,474
Total cash and restricted cash	$43,214	$20,567

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2022, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

The Company currently has one operating segment. As of September 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of September 30, 2022, seven of the Company’s consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of September 30, 2022, certain of the Company’s consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular and liquidation distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests during the three and nine months ended September 30, 2022 and 2021. Since the Company’s inception through September 30, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return, as described above.

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

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries (over which the Company exercises financial and operating control). As of September 30, 2022, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Revenue Recognition

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
Room	$12,830	$13,924	$39,853	$32,391
Food, beverage and other	631	724	1,837	1,422
Total revenues	$13,461	$14,648	$41,690	$33,813

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for the Company’s consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates still remain below their pre-pandemic historical levels for some of the Company’s hotels. Accordingly, the COVID-19 pandemic has negatively impacted the Company’s operations, financial position and cash flow; and while the severity of the impact has lessened considerably, the Company may experience a negative impact for the foreseeable future. The Company cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for all of its hotels.

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

The Company believes that these actions, along with its available on hand cash and cash equivalents and marketable securities, as well as its intention to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, will provide it with sufficient liquidity to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements.

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

3.	Disposition Activities

Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the transaction, the Company also defeased the Courtyard – Paso Robles Mortgage Loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.6 million during the first quarter of 2022.

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”) to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility and its net proceeds after closing and other costs, pro rations and working capital adjustments were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized a gain on the sale of investment property of $1.0 million during the third quarter of 2022.

The dispositions of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2022	December 31, 2021
Brownmill Joint Venture	Various	48.6%	$4,219	$6,793
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	10,028	11,165
Total investments in unconsolidated affiliated real estate entities			$14,247	$17,958

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

As of September 30, 2022, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the nine months ended September 30, 2021, the Company made contributions to the Brownmill Joint Venture aggregating $68. During the nine months ended September 30, 2022 and 2021, the Company received distributions from the Brownmill Joint Venture aggregating $5.5 million and $136, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,015	$946	$3,163	$2,971

Property operating expenses	389	534	1,256	1,255
Depreciation and amortization	197	197	629	564

Operating income	429	215	1,278	1,152

Gain on disposition of real estate (1)	5,816	-	5,816	-
Interest expense and other, net	(166)	(167)	(473)	(495)

Net income	$6,079	$48	$6,621	$657
Company’s share of net income	$2,953	$24	$3,216	$319

Additional depreciation and amortization expense (2)	(233)	(31)	(295)	(93)
Company’s earnings from investment	$2,720	$(7)	$2,921	$226

(1)	On August 12, 2022, The Brownmill Joint Venture recognized a gain on disposition of real estate of $5.8 million in connection with the sale of an outparcel of land and the buildings and improvements thereon at Browntown Shopping Center for a contractual sales price of $10.5 million.
(2)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2022	December 31, 2021
Real estate, at cost (net)	$12,998	$17,830
Cash and restricted cash	1,328	1,152
Other assets	1,283	1,518
Total assets	$15,609	$20,500

Mortgage payable, net	$13,406	$13,594
Other liabilities	652	666
Members’ capital	1,551	6,240
Total liabilities and members’ capital	$15,609	$20,500

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

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect to the Hilton Garden Inn Mortgage as discussed below.

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which were made prior to 2022) and received aggregate distributions of $3.5 million (of which $1.5 million was received in 2022).

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Revenues	$3,130	$2,043	$8,208	$5,226

Property operating expenses	1,844	1,107	4,790	3,016
General and administrative costs	2	10	18	27
Depreciation and amortization	609	620	1,835	1,876
Operating income	675	306	1,565	307
Gain on forgiveness of debt	516	381	516	381
Interest expense	(466)	(437)	(1,341)	(1,268)
Net income/(loss)	$725	$250	$740	$(580)
Company’s share of net income/(loss) (50.00%)	$362	$125	$370	$(290)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
(amounts in thousands)	September 30, 2022	December 31, 2021
Investment property, net	$50,844	$52,415
Cash	1,370	2,841
Other assets	1,479	1,204
Total assets	$53,693	$56,460

Mortgage payable, net	$32,322	$33,115
Other liabilities	1,885	1,585
Members’ capital	19,486	21,760
Total liabilities and members’ capital	$53,693	$56,460

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,620	$-	$(339)	$3,281

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$6,718	$59	$-	$6,777

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

As of September 30, 2022 and December 31, 2021, all of the Company’s marketable securities were classified as Level 2 assets and there were no transfers between the level classifications during the nine months ended September 30, 2022. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.3 million as of December 31, 2021. The Company repaid the entire outstanding balance of the Margin Loan ($2.3 million) during the first quarter of 2022 with the proceeds from the sales of marketable securities. The margin loan bears interest at LIBOR plus 0.85% (3.37% as of September 30, 2022).

6.	Mortgages payable, net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate as of			As of	As of
Description	Interest Rate	September 30, 2022	Maturity Date	Amount Due at Maturity	September 30, 2022	December 31, 2021
Revolving Credit Facility	AMERIBOR plus 3.15% (floor of 4.00%)	4.50%	September 2023	$118,485	$118,485	$123,045

Courtyard – Paso Robles			Repaid in full	-	-	13,419

Total mortgages payable		4.50%		$118,485	118,485	136,464

Less: Deferred financing costs					(406)	(297)

Total mortgages payable, net					$118,079	$136,167

LIBOR as of September 30, 2022 and December 31, 2021 was 2.52% and 0.10%, respectively. AMERIBOR as of September 30, 2022 was 2.40%.

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on September 15, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on September 6, 2022, the Revolving Credit Facility was amended and is now scheduled to mature on September 15, 2023. In connection with the amendment of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor.

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

On July 14, 2022, in connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility. As of September 30, 2022, all of the Company’s 12 majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2022. The Company currently intends to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that it will be successful in such endeavors.

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

Principal Maturities

The following table, based on the terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$118,485	$-	$-	$-	$-	$118,485

Less: deferred financing costs							(406)

Total principal maturities, net							$118,079

Pursuant to the Company’s loan agreements, escrows in the amount of $0.2 million and $1.8 million were held in restricted cash accounts as of September 30, 2022 and December 31, 2021, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required. Certain of our debt agreements also contain clauses providing for prepayment penalties. The Company is currently in compliance with respect to all of its financial debt covenants.

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

During the year ended December 31, 2021, the Company received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $3.7 million as of December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized a gain on forgiveness of debt of $0.9 million and $2.4 million, respectively, on its consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods. During the three and nine months ended September 30, 2022, the Company received notices from the SBA that $2.6 million and $3.5 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on its consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $0.3 million as of September 30, 2022.

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

For the nine months ended September 30, 2022 the Company repurchased 136,298 shares of common shares, pursuant to its SRP at a price per share of $8.80 per share.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$663	$739	$2,081	$2,214

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable, and due to related party approximated their fair values as of September 30, 2022 and December 31, 2021 because of the short maturity of these instruments.

As of September 30, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of September 30, 2022, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

We currently have one operating segment. As of September 30, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of September 30, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of September 30, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Current Environment

Our operating results are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, competition, inflation, recession, supply disruptions and labor shortages.

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

Furthermore, as a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning late 2020 and continuing through the third quarter of 2022); room demand and rental rates still remain below their pre-pandemic historical levels for some of our hotels. Accordingly, the COVID-19 pandemic has negatively impacted our operations, financial position and cash flow; and while the severity of the impact has lessened considerable, we may experience a negative impact for the foreseeable future. We cannot currently estimate if and when room demand and rental rates will return to historical pre-pandemic levels for our all of hotels.

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

We believe that these actions, along with our available on hand cash and cash equivalents, restricted cash and marketable securities, as well as our intention to seek to extend the Revolving Credit Facility on or before its maturity date of September 15, 2023, as discussed in Note 6 of the Notes to Consolidated Financial Statements, will provide us with sufficient liquidity to meet our obligations for at least 12 months from the date of issuance of these financial statements.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2022	Annualized Revenues based on rents as of September 30, 2022	Annualized Revenues per square foot as of September 30, 2022
Unconsolidated Affiliated Entities:

Retail

Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	89.8%	$3.0 million	$19.13

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2022	RevPAR for the Nine Months Ended September 30, 2022	ADR for the Nine Months Ended September 30, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	49,959	91.0%	$156.73	$171.58

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2022	RevPAR for the Nine Months Ended September 30, 2022	ADR for the Nine Months Ended September 30, 2022
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	73%	$90.91	$124.96

Aloft - Tucson	Tucson, Arizona	1971	42,042	61%	$91.51	$151.11

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,128	67%	$72.48	$107.82

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,321	69%	$66.54	$95.88

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	63%	$82.00	$130.00

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	27,846	64%	$66.67	$104.05

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	26,481	70%	$69.53	$99.41

Hampton Inn - Miami	Miami, Florida	1996	34,398	90%	$105.34	$117.34

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	28,392	84%	$121.39	$145.22

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,223	52%	$67.92	$131.00

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	46,956	49%	$85.08	$172.98

Residence Inn - Needham	Needham, Massachusetts	2013	36,036	88%	$136.43	$154.91

		Hospitality Total	431,886	68%	$87.40	$128.11

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2022 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2022 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021 except for as discussed in Note 2 to the Consolidated Financial Statements.

Disposition Activities

Disposition of the Courtyard – Paso Robles

On March 22, 2022, we completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the disposition of the Courtyard – Paso Robles, we recognized a gain on the sale of investment property of $7.6 million during the first quarter of 2022.

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, we completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”) to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, we recognized a gain on the sale of investment property of $1.0 million during the third quarter of 2022.

Results of Operations

We currently have one operating segment. As of September 30, 2022 we (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“the Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of September 30, 2022, seven of our consolidated limited service hotels are held in a joint venture (the “Joint Venture”) formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Joint Venture, respectively. Additionally, as of September 30, 2022, certain of our consolidated hotels also have ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interest.

On March 22, 2022 we disposed of the Courtyard – Paso Robles and on July 14, 2022 we disposed of the TownePlace Suites - Little Rock (collectively, the “2022 Dispositions”).

The 2022 Dispositions did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the 2022 Dispositions are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the three months ended September 30, 2022 vs. September 30, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended September 30, 2022 and 2021 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the third quarter of 2022); room demand and rental rates remain below their pre-pandemic historical levels for some of our hotels. Overall, our consolidated hospitality portfolio experienced increases in RevPAR from $83.89 to $87.43 for the third quarters of 2021 and 2022, respectively, and the ADR from $118.58 to $124.01 for the third quarters of 2021 and 2022, respectively. Additionally, the percentage of rooms occupied was 71% for both the third quarters of 2021 and 2022.

Revenues

Revenues decreased by $1.1 million to $13.5 million during the three months ended September 30, 2022 compared to $14.6 million for the same period in 2021. The decrease reflects a reduction in revenues of $2.6 million due to the 2022 Dispositions partially offset by higher revenues of $1.5 million for our Same Store properties as a result of the higher RevPAR and ADR during the 2022 period.

Property operating expenses

Property operating expenses increased by $0.3 million to $9.7 million during the three months ended September 30, 2022 compared to $9.4 million for the same period in 2021. Excluding the reduction in property operating expenses of $1.4 million due to the 2022 Dispositions, our property operating expenses increased by $1.7 million for our Same Store properties. The increase is principally attributable to increases in room and food expenses, franchise management fees, payroll expenses and other property operating expenses.

Real estate taxes

Real estate taxes decreased by $0.2 million to $0.6 million during the three months ended September 30, 2022 compared to $0.8 million for the same period in 2021 resulting from a decrease in real estate taxes of $0.1 million for our Same Store properties and a reduction in real estate taxes of $0.1 million due to the 2022 Dispositions.

General and administrative costs

General and administrative increased by $0.2 million to $1.3 million during the three months ended September 30, 2022 compared to $1.1 million for the same period in 2021.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.7 million to $1.9 million during the three months ended September 30, 2022 compared to $2.6 million for the same period in 2021. The decrease reflects lower depreciation and amortization expense of $0.4 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.3 million due to the disposition of the 2022 Dispositions.

Interest expense

Interest expense increased slightly by $0.1 million to $1.7 million during the three months ended September 30, 2022 compared to $1.6 million for the same period in 2021. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended September 30, 2022 and 2021 notice was received from the Small Business Administration (“SBA”) that $2.6 million and $0.9 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts amount during those periods.

Gain on sale of investment property

During the three months ended September 30, 2022, we recognized a gain on the sale of investment property of $0.8 million related to the sale of the TownePlace Suites - Little Rock on July 14, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $3.1 million during the three months ended September 30, 2022 compared to $0.1 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting commencing on the date that we acquired our interests. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Comparison of the nine months ended September 30, 2022 vs. September 30, 2021

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2022 and 2021 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (beginning in late 2020 and continuing through the third quarter of 2022); room demand and rental rates remain below their pre-pandemic historical levels for some of our hotels. Overall, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied from 64% to 68% for the nine months ended September 30, 2021 and 2022, respectively, and RevPAR from $65.80 to $86.61 for the nine months ended September 30, 2021 and 2022, respectively, and ADR from $102.98 to $126.48 for the nine months ended September 30, 2021 and 2022, respectively.

Revenues

Revenues increased by $7.9 million to $41.7 million during the nine months ended September 30, 2022 compared to $33.8 million for the same period in 2021. The increase reflects higher revenues of $11.7 million for our Same Store properties as a result of the higher occupancy, RevPAR and ADR during the 2022 period partially offset by a reduction in revenues of $3.8 million due to the 2022 Dispositions.

Property operating expenses

Property operating expenses increased by $6.2 million to $29.3 million during the nine months ended September 30, 2022 compared to $23.1 million for the same period in 2021. Excluding the reduction in property operating expenses of $1.8 million due to the 2022 Dispositions, our property operating expenses increased by $8.0 million for our Same Store properties. The increase is principally attributable to higher occupancy during the 2022 period reflecting increases in room and food expenses of $3.9 million, franchise management fees of $1.4 million, payroll expenses of $1.0 million and other property operating expenses of $1.7 million.

Real estate taxes

Real estate taxes decreased by $0.4 million to $2.1 million during the nine months ended September 30, 2022 compared to $2.5 million for the same period in 2021 resulting from a decrease in real estate taxes of $0.3 million for our Same Store properties and a reduction in real estate taxes of $0.1 million due to the 2022 Dispositions.

General and administrative costs

General and administrative costs increased by $0.3 million to $3.9 million during the nine months ended September 30, 2022 compared to $3.6 million for the same period in 2021. The increase is principally attributable to increases in professional fees and bad debt expense.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.7 million to $6.1 million during the nine months ended September 30, 2022 compared to $7.8 million for the same period in 2021. The decrease reflects lower depreciation and amortization expense of $1.2 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.5 million due to the 2022 Dispositions.

Interest expense

Interest expense increased slightly by $0.1 million to $4.6 million during the nine months ended September 30, 2022 compared to $4.5 million for the same period in 2021. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the nine months ended September 30, 2022 and 2021 notice was received from the SBA that $3.5 million and $2.4 million, respectively, of PPP Loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods.

Gain on sale of investment property

During the nine months ended September 30, 2022, we recognized an aggregate gain on the sale of investment property of $8.5 million consisting of a first quarter gain of $7.6 million related to the sale of a the Courtyard – Paso Robles on March 22, 2022 and a third quarter gain of $1.0 million related to the sale of the TownePlace Suites - Little Rock on July 14, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $3.3 million during the nine months ended September 30, 2022 compared to a loss of $0.1 million for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting commencing on the date that we acquired our interests. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Joint Venture, and the ownership interests held by unrelated minority owners in certain of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

In light of the COVID-19 pandemic’s impact on our operating performance, we previously negotiated various changes to the terms of our Revolving Credit Facility, including modifications of financial covenants and an extension option. See “Contractual Mortgage Obligations” for additional information.

As of September 30, 2022, we had $43.0 million of cash on hand and marketable securities of $3.3 million. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, distributions received from our unconsolidated affiliated entities, if any, will be sufficient to satisfy our expected cash requirements primarily consisting of our anticipated operating expenses, scheduled debt service, capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of September 30, 2022, we have mortgage indebtedness totaling $118.5 million and $0.3 million of PPP Loans (classified as notes payable on our consolidated balance sheet). We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2022, our total borrowings aggregated $118.8 million which represented 66% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Asset management fees (general and administrative costs)	$663	$739	$2,081	$2,214

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,928	$511
Net cash provided by/(used in) investing activities	46,280	(1,116)
Net cash (used in)/provided by financing activities	(21,953)	2,749
	26,255	2,144
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of the period	$43,214	$20,567

Operating activities

The cash provided by operating activities of $1.9 million for the nine months ended September 30, 2022 consisted of our net income of $10.8 million plus depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $7.1 million partially offset by an aggregate gain recognized in connection with the sales of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock of $8.5 million, a gain on debt forgiveness of $3.5 million, income from investments in unconsolidated affiliated entities of $3.3 million and net changes in operating assets and liabilities of $0.7 million.

Investing activities

The cash provided by investing activities of $46.3 million for the nine months ended September 30, 2022 consists primarily of the following:

●	capital expenditures of $0.5 million;

●	$36.7 million of aggregate proceeds from the sales of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock;

●	$3.0 million of proceeds from the sale of marketable securities; and

●	$5.5 million of aggregate distributions from our investment in the Brownmill Joint Venture and $1.5 million of aggregate distributions from our investment in the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $22.0 million for the nine months ended September 30, 2022 consists primarily of the following:

●	debt principal payments of $18.0 million;

●	payment of loan fees and expenses of $0.4 million;

●	net margin loan payments of $2.3 million;

●	distributions to noncontrolling interests of $0.1 million; and

●	redemption and cancellation of common shares of $1.2 million.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of September 30, 2022.

Contractual Mortgage Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$-	$118,485	$-	$-	$-	$-	$118,485
Interest payments(1)	1,751	4,911	-	-	-	-	6,662
Total Contractual Mortgage Obligations\	$1,751	$123,396	$-	$-	$-	$-	$125,147

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month AMERIBOR rate as of September 30, 2022 was used.

Revolving Credit Facility

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on September 15, 2022, bore interest at LIBOR + 3.15%, subject to a 4.00% floor. However, on September 6, 2022, the Revolving Credit Facility was amended and is now scheduled to mature on September 15, 2023. In connection with the amendment of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR + 3.15%, subject to a 4.00% floor.

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

On July 14, 2022, in connection with the disposition of the TownePlace Suites - Little Rock, we used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility. As of September 30, 2022, all 12 of our majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2022. We currently intend to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors.

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

During the year ended December 31, 2021, we received notices from the SBA that all of the PPP Loans received in April 2020 totaling $3.3 million and their related accrued interest aggregating $0.1 million had been legally forgiven, and as a result, the remaining PPP Loans had an outstanding balance of $3.7 million as of December 31, 2021. During the three and nine months ended September 30, 2021, we recognized a gain on forgiveness of debt of $0.9 million and $2.4 million, respectively, on our consolidated statements of operations representing the PPP Loans and related accrued interest legally forgiven in the periods. During the three and nine months ended September 30, 2022, we received notices from the SBA that $2.6 million and $3.5 million, respectively, of additional PPP Loans and related accrued interest had been legally forgiven and therefore, recognized a gain on forgiveness of debt for these amounts on our consolidated statements of operations during those periods, respectively. As a result, the PPP Loans had a remaining outstanding balance of $0.3 million as of September 30, 2022.

Our PPP Loans remain subject to audit by the SBA for up to six years after the date the loans were forgiven.

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

No amounts were outstanding under this margin loan as of September 30, 2022. The margin loan bears interest at LIBOR plus 0.85% (3.37% as of September 30, 2022).

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

In light of the impact of the COVID-19 pandemic on the operating results of the Hilton Garden Inn – Long Island City, the Hilton Garden Inn Joint Venture previously entered into certain amendments with respect to its non-recourse mortgage loan (the Hilton Garden Inn Mortgage”) as discussed below.

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

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through September 30, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $3.5 million (of which $1.5 million was received in 2022).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$4,920	$313	$10,811	$(5,065)
FFO adjustments:
Depreciation and amortization of real estate assets	1,878	2,566	6,069	7,818
Gain on sale of investment property	(843)	-	(8,524)	-
Adjustments to equity in earnings from unconsolidated affiliated entities	(2,191)	437	(1,307)	1,305
FFO	3,764	3,316	7,049	4,058
MFFO adjustments:
Acquisition and other transaction related costs expensed(1)	-	-	-	-
Adjustments to equity in earnings from unconsolidated affiliated entities	(246)	(202)	(236)	(227)
Gain on forgiveness of debt(2)	(2,622)	(937)	(3,474)	(2,418)
Mark-to-market adjustments(3)	8	9	398	(74)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(2)	-	-	83	-
MFFO	904	2,186	3,820	1,339
Straight-line rent(5)	-	-	-	-
MFFO - IPA recommended format	$904	$2,186	$3,820	$1,339

Net income/(loss)	$4,920	$313	$10,811	$(5,065)
Less: (income)/loss attributable to noncontrolling interests	(56)	(15)	(55)	78
Net income/(loss) applicable to Company’s common shares	$4,864	$298	$10,756	$(4,987)
Net income/(loss) per common share, basic and diluted	$0.28	$0.02	$0.62	$(0.29)

FFO	$3,764	$3,316	$7,049	$4,058
Less: FFO attributable to noncontrolling interests	(99)	(67)	(187)	(83)
FFO attributable to Company’s common shares	$3,665	$3,249	$6,862	$3,975
FFO per common share, basic and diluted	$0.21	$0.19	$0.40	$0.23

MFFO - IPA recommended format	$904	$2,186	$3,820	$1,339
Less: MFFO attributable to noncontrolling interests	(52)	(53)	(121)	(23)
MFFO attributable to Company’s common shares	$852	$2,133	$3,699	$1,316

Weighted average number of common shares outstanding, basic and diluted	17,207	17,415	17,247	17,424

(1)	The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Such fees and expenses are paid in cash, and therefore such funds will not be available to distribute to investors. Such fees and expenses negatively impact our operating performance during the period in which properties are being acquired. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Acquisition fees and expenses will not be paid or reimbursed, as applicable, to our advisor even if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses would need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

(2)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(3)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008 (date of inception) through September 30, 2022
FFO attributable to Company’s common shares	$77,212
Distributions declared and paid	$85,040

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 14, 2022, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: November 14, 2022	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)