Form 10-K
period 2022-12-31
Lightstone Value Plus REIT II, Inc.
filed 2023-03-29
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2022

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

There is no established market for the Registrant’s common stock. As of June 30, 2022, the last business day of the most recently completed second quarter, there were 17.2 million shares of the Registrant’s common stock held by non-affiliates of the registrant. On March 22, 2023, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.12 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2022. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2023, there were 17.1 million shares of the Registrant’s common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT II, INC.

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by Lightstone Value Plus REIT II, Inc., which was formerly known as Lightstone Value Plus Real Estate Investment Trust II, Inc. before September 16, 2021,  contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) the continuing uncertainties regarding the COVID-19 pandemic, including its impact on our business and the economy generally. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

ITEM 1. BUSINESS:

Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”)  and where indicated in millions.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2022, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT II, our Operating Partnership or the Company as required by the context in which such pronoun is used.

Through our Operating Partnership, we own, operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the United States. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited-service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between us and related parties.

As of December 31, 2022, seven of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2022, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

See Item 2. Properties for additional information on our consolidated and unconsolidated properties.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of The Lightstone Group, LLC. The Lightstone Group, LLC served as the sponsor (the “Sponsor”) during our initial public offering (the “Offering”) and follow-on offering (the “Follow-On Offering”, and collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of The Lightstone Group, LLC, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177.0 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership which were acquired for aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We have no employees. The Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

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

On January 17, 2023, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On May 20, 2008, our Advisor contributed $2 to our Operating Partnership in exchange for 200 limited partner common units in our Operating Partnership. The Advisor has the right to convert limited partner common units into cash or, at our option, an equal number of our Common Shares.

Associate General Partner

In connection with our Offerings, the Associate General Partner contributed an aggregate of $17.7 million consisting of (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million. As the majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Hotel Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of our hotels.

Related Parties

Our Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We intend to achieve this goal primarily through investments in real estate properties.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (including full-service or limited-service hotels, extended-stay hotels and retail properties) and residential properties, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

Even though we have and expect to continue primarily to acquire hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

Financing Strategy and Policies

There is no limitation on the amount we may invest or borrow for the purchase of any single asset. Our charter allows us to incur leverage up to 300% of our total “net assets” (as defined in Section I.B of the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments. We may only exceed this 300% limit if a majority of our independent directors approves each borrowing in excess of this limit and we disclose such borrowing to our stockholders in our next quarterly report along with a justification for the excess borrowing. In all events, we expect that our secured and unsecured borrowings will be reasonable in relation to the net value of our assets and will be reviewed by our board of directors at least quarterly.

We do not currently intend to exceed the leverage limit in our charter. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high levels of debt could cause us to incur higher interest charges and higher debt service payments, which would decrease the amount of cash available for distribution to our investors.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through taxable REIT subsidiaries (“TRSs”), including when we acquire a hotel we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

Competition

The hotel market is highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not associated.

We have or may compete with other commercial real estate owners and operators of retail, office, industrial and residential real estate. The continued development of new retail, office, industrial and residential properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.

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

We believe that our senior management’s experience, coupled with our financing, professionalism, diversity of investments and reputation in the industry enables us to compete with the other real estate investment companies.

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

Regulations

Our investments are subject to various federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 2. PROPERTIES:

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited-service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. Both the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture are between us and related parties.

As of December 31, 2022, seven of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2022, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2022	Annualized Revenues based on rents as of December 31, 2022	Annualized Revenues per square foot as of December 31, 2022(1)
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	90.6%	$3.0 million	$19.37

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2022	Revenue per Available Room (“RevPAR”) for the Year Ended December 31, 2022	Average Daily Rate (“ADR”) for the Year Ended December 31, 2022
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	66,795	90.0%	$161.17	$179.14

Consolidated Properties: Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2022	RevPAR for the Year Ended December 31, 2022	ADR for the Year Ended December 31, 2022
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	73.4%	$93.09	$126.78

Aloft - Tucson	Tucson, Arizona	1971	56,210	61.7%	$92.72	$150.30

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	67.5%	$74.23	$110.01

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	70.7%	$68.37	$96.69

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	63.7%	$80.04	$125.75

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	60.9%	$62.25	$102.29

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	68.9%	$66.84	$97.06

Hampton Inn - Miami	Miami, Florida	1996	45,990	88.6%	$104.14	$117.58

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	37,960	81.7%	$120.99	$148.08

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	52.8%	$69.84	$132.28

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,780	49.5%	$88.56	$178.86

Residence Inn - Needham	Needham, Massachusetts	2013	48,180	84.4%	$133.42	$158.15

		Hospitality Total	577,430	67.9%	$87.70	$129.12

Note:

(1)	Annualized revenue is defined as the minimum monthly payments due as of December 31, 2022 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”)  and where indicated in millions.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2023, we had 17.1 million shares of our common stock (“Common Shares”) outstanding, held by a total of 5,183 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

On January 17, 2023, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

NAV and NAV per Share

On March 22, 2023, our Board of Directors determined and approved our estimated net asset value (“NAV”) of $173.8 million and resulting NAV per share of common stock (“NAV per Share”) of $10.12, both as of December 31, 2022 and both after Lightstone SLP II LLC’s purchase of Subordinated Profits Interests in our Operating. In the calculation of our NAV, no allocation of value was made to Lightstone SLP II LLC’s Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2022. In connection with our initial public offering (the “Offering”) and follow-on offering (the “Follow-On Offering, and collectively, the “Offerings”), which concluded on August 12, 2012 and September 27, 2014, respectively, Lightstone SLP II LLC contributed an aggregate of $17.7 million consisting of (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, which were aggregately valued at $4.8 million, in exchange for 177.0 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

The NAV per shares was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business in externally managed by Lightstone Value Plus REIT II LLC (the “Advisor”), an affiliate of the Lightstone Group, LLC, which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless our Common Shares are approved for listing on a national securities exchange. Our Board of Directors will review and approve each NAV and resulting NAV per Share.

Our NAV and resulting NAV per Share as of December 31, 2022 were calculated with the assistance of both our Advisor and Robert A. Stanger & Co. Inc. (‘‘Stanger’’), an independent third-party valuation firm engaged by us to assist with the valuation of our assets, liabilities and any allocations of value to Subordinated Profits Interests. Our Advisor recommended and our Board of Directors established the NAV per Share as of December 31, 2022 based upon the analyses and reports provided by our Advisor and Stanger. The process for estimating the value of our assets, liabilities and any allocation of value to the Subordinated Profits Interests is performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ We believe that our valuations were developed in a manner reasonably designed to ensure their reliability.

The engagement of Stanger with respect to our NAV and resulting NAV per Share as of December 31, 2022 was approved by our Board of Directors, including all of our independent directors. Stanger has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

With respect to our NAV and resulting NAV per Share as of December 31, 2022, Stanger prepared appraisal reports (the ‘‘Stanger Appraisal Reports’’), summarizing key inputs and assumptions, on 14 properties (12 hospitality properties and two retail properties and collectively, the ‘‘Stanger Appraised Properties’’) of the 15 properties in which we held ownership interests as of December 31, 2022.

Stanger also prepared a NAV report (the ‘‘December 2022 NAV Report’’) which estimated the NAV per Share as of December 31, 2022. The December 2022 NAV Report relied upon (i) the Stanger Appraisal Reports for the Stanger Appraised Properties and an appraisal report prepared by another independent third-party valuation firm for the Hilton Garden Inn – Long Island City, (ii) Stanger’s estimated value of our mortgage and notes payable, (iii) Stanger’s estimate of the allocation of any value to the Subordinated Profits Interests, and (iv) our Advisor’s estimate of the value of our cash and cash equivalents, marketable securities, restricted cash, other assets, other liabilities and other noncontrolling interests, to calculate NAV per Share, all as of December 31, 2022.

The table below sets forth the calculation of our NAV and resulting NAV per Share as of December 31, 2022 as well as the comparable calculation as of December 31, 2021.

Dollar and share amounts are presented in thousands, except per share data.

	As of December 31, 2022		As of December 31, 2021
	Value	Per Share	Value	Per Share
Net Assets:
Real Estate Properties	$250,579	$14.59	$283,718	$16.37
Non-Real Estate Assets:
Cash and cash equivalents	42,233		15,126
Marketable securities	4,193		6,777
Restricted cash	333		1,833
Other assets	4,165		2,981
Total non-real estate assets	50,924	2.97	26,717	1.54
Total Assets	301,503	17.56	310,435	17.91
Liabilities:
Mortgages payable	(118,485)		(136,464)
Margin loan	-		(2,292)
Other liabilities	(8,001)		(6,508)
Total liabilities	(126,486)	(7.37)	(145,264)	(8.38)
Other Non-Controlling Interests	(1,260)	(0.07)	(1,316)	(0.08)
Net Asset Value before Allocations to Subordinated Profits Interests	173,757	$10.12	163,856	$9.45
Allocations to Subordinated Profits Interests	-	-	-	-
Net Asset Value	$173,757	$10.12	$163,856	$9.45

Shares of Common Stock Outstanding	17,172		17,331

Use of Independent Valuation Firm:

As discussed above, our Advisor is responsible for calculating our NAV. In connection with determining our NAV, our Advisor may rely on the material assistance or confirmation of a third-party valuation expert or service. In this regard, Stanger was selected by our Board of Directors to assist our Advisor in the calculation of our NAV and resulting NAV per Share as of December 31, 2022. Stanger’s services included appraising the Stanger Appraised Properties and preparing the December 2022 NAV Report. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Stanger Appraisal Reports were reviewed, approved, and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its reports, Stanger did not, and was not requested to; solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

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

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations, and similar transactions. We do not believe that there are any material conflicts of interest between Stanger, on the one hand, and us, our Sponsor, our Advisor, and our affiliates, on the other hand. Our Advisor engaged Stanger on behalf of our Board of Directors to deliver their reports to assist in the NAV calculation as of December 31, 2022 and Stanger received compensation for those efforts. In addition, we agreed to indemnify Stanger against certain liabilities arising out of this engagement. Stanger has previously assisted in our prior NAV calculations and has also been engaged by us for certain appraisal and valuation services in connection with our financial reporting requirements. Stanger has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us and our Sponsor or other affiliates of the Sponsor, so long as such other services do not adversely affect the independence of Stanger as certified in the Appraisal Reports. During the past two years Stanger has also been engaged to provide appraisal services to another non-traded REIT sponsored by our Sponsor for which it was paid usual and customary fees.

Although Stanger considered any comments received from us and our Advisor relating to their reports, the final appraised values of the Stanger Appraised Properties were determined by Stanger. The reports were addressed to our Board of Directors to assist our Board of Directors in calculating an estimated value per share of our common stock as of December 31, 2022. The reports were not addressed to the public, may not be relied upon by any other person to establish an estimated value per share of our common stock, and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

Our goal in calculating our NAV is to arrive at values that are reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions. The reports, including the analysis, opinions, and conclusions set forth in such reports, are qualified by the assumptions, qualifications, and limitations set forth in the respective reports. The following is a summary of our valuation methodologies used to value our assets and liabilities by key component:

Real Estate Properties: As of December 31, 2022, we have ownership interests in (i) 12 consolidated properties and (ii) three unconsolidated real estate properties held in joint ventures (collectively, the ‘‘Real Estate Properties”). With respect to our consolidated properties as of December 31, 2022, we majority owned and consolidated the operating results and financial condition of 12 hospitality properties, or limited-services hotels, containing a total of 1,582 rooms (collectively, the “Consolidated Real Estate Properties”). With respect to our unconsolidated properties as of December 31, 2022, we held a (i) 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New Jersey and Milburn Mall located in Vauxhaull, New Jersey and collectively are referred to as the Brownmill Properties and (ii) 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, 183-room, limited-service hotel located in Long Island City. We do not consolidate our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them both under the equity method of accounting.

As described above, we engaged Stanger to provide an appraisal of the Stanger Appraised Properties, which consisted of 14 of the 15 Real Estate Assets in which we held ownership interests as of December 31, 2022. We also engaged another third-party valuation firm to provide an appraisal report for the Hilton Garden Inn – Long Island City. In preparing their appraisal reports, Stanger and the other independent third-party valuation firm, among other things:

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

Stanger and the other independent third-party valuation firm employed the income approach and the sales comparison approach to estimate the value of the appraised properties. The income approach involves an economic analysis of the property based on its potential to provide future net annual income. As part of the valuation, a discounted cash flow analysis (‘‘DCF Analysis’’) and direct capitalization analysis (“DC Analysis”) was used in the income approach to determine the value of our interest in the portfolio. The indicated value by the income approach represents the amount an investor may pay for the expectation of receiving the net cash flow from the property.

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

The following summarizes the key assumptions that were used in each DCF Analysis to estimate the value of the remaining Stanger Appraised Properties (12 hospitality properties, all of which are consolidated, and two retail properties, both of which are unconsolidated) and the Hilton Garden Inn - Long Island City, which is unconsolidated, as of December 31, 2022:

	Consolidated Real Estate Properties	Unconsolidated Real Estate Properties
	(12 hospitality properties)	(two retail properties)	(one hospitality property)
Weighted-average:
Exit capitalization rate	7.88%	6.83%	6.00%
Discount rate	9.40%	7.74%	7.00%
Annual market rent growth rate	4.05%	2.30%	3.38%
Annual net operating income growth rate	5.51%	1.46%	4.14%
Holding period (in years)	10	10	12

While we believe that the assumptions utilized are reasonable, a change in these assumptions would affect the calculation of the value of our Real Estate Properties. The table below presents the estimated increase or decrease to our NAV per Share resulting from a 25-basis point increase and decrease in the discount rates and capitalization rates. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.29)	$0.31
Discount rate	$(0.29)	$0.31

As of December 31, 2022, the aggregate estimated fair value of our interests in the Consolidated Real Estate Properties was $221.8 million and the aggregate carrying value of our Consolidated Real Estate Properties was $180.1 million, which equates to an overall increase in value of 23.2%.

As of December 31, 2022, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $11.1 million was calculated based on the gross appraised value of the Brownmill Properties of $34.6 million less the fair value of the outstanding indebtedness of $12.6 million plus all other non-real estate assets and liabilities, net of $0.9 million. The estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $11.1 million compared to our carrying value of $4.2 million, both as of December 31, 2022, equates to an increase in value of 164.3%.

As of December 31, 2022, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.8 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $67.3 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $0.5 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.8 million compared to our carrying value of $9.6 million, both as of December 31, 2022, equates to an increase in value of 85.4%.

Cash and cash equivalents: The estimated values of our cash and cash equivalents approximate their carrying values due to their short maturities.

Marketable securities, available for sale: The estimated values of our marketable securities, available for sale, are based on Level 1 and Level 2 inputs. Level 1 inputs are inputs that are observable, either directly or indirectly, such as quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. All of our marketable securities measured using Level 2 inputs were valued based on a market approach using readily available quoted market prices for similar assets.

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

Mortgages payable: The values for our mortgages payable were estimated using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rate for mortgages payable was 7.65%.

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are to the holder of the Subordinated Profits Interests unless the NAV per Share would have exceeded $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2022.

Historical NAV and NAV per Share

Additional information on our historical reported NAV and NAV per Share as of December 31, 2021 may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 28, 2022.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different NAV per Share, which could be significantly different from the NAV per Share approved by our Board of Directors. The NAV per Share approved by our Board of Directors does not represent the fair value of our assets and liabilities in accordance with GAAP, and such NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares of common stock at the NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the NAV per Share on a national securities exchange;

●	An independent third-party appraiser or other third-party valuation firm would agree with the NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different NAVs and resulting NAVs per share, and these differences could be significant. The NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. As of the date of this filing, although we have not sought stockholder approval to adopt a plan of liquidation of the Company, certain distributions may be payable to Lightstone SLP, LLC for its SLP Units in connection with a liquidation event. Accordingly, our NAV reflects any allocations of value to the SLP Units representing the amount that would be payable to Lightstone SLP, LLC in connection with a liquidation event pursuant to the guidelines for estimating NAV contained in IPA Practice Guideline 2013-01, ‘‘Valuation of Publicly Registered Non-Listed REITs.’’ Our NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other noncontrolling interests less any allocations to the Subordinated Profits Interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. We currently expect that our Advisor will estimate our NAV on at least an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting NAV per Share.

The following factors may cause a stockholder not to ultimately realize distributions per share of common stock equal to the NAV per Share upon liquidation:

●	The methodology used to determine NAV per Share includes a number of estimates and assumptions that may not prove to be accurate or complete as compared to the actual amounts received in the liquidation;

●	In a liquidation, certain assets may not be liquidated at their estimated values because of transfer fees and disposition fees, which are not reflected in the NAV calculation;

●	In a liquidation, debt obligations may have to be prepaid and the costs of any prepayment penalties may reduce the liquidation amounts. Prepayment penalties are not included in determining the estimated value of liabilities in determining NAV;

●	In a liquidation, the real estate assets may derive a portfolio premium which premium is not considered in determining NAV;

●	In a liquidation, the potential buyers of the assets may use different estimates and assumptions than those used in determining NAV;

●	If the liquidation occurs through a listing of the common stock on a national securities exchange, the capital markets may value the Company’s net assets at a different amount than the NAV. Such valuation would likely be based upon customary REIT valuation methodology including funds from operation (‘‘FFO’’) multiples of other comparable REITs, FFO coverage of dividends and adjusted FFO payout of the Company’s anticipated dividend; and

●	If the liquidation occurs through a merger of the Company with another REIT, the amount realized for the common stock may not equal the NAV per Share because of many factors including the aggregate consideration received, the make-up of the consideration (e.g., cash, stock or both), the performance of any stock received as part of the consideration during the merger process and thereafter, the reception of the merger in the market and whether the market believes the pricing of the merger was fair to both parties.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors reopened the SRP only for redemptions submitted in connection with either a stockholder’s death or hardship and set the price for all such purchases at our current NAV per Share, as determined by the Board of Directors and reported by the Company from time to time, on the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

For the year ended December 31, 2022 we repurchased 158,885 Common Shares at a weighted average price per share of $8.89. For the year ended December 31, 2021 we repurchased 98,866 Common Shares at a weighted average price per share of $8.02.

Distributions

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

On March 19, 2020, our Board of Directors determined to suspend regular quarterly distributions. As a result, there were no distributions declared during the years ended December 31, 2022 and 2021.

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Subordinated Profits Interests

In connection with our Offerings, Lightstone SLP II LLC, an affiliate of the Company’s Sponsor, contributed an aggregate of $17.7 million consisting of (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million, which are included in noncontrolling interests in the consolidated balance sheets. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return in addition to their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle Lightstone SLP II, LLC to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to Lightstone SLP II, LLC will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return

Recent Sales of Unregistered Securities

During the period covered by this Form 10-K, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.  Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”)  and where indicated in millions.

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

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited-service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between us and related parties.

As of December 31, 2022, seven of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2022, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

We have no employees. Our Advisor and its affiliates perform a full range of real estate services for us, including asset management, accounting, legal, and property management, as well as investor relations services.

We are dependent on the Advisor and its affiliates for services that are essential to us, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

We also use other unaffiliated third-party property managers, principally for the management of our hospitality properties.

To qualify or maintain our qualification as a REIT, we engage in certain activities through a wholly-owned taxable REIT subsidiary (“TRS”). As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

Acquisitions and Investment Strategy

We have and expect to continue to invest in commercial properties (including full-service or limited-service hotels and extended-stay hotels) and residential properties, as well as other real estate-related investments principally in North America. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended-stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels are associated. We generally intend to hold each acquired property until its investment objectives are met or it is likely they will not be met.

Even though we have and expect to continue primarily to acquire hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. We have and expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Advisor, including other present and future REITs and real estate limited partnerships sponsored by affiliates of our Advisor.

 Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect our results of operations and financial performance.

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  We use judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The undiscounted projected cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties.  An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs will be charged to expense as incurred.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through TRSs, including when we acquire a hotel we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, we had no material uncertain income tax positions.

Disposition Activities

Disposition of the Courtyard – Paso Robles

On March 22, 2022, we completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the disposition of the Courtyard – Paso Robles, we recognized a gain on the sale of investment property of $7.5 million during the first quarter of 2022.

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

Results of Operations

We currently have one operating segment. As of December 31, 2022 we (i) majority owned and consolidated the operating results and financial condition of 12 limited-service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill LLC (“the Brownmill Joint Venture ”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated entity that owns and operates the Hilton Garden Inn – Long Island City, a 183-room limited-service hotel. We account for our unconsolidated membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

As of December 31, 2022, seven of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2022, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interest.

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

Comparison of the year ended December 31, 2022 vs. December 31, 2021

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2022 and December 31, 2021 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing through the end of 2022); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the year ended December 31, 2022 compared to same period in 2021, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 68.1% from 64.6%, RevPAR to $87.08 from $69.59 and ADR to $127.83 from $107.69.

Revenues

Revenues increased by $7.3 million to $55.3 million during the year ended December 31, 2022, compared to $48.0 million for the same period in 2021.  The increase reflects higher revenues of $13.3 million for our Same Store properties which were attributable to the continuing economic recovery from the COVID-19 pandemic partially offset by a reduction in revenues of $6.0 million due to the 2022 Dispositions. Furthermore, the higher RevPAR and ADR reflect the effect of inflation on our room rental rates.

Property operating expenses

Property operating expenses increased by $6.7 million to $39.2 million during the year ended December 31, 2022 compared to $32.5 million for the same period in 2021. Excluding the reduction in property operating expenses of $3.1 million due to the 2022 Dispositions, our property operating expenses increased by $9.8 million for our Same Store properties.  The increase is substantially attributable to the higher occupancy during the 2022 period reflecting increases in room and food expenses of $4.8 million, franchise management fees of $1.7 million, payroll expenses of $1.2 million and other property operating expenses of $2.1 million.

Real estate taxes

Real estate taxes decreased by $0.3 million to $2.9 million during the year ended December 31, 2022 compared to $3.2 million for the same period in 2021 resulting from a decrease in real estate taxes of $0.1 million for our Same Store properties and a reduction in real estate taxes of $0.2 million due to the 2022 Dispositions.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $5.1 million during the year ended December 31, 2022 compared to $4.8 million for the same period in 2021. The increase is principally attributable to increases in professional fees and bad debt expense.

Depreciation and amortization

Depreciation and amortization expense decreased by $2.5 million to $7.9 million during the year ended December 31, 2022 compared to $10.4 million for the same period in 2021.  The decrease reflects lower depreciation and amortization expense of $1.7 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.8 million due to the 2022 Dispositions.

Interest expense

Interest expense was $6.7 million during the year ended December 31, 2022 compared to $6.0 million for the same period in 2021. Interest expense is primarily attributable to the financings associated with our hotels and reflects increases in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the years ended December 31, 2022, and 2021 notice was received from the U.S. Small Business Administration (the “SBA”) that $3.8 million and $3.4 million, respectively, of Paycheck Protection loans (the “PPP Loans”) and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for these amounts during those periods. See Note 7 of the Notes to Consolidated Financial Statements.

Gain on sale of investment property

During the year ended December 31, 2022, we recognized an aggregate gain on the sale of investment property of $8.5 million consisting of a first quarter gain of $7.5 million related to the sale of the Courtyard – Paso Robles on March 22, 2022 and a third quarter gain of $1.0 million related to the sale of the TownePlace Suites - Little Rock on July 14, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $3.4 million during the year ended December 31, 2022 compared to $44 for the same period in 2021. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our consolidated hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $42.2 million of cash on hand, restricted cash of $0.3 million and marketable securities of $4.2 million. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2022, we have mortgage indebtedness totaling $118.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2022, our total borrowings aggregated $118.5 million which represented 65% of our net assets.

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

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Asset management fees (general and administrative costs)	$2,739	$2,954

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash flows provided by/(used in) operating activities	$2,263	$(416)
Net cash flows provided by/(used in) investing activities	45,532	(3,065)
Net cash flows (used in)/provided by financing activities	(22,188)	2,017
Change in cash, cash equivalents and restricted cash	25,607	(1,464)
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423
Cash, cash equivalents and restricted cash, end of period	$42,566	$16,959

Operating activities

The cash provided by operating activities of $2.3 million for the year ended December 31, 2022 consisted of our net income of $8.9 million plus depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $9.1 million partially offset by an aggregate gain recognized in connection with the sales of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock of $8.5 million, a gain on debt forgiveness of $3.8 million, income from investments in unconsolidated affiliated entities of $3.4 million and net changes in operating assets and liabilities of $0.1 million.

Investing activities

The cash provided by investing activities of $45.5 million for the year ended December 31, 2022 consists primarily of the following:

●	capital expenditures of $0.8 million;

●	$2.1 million of net proceeds from the sale of marketable securities;

●	$36.7 million of aggregate proceeds from the sales of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock; and

●	$5.6 million of aggregate distributions from our investment in the Brownmill Joint Venture and $2.0 million of aggregate distributions from our investment in the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $22.2 million for the year ended December 31, 2022 consists primarily of the following:

●	debt principal payments of $18.0 million;

●	payments of loan fees and expenses of $0.4 million;

●	net margin loan payments of $2.3 million;

●	distributions to noncontrolling interests of $0.1 million; and

●	redemption and cancellation of Common Shares of $1.4 million.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors reopened the SRP only for redemptions submitted in connection with either a stockholder’s death or hardship and set the price for all such purchases at our current estimated net asset value per share of common stock, as determined by the Board of Directors and reported by the Company from time to time, on the date of redemption. Additionally, beginning on January 1, 2022, any requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

Our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Redemption requests are expected to be processed on a quarterly basis and may be subject to pro ration if either type of redemption requests exceed the annual limitation.

For the year ended December 31, 2022 we repurchased 158,885 Common Shares at a weighted average price per share of $8.89. For the year ended December 31, 2021 we repurchased 98,866 Common Shares at a weighted average price per share of $8.02.

Distributions

Common Shares

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions on our Common Shares. As a result, there were no distributions declared during the years ended December 31, 2022 and 2021.

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of December 31, 2022.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$118,485	$-	$-	$-	$-	$-	$118,485
Interest payments(1)	6,611	-	-	-	-	-	6,611
Total Contractual Mortgage Obligations	$125,096	$-	$-	$-	$-	$-	$125,096

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month AMERIBOR rate as of December 31, 2022 was used.

Revolving Credit Facility

We, through certain subsidiaries, have a non-recourse revolving credit facility (the “Revolving Credit Facility”) with a financial institution. The Revolving Credit Facility provides a line of credit of up to $140.0 million pursuant to which we may designate our hotel properties as collateral that allow borrowings up to a 65.0% loan-to-value ratio subject to also meeting certain financial covenants. The Revolving Credit Facility provides for monthly interest-only payments and the entire principal balance is due upon its scheduled expiration.

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on September 15, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on September 6, 2022, the Revolving Credit Facility was amended and is now scheduled to mature on September 15, 2023. In connection with the amendment of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor.

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

As of December 31, 2022, all 12 of our majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2022. We currently intend to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors.

We are currently in compliance with respect to all of our financial debt covenants.

Courtyard – Paso Robles Mortgage Loan

In connection with our acquisition of the Courtyard – Paso Robles on December 14, 2017, we assumed its mortgage loan (the “Courtyard - Paso Robles Mortgage Loan”). On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles (See Note 3 of the Notes to Consolidated Financial Statements) and we were legally released from any ongoing obligation.

PPP Loans

In April 2020, we, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.3 million through the PPP Loans originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. During the first quarter of 2021, the Borrowers received an additional aggregate funding of $3.7 million of PPP Loans. The PPP Loans were classified as Notes Payable in the consolidated balance sheets.

The PPP Loans each had a term of five years and provided for an interest rate of 1.00%. The payment of principal and interest on the PPP Loan was deferred until the day that the forgiven amount was remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appeals a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever is earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contained customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower could apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. In the event all or any portion of a PPP Loan was forgiven, the amount forgiven was applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans were forgiven.

During the years ended December 31, 2022 and 2021, we received notices from the SBA that all of the PPP Loans received and their related accrued interest had been legally forgiven and therefore no amounts were owed as of December 31, 2022. As a result, during the years ended December 31, 2022 and 2021, we recognized a gain on forgiveness of debt of $3.8 million and $3.4 million, respectively, in its consolidated statements of operations.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by our Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

We and Lightstone III each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

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

Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that both before and after we have deployed all of our offering proceeds, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses incurred for business combinations, amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

We believe that, because MFFO excludes costs that we consider more reflective of non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

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

The below table illustrates the items deducted from or added to net income/(loss) in the calculation of FFO and MFFO. Items are presented net of noncontrolling interest portions where applicable.

	For the Years Ended
	December 31, 2022	December 31, 2021
Net income/(loss)	$8,888	$(5,399)
FFO adjustments:
Depreciation and amortization of real estate assets	7,945	10,383
Gain on sale of investment property	(8,524)	-
Adjustments to equity in earnings from unconsolidated entities, net	(888)	1,745
FFO	7,421	6,729
MFFO adjustments:

Adjustments to equity in earnings from unconsolidated entities, net	(219)	(238)
Gain on forgiveness of debt (1)	(3,791)	(3,387)
Mark-to-market adjustments(2)	380	44
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(1)	83	-
MFFO	3,874	3,148
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$3,874	$3,148

Net income/(loss)	$8,888	$(5,399)

Less: (income)/loss attributable to noncontrolling interests	(45)	79
Net income/(loss) applicable to Company’s common shares	$8,843	$(5,320)
Net income/(loss) per common share, basic and diluted	$0.51	$(0.31)

FFO	$7,421	$6,729
Less: FFO attributable to noncontrolling interests	(221)	(132)
FFO attributable to Company’s common shares	$7,200	$6,597
FFO per common share, basic and diluted	$0.42	$0.38

MFFO - IPA recommended format	$3,874	$3,148
Less: MFFO attributable to noncontrolling interests	(147)	(67)
MFFO attributable to Company’s common shares	$3,727	$3,081

Weighted average number of common shares outstanding, basic and diluted	17,229	17,407

Notes:

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008 (date of inception) through December 31, 2022
FFO	$77,550
Distributions declared	$85,040

FFO attributable to our Common Shares for the year ended December 31, 2022 was $7.2 million and cash flow provided by operations was $2.3 million. FFO attributable to our Common Shares for the year ended December 31, 2021 was $6.6 million and cash flow used in operations was $0.4 million. There were no distributions paid during the years ended December 31, 2022 and 2021.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT II, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Investment Property and Investments in Unconsolidated Affiliated Entities – Impairment Evaluation

As of December 31, 2022, the Company had investment property, net of accumulated depreciation, of approximately $180.1 million and investments in unconsolidated affiliated entities of $13.8 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated entities. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property and investments in unconsolidated affiliated entities may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future operating income, the holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analysis over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2023

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021

Assets
Investment property:
Land and improvements	$32,208	$36,709
Building and improvements	177,550	203,660
Furniture and fixtures	33,037	36,313
Construction in progress	125	119
Gross investment property	242,920	276,801
Less accumulated depreciation	(62,835)	(61,626)
Net investment property	180,085	215,175

Investments in unconsolidated affiliated entities	13,793	17,958
Cash and cash equivalents	42,233	15,126
Marketable securities, available for sale	4,193	6,777
Restricted cash	333	1,833
Accounts receivable and other assets	4,805	3,867

Total Assets	$245,442	$260,736

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,977	$6,525
Margin loan	-	2,292
Mortgages payable, net	118,180	136,167
Notes payable	-	3,746
Due to related party	462	538
Total liabilities	126,619	149,268

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.1 million and 17.3 million shares issued and outstanding, respectively	171	173
Additional paid-in-capital	144,971	146,308
Accumulated other comprehensive income	7	-
Accumulated deficit	(37,663)	(46,506)
Total Company stockholders’ equity	107,486	99,975

Noncontrolling interests	11,337	11,493

Total Stockholders’ Equity	118,823	111,468

Total Liabilities and Stockholders’ Equity	$245,442	$260,736

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021

Revenues	$55,261	$47,991

Expenses:
Property operating expenses	39,239	32,522
Real estate taxes	2,899	3,198
General and administrative costs	5,129	4,803
Depreciation and amortization	7,945	10,383
Total expenses	55,212	50,906

Interest and dividend income	431	272
Interest expense	(6,686)	(6,015)
Gain on forgiveness of debt	3,791	3,387
Gain on sale of investment property	8,524	-
Other expense, net	(579)	(172)
Income from investments in unconsolidated affiliated entities	3,358	44
Net income/(loss)	8,888	(5,399)

Less: net (income)/loss attributable to noncontrolling interests	(45)	79

Net income/(loss) applicable to Company’s common shares	$8,843	$(5,320)

Net loss per Company’s common share, basic and diluted	$0.51	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	17,229	17,407

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021

Net income/(loss)	$8,888	$(5,399)

Other comprehensive income/(loss):
Holding gain/(loss) on available for sale securities	7	(82)
Other comprehensive income/(loss)	7	(82)

Comprehensive income/(loss)	8,895	(5,481)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(45)	79

Comprehensive income/(loss) attributable to the Company’s common shares	$8,850	$(5,402)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

			Additional	Accumulated Other			Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity

BALANCE, December 31, 2020	17,430	$174	$147,100	$82	$(41,186)	$11,599	$117,769

Net loss	-	-	-	-	(5,320)	(79)	(5,399)
Other comprehensive loss	-	-	-	(82)	-	-	(82)
Contributions of noncontrolling interests	-	-	-	-	-	78	78
Distributions paid to noncontrolling interests	-	-	-	-	-	(105)	(105)
Redemption and cancellation of shares	(99)	(1)	(792)	-	-	-	(793)

BALANCE, December 31, 2021	17,331	$173	$146,308	$-	$(46,506)	$11,493	$111,468

Net income	-	-	-	-	8,843	45	8,888
Other comprehensive income	-	-	-	7	-	-	7
Acquisition of non-controlling interest in a subsidiary	-	-	74	-	-	(94)	(20)
Distributions paid to noncontrolling interests	-	-	-	-	-	(107)	(107)
Redemption and cancellation of shares	(159)	(2)	(1,411)	-	-	-	(1,413)

BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,888	$(5,399)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,945	10,383
Amortization of deferred financing costs	328	369
Gain on sale of investment property	(8,524)	-
Unrealized loss on marketable equity securities	380	44
Gain on forgiveness of debt	(3,791)	(3,387)
Income from investments in unconsolidated affiliated entities	(3,358)	(44)
Other non-cash adjustments	486	181
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,508)	(1,194)
Increase/(decrease) in accounts payable and other accrued expenses	1,499	(1,289)
Decrease in due to related party	(82)	(80)

Net cash provided by/(used in) operating activities	2,263	(416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(843)	(510)
Purchase of noncontrolling interest in a subsidiary	(20)	-
Purchase of marketable securities	(887)	-
Proceeds from sale of marketable debt securities	3,015	-
Proceeds from sale of investment property, net of closing costs	36,744	-
Investments in unconsolidated affiliated entities	-	(3,325)
Distributions from unconsolidated affiliated entities	7,523	770

Net cash provided by/(used in) investing activities	45,532	(3,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(17,979)	(200)
Payments on margin loan, net	(2,292)	(402)
Payment of loan fees and expenses	(397)	(307)
Proceeds received from notes payable	-	3,746
Redemption and cancellation of common shares	(1,413)	(793)
Contribution of noncontrolling interests	-	78
Distributions to noncontrolling interests	(107)	(105)

Net cash (used in)/provided by financing activities	(22,188)	2,017

Change in cash, cash equivalents and restricted cash	25,607	(1,464)
Cash, cash equivalents and restricted cash, beginning of year	16,959	18,423

Cash, cash equivalents and restricted cash, end of year	$42,566	$16,959

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2022, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns and operates commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the United States. However, its commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of December 31, 2022, we (i) majority owned and consolidated the operating results and financial condition of 12 limited-service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (“Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a 183-room limited-service hotel located in Long Island City, New York (the “Hilton Garden Inn – Long Island City”). The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between the Company and related parties.

As of December 31, 2022, seven of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2022, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone I and the unrelated minority owners are accounted for as noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

The Company has no employees. The Company’s Advisor and its affiliates perform a full range of real estate services for it, including asset management, accounting, legal, and property management, as well as investor relations services.

The Company is dependent on the Advisor and its affiliates for services that are essential to it, including asset management and acquisition, disposition and financing activities, and other general administrative responsibilities. If the Advisor and its affiliates are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

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

On January 17, 2023, the Company’s stockholders approved an amendment and restatement to the Company’s charter pursuant to which the Company is no longer required to either (a) amend its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, the Company’s business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic, and other changes in economic conditions, may adversely affect the Company’s results of operations and financial performance.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Associate General Partner

In connection with the Company’s Offerings, the Associate General Partner contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Hotel Joint Venture held by Lightstone I and (ii) membership interests held by minority owners in one of the Company’s hotels.

The Company’s Sponsor, Advisor and its affiliates, including the Special Limited Partner, are related parties of the Company as well as the other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation and reimbursement for services and costs incurred related to the investment, management and disposition of our assets during the Company’s acquisition, operational and liquidation stages. The compensation levels during the acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

See Notes 4 and 9 for additional information.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2022, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment property and investments in other unconsolidated real estate entities and depreciable lives of long-lived assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Investments in other unconsolidated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control and is not considered to be the primary beneficiary are accounted for using the equity method.

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

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021

Cash and cash equivalents	$42,233	$15,126
Restricted cash	333	1,833
Total cash, cash equivalents and restricted cash	$42,566	$16,959

Supplemental disclosure of cash flow information:

Cash paid for interest	$6,107	$8,091
Holding loss on available for sale securities	$7	$82

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

For the Years Ended December 31, 2022 and 2021

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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
Revenues	2022	2021
Room	$52,744	$45,803
Food, beverage and other	2,517	2,188

Total revenues	$55,261	$47,991

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value.  The Company uses judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.   The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

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

The Company believes no impairment of its investments in unconsolidated affiliated entities existed as of December 31, 2022 and 2021.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its income and property and to U.S. federal income taxes and excise taxes on its undistributed income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through taxable REIT subsidiaries (“TRSs”), including when it acquires a hotel it usually establishes a TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2022 and 2021, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, margin loan, notes payable and due to related party approximated their fair values as of December 31, 2022 and 2021 because of the short maturity of these instruments.

As of December 31, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

The carrying amount and estimated fair value of our mortgages payable as of December 31, 2021 are as follows:

	Carrying Amount	Estimated Fair Value
Mortgages payable	$136,464	$136,592

The fair value of our mortgages payable was determined by discounting the future contractual interest and principal payments by market interest rates.

Concentration of Risk

At December 31, 2022 and 2021, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

For the Years Ended December 31, 2022 and 2021

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

Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the transaction, the Company also fully defeased a mortgage loan (the “Courtyard – Paso Robles Mortgage Loan”) with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.5 million during the year ended December 31, 2022. See Note 7.

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”) to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility and its net proceeds after closing and other costs, pro rations and working capital adjustments were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized a gain on the sale of investment property of $1.0 million during the year ended December 31, 2022. See Note 7.

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

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2022	December 31, 2021
Brownmill Joint Venture	Various	48.6%	$4,204	$6,793
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,589	11,165
Total investments in unconsolidated affiliated real estate entities			$13,793	$17,958

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed to the Company an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2022, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2022, the Company received distributions from the Brownmill Joint Venture aggregating $5.6 million. During the year ended December 31, 2021, the Company made aggregate capital contributions of $2.0 million and received distributions from the Brownmill Joint Venture aggregating $0.3 million.

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

The following table represents the condensed income statements for the Brownmill Joint Venture for the periods indicated:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$4,139	$3,919

Property operating expenses	1,792	1,467
Depreciation and amortization	823	767

Operating income	1,524	1,685

Gain on disposition of real estate (1)	5,816	-
Interest expense and other, net	(563)	(655)
Net income	$6,777	$1,030
Company’s share of earnings (48.6%)	$3,293	$501
Additional depreciation and amortization expense (2)	(316)	(124)
Company’s earnings from investment	$2,977	$377

Notes:

(1)	During the year ended December 31, 2022, the Brownmill Joint Venture recognized a gain on disposition of real estate of $5.8 million in connection with the sale of an outparcel of land and the buildings and improvements thereon at Browntown Shopping Center for a contractual sales price of $10.5 million on August 12, 2022.
(2)	Additional depreciation and amortization expense is attributable to the difference between the Company’s cost of its interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of	As of
	December 31, 2022	December 31, 2021

Real estate, at cost (net)	$12,860	$17,830
Cash and restricted cash	1,422	1,152
Other assets	1,283	1,518
Total assets	$15,565	$20,500

Mortgage payable	$13,341	$13,594
Other liabilities	662	666
Members’ capital	1,562	6,240
Total liabilities and members’ capital	$15,565	$20,500

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

The Company and Lightstone REIT III each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company’s membership interest in the Hilton Garden Inn Joint Venture is a co-managing interest. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. The Company commenced recording its allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to its membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, it has made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$11,353	$7,545

Property operating expenses	6,646	4,306
General and administrative costs	21	34
Depreciation and amortization	2,443	2,496

Operating income	2,243	709

Interest expense and other, net	(1,997)	(1,755)
Gain on forgiveness of debt	516	381
Net income/(loss)	$762	$(665)
Company’s share of net income/(loss) (50.0%)	$381	$(333)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2022	December 31, 2021

Investment property, net	$50,254	$52,415
Cash	1,231	2,841
Other assets	1,276	1,204
Total assets	$52,761	$56,460

Mortgage payable, net	$32,233	$33,115
Other liabilities	1,920	1,585
Members’ capital	18,608	21,760
Total liabilities and members’ capital	$52,761	$56,460

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity securities	$3,620	$-	$(321)	$3,299

Debt securities:
United States Treasury Bills	887	7	-	894

Total	$4,507	$7	$(321)	$4,193

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$6,718	$59	$-	$6,777

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

As of December 31, 2022 and 2021, the Company’s United States Treasury Bills were classified as Level 1 assets and the Company’s equity securities were classified as Level 2 assets. There were no transfers between the level classifications during the years ended December 31, 2022 and 2021.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The fair values of the Company’s United States Treasury Bills are measured using quoted prices in active markets for identical assets and equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account and due on demand. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. The amount outstanding under this margin loan was $2.3 million as of December 31, 2021. The Company repaid the entire outstanding balance of the Margin Loan ($2.3 million) during the first quarter of 2022 with the proceeds from the sale of marketable securities. The margin loan bears interest at LIBOR plus 0.85% (4.39% as of December 31, 2022).

6.	Mortgages Payable, Net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2022	Maturity Date	Amount Due at Maturity	As of December 31, 2022	As of December 31, 2021

Revolving Credit Facility	AMERIBOR plus 3.15% (floor of 4.00%)	5.09%	September 2023	$118,485	$118,485	$123,045

Courtyard – Paso Robles			Repaid in full	-	-	13,419

Total mortgages payable		5.09%		$118,485	118,485	136,464

Less: Deferred financing costs					(305)	(297)

Total mortgages payable, net					$118,180	$136,167

AMERIBOR as of December 31, 2022 was 4.64%. LIBOR as of December 31, 2021 was  0.10%.

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

Except as discussed below, the Revolving Credit Facility, which was scheduled to mature on September 15, 2022, bore interest at LIBOR plus 3.15%, subject to a 4.00% floor. However, on September 6, 2022, the Revolving Credit Facility was amended and is now scheduled to mature on September 15, 2023. In connection with the amendment of the Revolving Credit Facility, the interest rate was prospectively changed to AMERIBOR plus 3.15%, subject to a 4.00% floor.

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

For the Years Ended December 31, 2022 and 2021

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

On July 14, 2022, in connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on the Revolving Credit Facility. See Note 3.

As of December 31, 2022, all of the Company’s 12 majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of December 31, 2022. The Company currently intends to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that it will be successful in such endeavors.

The Company is currently in compliance with respect to all of its financial debt covenants.

Courtyard – Paso Robles Mortgage Loan

In connection with the Company’s acquisition of the Courtyard – Paso Robles on December 14, 2017, it assumed the Courtyard – Paso Robles Mortgage Loan. The Courtyard – Paso Robles Mortgage Loan was scheduled to mature in November 2023, bore interest at a fixed rate of 5.49% and required monthly principal and interest payments of $79 through its stated maturity with a balloon payment of $13.0 million due at maturity.  On March 22, 2022, the Courtyard – Paso Robles Mortgage Loan was fully defeased in connection with the disposition of the Courtyard – Paso Robles. See Note 3.

Principal Mortgage Maturities

The following table, based on the initial terms of the mortgages, sets forth their aggregate estimated contractual principal maturities, including balloon payments due at maturity, as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$118,485	$-	$-	$-	$-	$-	$118,485

Less: deferred financing costs							(305)

Total principal maturities, net							$118,180

Pursuant to the Company’s loan agreements, escrows in the amount of $0.3 million and $1.8 million were held in restricted cash accounts as of December 31, 2022 and 2021, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

7.	Notes Payable

In April 2020, the Company, through various subsidiaries (each such entity, a “Borrower” and collectively, the “Borrowers”), received aggregate funding of $3.3 million through loans (the “PPP Loans”) originated under the federal Paycheck Protection Program, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”).  During the first quarter of 2021, the Borrowers received an additional aggregate funding of $3.7 million of PPP Loans. The PPP Loans are classified as Notes Payable in the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The PPP Loans each had a term of five years and provided for an interest rate of 1.00%. The payment of principal and interest on the PPP Loans was deferred until the day that the forgiven amount is remitted to the lender (approximately five months after the forgiveness application is submitted to the lender, unless the Borrower appealed a denial of forgiveness) or ten months after the end of the Borrower’s covered period, whichever was earlier. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loans were to be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note for each of the PPP Loans contained customary events of default relating to, among other things, payment defaults and breach of representations and warranties or of provisions of the relevant promissory note. Under the terms of the CARES Act, each Borrower could apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act. In the event all or any portion of a PPP Loan was forgiven, the amount forgiven was applied to outstanding principal and recorded as income. The PPP Loans are subject to audit by the SBA for up to six years after the date the loans were forgiven.

During the years ended December 31, 2022 and 2021, the Company received notices from the SBA that all of the PPP Loans received and their related accrued interest had been legally forgiven and therefore no amounts were owed as of December 31, 2022. As a result, during the years ended December 31, 2022 and 2021, the Company recognized a gain on forgiveness of debt of $3.8 million and $3.4 million, respectively, in its consolidated statements of operations.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Under its charter, the Company cannot make certain material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of our stock entitled to vote on the matter. These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) to the extent required under Maryland law, its merger, consolidation or the sale or other disposition of all or substantially all of its assets.

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

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions. As a result, there were no distributions declared during the years ended December 31, 2022 and 2021.

On March 22, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record on the close of business on the last day of the quarter end.

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

SRP

The Company’s share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death or hardship and set the price for all such purchases to the Company’s current estimated net asset value per share of common stock, as determined by the Board of Directors and reported by the Company from time to time.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

For the year ended December 31, 2022 the Company repurchased 158,885 Common Shares at a weighted average price per share of $8.89. For the year ended December 31, 2021 the Company repurchased 98,866 Common Shares at a weighted average price per share of $8.02.

Noncontrolling Interests

See Notes 1 and 9 for additional information on Noncontrolling Interests and the distribution rights related to the Subordinated Profits Interests, respectively.

9.	Related Party and Other Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

The following table summarizes all the compensation and fees the Company paid or may pay to the Advisor and its affiliates, including amounts to reimburse their costs in providing services. Additionally, the Special Limited Partner has made contributions to the Operating Partnership in exchange for Subordinated Participation Interests in the Operating Partnership that may entitle the Special Limited Partner to subordinated distributions as described in the table below.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Subordinated Profits Interests

In connection with the Company’s Offerings, Lightstone SLP II LLC, an affiliate of the Company’s Sponsor, contributed an aggregate of $17.7 million consisting of (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture (see Note 4) valued at $4.8 million to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million, which are included in noncontrolling interests in the consolidated balance sheets.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following tables provide further information with respect to the Company’s distributions during its liquidating stage and operating stage, respectively:

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Asset management fees (general and administrative costs)	$2,739	$2,954

10.	Commitments and Contingencies

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

Franchise Agreements

As of December 31, 2022, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART II. CONTINUED:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2023 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors	2023	2008
George R. Whittemore	73	Director	2023	2008
Yehuda “Judah” L. Angster	40	Director	2023	2021

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

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	62	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	70	President and Chief Operating Officer
Joseph Teichman	49	General Counsel
Seth Molod	59	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the Securities Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2022, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2022.

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

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our sponsor), in part, for their services rendered to us. From our inception through December 31, 2022, the Company has not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 (payable in quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10,000 (payable in quarterly installments). Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving his or her annual fee in cash, an independent director is entitled to receive the annual fee in the form of our common shares or a combination of common shares and cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2023 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstone REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II

David Lichtenstein (1)	20,000	0.12%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.12%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by The Lightstone Group, LLC, which is majority owned by David Lichtenstein. The Lightstone Group, LLC served as our Sponsor during our initial public offerings, which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

●	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

●	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

●	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an advisor asset management fee of 0.95% of our average invested assets and we reimburse some expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2022 and 2021 were $2.7 million and $3.0 million, respectively.

We have various agreements with the Sponsor, Advisor and their affiliates to pay certain fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements.

Lightstone SLP II, LLC

In connection with our Offerings, Lightstone SLP II, LLC acquired 177.0 Subordinated Profits Interests in the Operating Partnership for aggregate consideration of $17.7 million. These Subordinated Profits Interests, for which the aggregate consideration of $17.7 million will only be repaid after stockholders receive a stated preferred return and their net investment, entitle Lightstone SLP II, LLC to a portion of any regular distributions made by the Operating Partnership.

There were no distributions declared on the Subordinated Profits Interests during the years ended December 31, 2022 and 2021. From our inception through December 31, 2022, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Investments in Unconsolidated Affiliated Entities

Brownmill Joint Venture

During 2010 through 2012, we entered into various contribution agreements with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Sponsor, pursuant to which LGH contributed an aggregate 48.6% membership interest in the Brownmill Joint Venture to us in exchange for us issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of December 31, 2022, we own a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2022, we received distributions from the Brownmill Joint Venture aggregating $5.6 million. During the year ended December 31, 2021, we made aggregate capital contributions of $2.0 million and received distributions from the Brownmill Joint Venture aggregating $0.3 million.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a REIT also sponsored by our Sponsor and a related party, acquired, through the newly formed Hilton Garden Inn Joint Venture the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

We and Lightstone III each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

As of December 31, 2022, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through December 31, 2022, we made an aggregate of $2.8 million of additional capital contributions (all of which was made prior to 2022) and received aggregate distributions of $4.0 million (of which $2.0 million was received in 2022).

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Consolidated Hotel Joint Venture

As of December 31, 2022, seven of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone I”), a related party REIT also sponsored by the Lightstone Group, LLC. We and Lightstone I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. The membership interest of Lightstone REIT I is accounted for as noncontrolling interests.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees (a)	$331,000	$297,000
Tax Fees (b)	175,000	167,000

Total Fees	$506,000	$464,000

Notes:

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual financial statements and interim reviews, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.

(b)	Fees for a tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT II, Inc.’s audited financial statements as of and for the year ended December 31, 2022.

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

Based on the reviews and discussions referred to above, we recommend to the board of directors that the financial statements referred to above be included in Lightstone Value Plus REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Audit Committee

George R. Whittemore
Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT II, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to primarily invest in full-service or limited-service hotels, including extended-stay hotels. Even though the Company has and expects to continue primarily to invest in hotels, it has and may continue to invest in other types of real estate.

Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical office properties. The Company has and expects to continue to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. The Company has not established any limits on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk.

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

Financing Policies

The Company has and expects to continue to utilize leverage for its properties. The number of different properties the Company will acquire may be affected by numerous factors, including, the amount of funds available to it. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to the Company, the Company may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. There is no limitation on the amount the Company may invest in any single property or on the amount the Company can borrow for the purchase of any property.

The Company has and expects to continue to limit its aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of the independent directors and is disclosed to the Company’s stockholders. The Company may also incur short-term indebtedness, having a maturity of two years or less. By operating on a leveraged basis, the Company may have more funds available for investment in properties. This may allow the Company to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Although the Company’s liability for the repayment of indebtedness is expected to be limited to the value of the property securing the liability and the rents or profits derived therefrom, the Company’s use of leveraging increases the risk of default on the mortgage payments and a resulting foreclosure of a particular property. To the extent that the Company does not obtain mortgage loans on the Company’s properties, the Company’s ability to acquire additional properties will be restricted. The Company will endeavor to obtain financing on the most favorable terms available.

Policy on Sale or Disposition of Properties

The Company’s Board will determine whether a particular property should be sold or otherwise disposed of after considering the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving its principal investment objectives.

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. . Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under federal income tax laws.

When the Company sells a property, it intends to obtain an all-cash sale price. However, the Company may take a purchase money obligation secured by a mortgage on the property as partial payment, and there are no limitations or restrictions on the Company’s ability to take such purchase money obligations. The terms of payment to the Company will be affected by customs in the area in which the property being sold is located and the then prevailing economic conditions. If the Company receives notes and other property instead of cash from sales, these proceeds, other than any interest payable on these proceeds, will not be available for distributions until and to the extent the notes or other property are actually paid, sold, refinanced or otherwise disposed. Therefore, the distribution of the proceeds of a sale to the stockholders may be delayed until that time. In these cases, the Company will receive payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

Independent Directors

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2022

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(8)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Second Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2(7)	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1(3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

(7)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

(8)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 23, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: March 29, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2023
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 29 2023
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 29, 2023
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 29, 2023
Yehuda “Judah” L. Angster