Form 10-Q
period 2023-03-31
Lightstone Value Plus REIT II, Inc.
filed 2023-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 7, 2023, there were approximately 17.1 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$32,208	$32,208
Building and improvements	177,578	177,550
Furniture and fixtures	33,136	33,037
Construction in progress	209	125
Gross investment property	243,131	242,920
Less accumulated depreciation	(64,691)	(62,835)
Net investment property	178,440	180,085

Investments in unconsolidated affiliated entities	13,838	13,793
Cash and cash equivalents	36,288	42,233
Marketable securities, available for sale	8,898	4,193
Restricted cash	363	333
Accounts receivable and other assets	5,036	4,805
Total Assets	$242,863	$245,442

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$7,476	$7,977
Mortgage payable, net	118,143	118,180
Distributions payable	1,285	-
Due to related party	453	462
Total Liabilities	127,357	126,619

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.1 million shares issued and outstanding	171	171
Additional paid-in-capital	144,798	144,971
Accumulated other comprehensive income	-	7
Accumulated deficit	(40,763)	(37,663)
Total Company stockholders’ equity	104,206	107,486
Noncontrolling interests	11,300	11,337
Total Stockholders’ Equity	115,506	118,823
Total Liabilities and Stockholders’ Equity	$242,863	$245,442

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$13,983	$13,077

Expenses:
Property operating expenses	9,954	9,561
Real estate taxes	464	636
General and administrative costs	1,192	1,381
Depreciation and amortization	1,860	2,268
Total expenses	13,470	13,846

Interest expense	(2,374)	(1,498)
Gain on forgiveness of debt	-	593
Gain on sale of investment property	342	7,746
Loss from investments in unconsolidated affiliated entities	(264)	(89)
Other expense, net	(73)	(277)
Net (loss)/income	(1,856)	5,706
Less: net loss attributable to noncontrolling interests	41	25
Net (loss)/income applicable to Company’s common shares	$(1,815)	$5,731

Net (loss)/income per Company’s common share, basic and diluted	$(0.11)	$0.33

Weighted average number of common shares outstanding, basic and diluted	17,158	17,286

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net (loss)/income	$(1,856)	$5,706

Other comprehensive loss:
Holding loss on marketable securities, available for sale	(7)	-
Comprehensive (loss)/income	(1,863)	5,706

Less: Comprehensive loss attributable to noncontrolling interests	41	25

Comprehensive (loss)/income attributable to the Company’s common shares	$(1,822)	$5,731

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

	Common Stock		Additional Paid-In		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital		Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	-	$(46,506)	$11,493	$111,468

Net income	-	-	-	-	5,731	(25)	5,706
Distributions to noncontrolling interests	-	-	-		-	(48)	(48)
Redemption and cancellation of shares	(62)	-	(497)		-	-	(497)

BALANCE, March 31, 2022	17,269	$173	$145,811	-	$(40,775)	$11,420	$116,629

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(1,815)	(41)	(1,856)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Distributions declared (a)	-	-	-	-	(1,285)	-	(1,285)
Contributions of noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(18)	-	(173)	-	-	-	(173)

BALANCE, March 31, 2023	17,154	$171	$144,798	$-	$(40,763)	$11,300	$115,506

(a)	Distributions per share were $0.075.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,856)	$5,706
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	1,860	2,268
Amortization of deferred financing costs	102	85
Gain on sale of investment property	(342)	(7,746)
Gain on forgiveness of debt	-	(593)
Loss from investments in unconsolidated affiliated entities	264	89
Other non-cash adjustments	232	387
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(311)	(2,356)
(Decrease)/increase in accounts payable and other accrued expenses	(159)	1,129
Decrease in due to related party	(9)	(2)
Net cash used in operating activities	(219)	(1,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(210)	(215)
Proceeds from the sale of marketable securities	987	3,015
Purchases of marketable securities	(5,856)	-
Proceeds from sale of investment property, net of closing costs	-	31,192
Contributions to unconsolidated affiliated entities	(445)	-
Distributions from unconsolidated affiliated entities	137	143
Net cash (used in)/provided by investing activities	(5,387)	34,135

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(13,419)
Payment on margin loan	-	(2,292)
Payment of loan fees and expenses	(140)	-
Redemption and cancellation of common shares	(173)	(497)
Distributions to noncontrolling interests	-	(48)
Contributions of noncontrolling interests	4	-
Net cash used in financing activities	(309)	(16,256)

Change in cash, cash equivalents and restricted cash	(5,915)	16,846
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of period	$36,651	$33,805

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,196	$1,467
Distributions declared	$1,285	$-
Holding loss on marketable securities, available for sale	$7	$-

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$36,288	$15,933
Restricted cash	363	17,872
Total cash, cash equivalents and restricted cash	$36,651	$33,805

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

1.	Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2023, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between the Company and related parties.

As of March 31, 2023, seven of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2023, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Noncontrolling Interests

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net sale proceeds upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

See Note 7 for additional information with respect to the Subordinated Profits Interests.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of the Company’s hotels.

Related Parties

The Company’s Sponsor, Advisor and its affiliates, including the Associate General Partner, are related parties of the Company as well as the other public REITs also sponsored and/or advised by these entities. Certain of these entities are entitled to compensation and reimbursement for services and costs incurred related to the investment, management and disposition of the Company’s assets during its acquisition, operational and liquidation stages. The compensation levels during the Company’s acquisition and operational stages are based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. See Note 7 for additional information.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of March 31, 2023, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT II, Inc. and Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment properties and investments in other unconsolidated real estate entities and depreciable lives of long-lived assets. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

The consolidated balance sheet as of December 31, 2022 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K.

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

Income Taxes

The Company has elected to be taxed as a REIT commencing with the taxable year ended December 31, 2009. If the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on its taxable income or capital gain that it distributes to its stockholders. To maintain its REIT qualification, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at the regular corporate rate, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
	2023	2022
Revenues
Room	$13,325	$12,507
Food, beverage and other	658	570
Total revenues	$13,983	$13,077

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Disposition Activities

During the three months ended March 31, 2023, the Company recognized a gain on the sale of investment property of $0.3 million related to the sale of one of its hotels in 2017.

Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the transaction, the Company also fully defeased a mortgage loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and its net proceeds after closing and other costs, pro rations and working capital adjustments were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.7 million during the first quarter of 2022.

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”), to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a principal paydown on its revolving credit facility (the “Revolving Credit Facility”) and its net proceeds after closing and other costs, pro rations and working capital adjustments were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized gain on the sale of investment property of $0.8 million during the third quarter of 2022.

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

Gain on Forgiveness of Debt

During the three months ended March 31, 2022, notice was received from the U.S. Small Business Administration that $0.6 million of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for that amount during the period.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of March 31, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and uncertainty as a result of recent banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

3.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2023	December 31, 2022
Brownmill Joint Venture	Various	48.6%	$4,173	$4,204
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,665	9,589
Total investments in unconsolidated affiliated real estate entities			$13,838	$13,793

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

As of March 31, 2023, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2023 and 2022, the Company received distributions from the Brownmill Joint Venture aggregating $137 and $143, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenue	$969	$1,038
Property operating expenses	238	449
Depreciation and amortization	186	212
Operating income	545	377
Interest expense and other, net	(284)	(170)
Net income	$261	$207
Company’s share of net income	$127	$101
Additional depreciation and amortization expense (1)	(21)	(31)
Company’s net income from investment	$106	$70

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2023	December 31, 2022
Real estate, at cost (net)	$12,702	$12,860
Cash and restricted cash	1,449	1,422
Other assets	1,519	1,283
Total assets	$15,670	$15,565

Mortgage payable	$13,274	$13,341
Other liabilities	854	662
Members’ capital	1,542	1,562
Total liabilities and members’ capital	$15,670	$15,565

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

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its scheduled maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

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

As of March 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2023, it has made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the three months ended March 31, 2023) and received aggregate distributions of $4.0 million.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$2,029	$2,168
Property operating expenses	1,507	1,428
General and administrative costs	26	10
Depreciation and amortization	609	620
Operating (loss)/income	(113)	110
Interest expense	(626)	(427)
Net loss	$(739)	$(317)
Company’s share of net loss (50.00%)	$(370)	$(158)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2023	December 31, 2022
Investment property, net	$49,716	$50,254
Cash	1,290	1,231
Other assets	1,023	1,276
Total assets	$52,029	$52,761

Mortgage payable, net	$32,232	$32,233
Other liabilities	1,038	1,920
Members’ capital	18,759	18,608
Total liabilities and members’ capital	$52,029	$52,761

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities	$9,376	$-	$(478)	$8,898

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities	$3,620	$-	$(321)	$3,299

Debt securities:
United States Treasury Bills	887	7	-	894
Total	$4,507	$7	$(321)	$4,193

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2023 and December 31, 2022, the Company’s United States Treasury Bills and money market funds were classified as Level 1 assets and the Company’s equity securities were classified as Level 2 assets. There were no transfers between the level classifications during the three months ended March 31, 2023. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to related party approximated their fair values as of March 31, 2023 and December 31, 2022 because of the short maturity of these instruments.

As of March 31, 2023 and December 31, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of March 31, 2023 and December 31, 2022. The margin loan bears interest at LIBOR plus 0.85% (5.71% as of March 31, 2023).

5.	Mortgage payable, net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2023	Maturity Date	Amount Due at Maturity	As of March 31, 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR plus 3.15% (floor of 4.00%)	7.75%	September 2023	$118,485	$118,485	$118,485

Less: Deferred financing costs					(342)	(305)

Total mortgages payable, net					$118,143	$118,180

AMERIBOR as of March 31, 2023 and December 31, 2022 was 4.95% and 4.64%, respectively.

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of March 31, 2023, all of the Company’s 12 majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2023. The Company currently intends to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that it will be successful in such endeavors.

As of March 31, 2023, the Company was in compliance with respect to all of its financial debt covenants.

6.	Company’s Stockholder’s Equity

Distributions on Common Shares

On March 22, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On April 15, 2023, the distribution for the three-month period ending March 31, 2023 of $1.3 million was paid in cash.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On May 11, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the three months ended March 31, 2023, the Company repurchased 18,351 Common Shares at a weighted average price per share of $9.45. For the three months ended March 31, 2022, the Company repurchased 62,043 Common Shares at a weighted average price per share of $8.02.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the applicable period.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

7.	Related Parties

The Company’s Sponsor, Advisor and their affiliates, including the Special Limited Partner, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements. Additionally, the Company’s ability to secure financing and its real estate operations are dependent upon its Advisor and its affiliates to perform such services as provided in these agreements. Amounts the Company owes to the Advisor and its affiliated entities are principally for asset management fees, and are classified as due to related parties on the consolidated balance sheets.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Asset management fees (general and administrative costs)	$659	$738

The advisory agreement has a one year term and is renewable for an unlimited number of successive one year periods upon the mutual consent of the Advisor and the Company’s independent directors. Payments to the Advisor or its affiliates may include asset acquisition fees and the reimbursement of acquisition-related expenses, development fees and the reimbursement of development-related costs, financing coordination fees, asset management fees or asset management participation, and construction management fees. The Company may also reimburse the Advisor and its affiliates for actual expenses it incurs for administrative and other services provided for it. Upon the liquidation of the Company’s assets, it may pay the Advisor or its affiliates a disposition commission.

Subordinated Profits Interests

In connection with the Company’s Offerings, the Associate General Partner, an affiliate of the Company’s Sponsor, contributed an aggregate of $17.7 million consisting of (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for 177.0 Subordinated Profits Interests in the Operating Partnership with an aggregate value of $17.7 million, which are included in noncontrolling interests in the consolidated balance sheets.

These Subordinated Profit Interests, for which the aggregate consideration of $17.7 million will be repaid only after stockholders receive a stated preferred return in addition to their net investment, entitle the Associate General Partner to a portion of any regular distributions made by the Operating Partnership. There were no distributions paid on the Subordinated Profit Interests through December 31, 2016. However, in connection with the Board of Directors declaration of a special distribution on the Company’s Common Shares on February 28, 2017, they also declared that distributions be brought current through December 31, 2016 on the Subordinated Profits Interests at a 7% annualized rate of return which amounted to $4.2 million and were paid to the Associate General Partner on March 15, 2017. Beginning with the first quarter of 2017, the Company’s Board of Directors declared and the Company paid regular quarterly distributions on the Subordinated Profits Interests at an annualized rate of 7.0% along with the regular quarterly distributions on its Common Shares for all quarterly periods through December 31, 2019.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Management Agreements

The Company’s hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising. The Management Agreements are for terms ranging from 1 year to 10 years, however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of March 31, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Lightstone Value Plus REIT II, Inc. and Subsidiaries and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Lightstone Value Plus REIT II, Inc., a Maryland corporation, and, as required by context, Lightstone Value Plus REIT II LP and its wholly owned subsidiaries, which we collectively refer to as the “Operating Partnership”. Dollar amounts are presented in thousands, except per share data, revenue per available room (“RevPAR”), average daily rate (“ADR”), annualized revenue per square foot and where indicated in millions.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust, or REIT;

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2023, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own and operate commercial properties and makes real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the United States. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of March 31, 2023, we (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between the Company and related parties.

As of March 31, 2023, seven of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

On January 17, 2023 our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of March 31, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges, developments related to the COVID-19 pandemic and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2023	Annualized Revenues based on rents as of March 31, 2023	Annualized Revenues per square foot as of March 31, 2023
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	91%	$3.0 million	$19.41

			Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR for the Three Months Ended
Hospitality	Location	Year Built	Available Rooms	March 31, 2023	March 31, 2023	March 31, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	16,470	78%	$112.55	$144.44

Consolidated Properties:

			Year to Date	Percentage Occupied for the Three Months Ended	RevPAR for the Three Months Ended	ADR for the Three Months Ended
Hospitality	Location	Year Built	Available Rooms	March 31, 2023	March 31, 2023	March 31, 2023
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,690	56%	$66.07	$118.26

Aloft - Tucson	Tucson, Arizona	1971	13,860	78%	$148.88	$189.87

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,240	62%	$65.48	$105.98

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	15,930	70%	$62.06	$88.58

Courtyard - Willoughby	Willoughby, Ohio	1999	8,100	54%	$70.34	$130.04

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	9,180	63%	$49.89	$94.02

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	8,730	63%	$56.25	$89.62

Hampton Inn - Miami	Miami, Florida	1996	11,340	88%	$151.25	$171.74

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	9,360	90%	$174.17	$194.45

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,590	44%	$64.09	$145.77

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,480	51%	$109.83	$216.88

Residence Inn - Needham	Needham, Massachusetts	2013	11,880	72%	$100.81	$139.20

		Hospitality Total	142,380	65%	$93.59	$144.52

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2023 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Disposition Activities

Disposition of the Courtyard – Paso Robles

On March 22, 2022, we completed the disposition of a 130-room hotel located in Paso Robles, California, which operates as a Courtyard by Marriott (the “Courtyard – Paso Robles”), to an unaffiliated third party, for a contractual sales price of $32.3 million. In connection with the disposition of the Courtyard – Paso Robles, we recognized a gain on the sale of investment property of $7.7 million during the first quarter of 2022.

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, we completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”), to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, we recognized a gain on the sale of investment property of $0.8 million during the third quarter of 2022.

The dispositions of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock (collectively, the “2022 Dispositions”) did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the 2022 Dispositions are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the three months ended March 31, 2023 vs. March 31, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the three months ended March 31, 2023 and 2022 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing through the first quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the three months ended March 31, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 65% from 62%, RevPAR to $93.59 from $77.66 and ADR to $144.52 from $126.20.

Revenues

Revenues increased by $0.9 million to $14.0 million during the three months ended March 31, 2023 compared to $13.1 million for the same period in 2022. The increase reflects higher revenues of $2.5 million for our Same Store properties as a result of the higher occupancy, RevPAR and ADR during the 2023 period partially offset by a reduction in revenues of $1.6 million attributable to the 2022 Dispositions.

Property operating expenses

Property operating expenses increased by $0.4 million to $10.0 million during the three months ended March 31, 2023 compared to $9.6 million for the same period in 2022. Excluding the reduction in property operating expenses of $1.2 million attributable to the 2022 Dispositions, our property operating expenses increased by $1.6 million for our Same Store properties. The increase reflects the higher occupancy during the 2023 period as well rising costs due to inflation leading to higher room and food expenses of $0.8 million, franchise management fees of $0.2 million, payroll expenses of $0.2 million and other property operating expenses of $0.4 million.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.5 million during the three months ended March 31, 2023 compared to $0.6 million for the same period in 2022.

General and administrative costs

General and administrative costs decreased by $0.2 million to $1.2 million during the three months ended March 31, 2023 compared to $1.4 million for the same period in 2022. The decrease is attributable to a lower professional fees and a reduction in asset management fees of $0.1 million resulting from the 2022 Dispositions.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $1.9 million during the three months ended March 31, 2023 compared to $2.3 million for the same period in 2022. The decrease reflects slightly lower depreciation and amortization expense of $0.1 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.3 million attributable to the 2022 Dispositions.

Interest expense

Interest expense increased by $0.9 million to $2.4 million during the three months ended March 31, 2023 compared to $1.5 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended March 31, 2022, notice was received from the U.S. Small Business Administration that $0.6 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Gain on sale of investment property

During the three months ended March 31, 2023, we recognized a gain on the sale of investment property of $0.3 million related to the sale of a hospitality property in 2017.

During the three months ended March 31, 2022, we recognized a gain on the sale of investment property of $7.7 million in connection with the sale of the Courtyard – Paso Robles on March 22, 2022.

Loss from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

In light of the COVID-19 pandemic’s impact on our operating performance, we previously negotiated various changes to the terms of our revolving credit facility (the “Revolving Credit Facility”), including modifications of financial covenants and an extension option. See “Contractual Mortgage Obligations” for additional information.

As of March 31, 2023, we had $36.3 million of cash on hand, restricted cash of $0.4 million and marketable securities of $8.9 million. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. Additionally, we currently intend to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors. However, we may also obtain additional funds through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2023, we have mortgage indebtedness totaling $118.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2023, our total borrowings aggregated $118.5 million which represented 66% of our net assets.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make certain payments to our Advisor, including payments related to asset acquisition fees and asset management fees, and the reimbursement of acquisition-related expenses to our Advisor. We also reimburse our advisor for actual expenses it incurs for administrative and other services provided to us.

The advisory agreement has a one year term and is renewable for an unlimited number of successive one year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Asset management fees (general and administrative costs)	$659	$738

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(219)	$(1,033)
Net cash (used in)/provided by investing activities	(5,387)	34,135
Net cash used in financing activities	(309)	(16,256)
Change in cash, cash equivalents and restricted cash	(5,915)	16,846
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of the period	$36,651	$33,805

Operating activities

The cash used in operating activities of $0.2 million for the three months ended March 31, 2023 consisted of our net loss of $1.9 million plus a gain recognized the sale of investment property of $0.3 million and net changes in operating assets and liabilities of $0.5 million partially offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $2.2 million and the loss from investments in unconsolidated affiliated entities of $0.3 million.

Investing activities

The cash used in investing activities of $5.4 million for the three months ended March 31, 2023 consists primarily of the following:

●	capital expenditures of $0.2 million;

●	$0.4 million of aggregate investment in the Hilton Garden Inn Joint Venture;

●	$4.9 million net purchases of marketable securities; and

●	$0.1 million of distributions from our investment in the Brownmill Joint Venture.

Financing activities

The cash used in financing activities of $0.3 million for the three months ended March 31, 2023 consists primarily of the following:

●	payment of loan fees and expenses of $0.1 million; and

●	redemption and cancellation of common shares of $0.2 million.

Distributions on Common Shares

On March 22, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On April 15, 2023, the distribution for the three-month period ending March 31, 2023 of $1.3 million was paid in cash.

On May 11, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated net asset value per share of common stock, as determined by our board of directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

On the above noted date, the Board of Directors established that on an annual basis, we would not redeem in excess of 0.5% of the number of shares outstanding as of the end of the preceding year for either death or hardship redemptions, respectively. Additionally, redemption requests generally would be processed on a quarterly basis and would be subject to proration if either type of redemption requests exceeded the annual limitation.

For the three months ended March 31, 2023, we repurchased 18,351 Common Shares at a weighted average price per share of $9.45. For the three months ended March 31, 2022, we repurchased 62,043 Common Shares at a weighted average price per share of $8.02.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2023.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$118,485	$-	$-	$-	$-	$-	$118,485
Interest payments(1)	4,476	-	-	-	-	-	4,476
Total Contractual Mortgage Obligations	$122,961	$-	$-	$-	$-	$-	$122,961

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month AMERIBOR rate as of March 31, 2023 was used.

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

Subsequently, on March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one year extension option at the lender’s sole discretion; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral.

As of March 31, 2023, all 12 of our majority owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of March 31, 2023. We currently intend to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors.

As of March 31, 2023, we were in compliance with respect to all of our financial debt covenants.

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of March 31, 2023. The margin loan bears interest at LIBOR plus 0.85% (5.71% as of March 31, 2023).

Investments in Unconsolidated Affiliated Entities

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by our Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn — Long Island City from an unrelated third party for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term, non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50.0% membership interest in the Hilton Garden Inn Joint Venture.

The Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its scheduled maturity on March 27, 2023. The Hilton Garden Inn Mortgage is collateralized by the Hilton Garden Inn – Long Island City.

We and Lightstone REIT III each have a 50.0% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. We commenced recording our allocated portion of profit/loss and cash distributions beginning as of March 27, 2018 with respect to our membership interest of 50.0% in the Hilton Garden Inn Joint Venture.

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

As of March 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with respect to all of its financial debt covenants.

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through March 31, 2023, we made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the three months ended March 31, 2023) and received aggregate distributions of $4.0 million.

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

	For the Three Months Ended March 31,
	2023	2022
Net (loss)/income	$(1,856)	$5,706
FFO adjustments:
Depreciation and amortization of real estate assets	1,860	2,268
Gain on sale of investment property	(342)	(7,746)
Adjustments to equity in earnings from unconsolidated affiliated entities	415	444

FFO	77	672
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	20	4
Amortization of above or below market leases and liabilities(1)	-	-
Gain on forgiveness of debt(1)	-	(593)
Mark-to-market adjustments(2)	158	240
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	83

MFFO	255	406
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$255	$406

Net (loss)/income	$(1,856)	$5,706
Less: loss attributable to noncontrolling interests	41	25
Net(loss)/income applicable to Company’s common shares	$(1,815)	$5,731
Net(loss)/income per common share, basic and diluted	$(0.11)	$0.33

FFO	$77	$672
Less: FFO attributable to noncontrolling interests	-	(21)
FFO attributable to Company’s common shares	$77	$651
FFO per common share, basic and diluted	$-	$0.04

MFFO - IPA recommended format	$255	$406
Less: MFFO attributable to noncontrolling interests	-	(6)
MFFO attributable to Company’s common shares	$255	$400

Weighted average number of common shares outstanding, basic and diluted	17,158	17,286

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008 (date of inception) through March 31, 2023
FFO attributable to Company’s common shares	$77,627
Distributions declared	$86,325

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of any accounting standards that have been adopted during 2023 and any accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 15, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: May 15, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)