Form 10-Q
period 2023-06-30
Lightstone Value Plus REIT II, Inc.
filed 2023-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 7, 2023, there were approximately 17.1 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Investment property:
Land and improvements	$26,134	$32,208
Building and improvements	145,956	177,550
Furniture and fixtures	28,548	33,037
Construction in progress	208	125
Gross investment property	200,846	242,920
Less accumulated depreciation	(55,509)	(62,835)
Net investment property	145,337	180,085

Investments in unconsolidated affiliated entities	13,725	13,793
Cash and cash equivalents	33,585	42,233
Marketable securities, available for sale	8,993	4,193
Restricted cash	414	333
Accounts receivable and other assets	4,351	4,805
Assets held for sale	27,881	-
Total Assets	$234,286	$245,442

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$6,704	$7,977
Mortgage payable, net	118,244	118,180
Distributions payable	1,281	-
Due to related party	456	462
Liabilities held for sale	1,206	-
Total Liabilities	127,891	126,619

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.1 million shares issued and outstanding	170	171
Additional paid-in-capital	144,210	144,971
Accumulated other comprehensive income	-	7
Accumulated deficit	(49,167)	(37,663)
Total Company stockholders’ equity	95,213	107,486
Noncontrolling interests	11,182	11,337
Total Stockholders’ Equity	106,395	118,823
Total Liabilities and Stockholders’ Equity	$234,286	$245,442

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$15,345	$15,152	$29,328	$28,229

Expenses:
Property operating expenses	10,559	10,035	20,513	19,596
Real estate taxes	672	854	1,136	1,490
General and administrative costs	1,246	1,168	2,438	2,549
Depreciation and amortization	1,809	1,923	3,669	4,191
Impairment charge	5,000	-	5,000	-
Total expenses	19,286	13,980	32,756	27,826

Interest expense	(2,544)	(1,361)	(4,918)	(2,859)
Gain on forgiveness of debt	-	259	-	852
(Loss)/gain on sale of investment property	(3)	(65)	339	7,681
Earnings from investments in unconsolidated affiliated entities	(30)	298	(294)	209
Other expense, net	(723)	(118)	(796)	(395)

Net (loss)/income	(7,241)	185	(9,097)	5,891

Less: net loss/(income) attributable to noncontrolling interests	118	(24)	159	1

Net (loss)/income applicable to Company’s common shares	$(7,123)	$161	$(8,938)	$5,892

Net (loss)/income per Company’s common share, basic and diluted	$(0.42)	$0.01	$(0.52)	$0.34

Weighted average number of common shares outstanding, basic and diluted	17,112	17,248	17,135	17,267

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(7,241)	$185	$(9,097)	$5,891

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	(7)	-
Comprehensive (loss)/income	(7,241)	185	(9,104)	5,891

Less: Comprehensive loss/(income) attributable to noncontrolling interests	118	(24)	159	1

Comprehensive (loss)/income attributable to the Company’s common shares	$(7,123)	$161	$(8,945)	$5,892

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional				Total
	Common		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Deficit	Interests	Equity
BALANCE, March 31, 2022	17,269	$173	$145,811	-	$(40,775)	$11,420	$116,629

Net income	-	-	-	-	161	24	185
Distributions to noncontrolling interests	-	-	-		-	(10)	(10)
Redemption and cancellation of shares	(28)	(1)	(266)		-	-	(267)

BALANCE, June 30, 2022	17,241	$172	$145,545	-	$(40,614)	$11,434	$116,537

			Additional				Total
	Common		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	-	$(46,506)	$11,493	$111,468

Net income	-	-	-	-	5,892	(1)	5,891
Distributions to noncontrolling interests	-	-	-		-	(58)	(58)
Redemption and cancellation of shares	(90)	(1)	(763)		-	-	(764)

BALANCE, June 30, 2022	17,241	$172	$145,545	-	$(40,614)	$11,434	$116,537

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, March 31, 2023	17,154	$171	$144,798	$-	$(40,763)	$11,300	$115,506

Net loss	-	-	-	-	(7,123)	(118)	(7,241)
Distributions declared(a)	-	-	-	-	(1,281)	-	(1,281)
Redemption and cancellation of shares	(58)	(1)	(588)	-	-	-	(589)

BALANCE, June 30, 2023	17,096	$170	$144,210	$-	$(49,167)	$11,182	$106,395

(a)	Distributions per share were $0.075.

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(8,938)	(159)	(9,097)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Distributions declared(a)	-	-	-	-	(2,566)	-	(2,566)
Contributions of noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(76)	(1)	(761)	-	-	-	(762)

BALANCE, June 30, 2023	17,096	$170	$144,210	$-	$(49,167)	$11,182	$106,395

(a)	Distributions per share were $0.150.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(9,097)	$5,891
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,669	4,191
Impairment charge	5,000	-
Amortization of deferred financing costs	203	160
Gain on sale of investment property	(339)	(7,681)
Gain on forgiveness of debt	-	(852)
Earnings from investments in unconsolidated affiliated entities	294	(209)
Other non-cash adjustments	318	608
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(572)	(2,287)
(Decrease)/increase in accounts payable and other accrued expenses	(61)	837
Decrease in due to related party	(6)	(60)
Net cash (used in)/provided by operating activities	(591)	598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(646)	(280)
Proceeds from the sale of marketable securities	2,957	3,015
Purchases of marketable securities	(7,878)	-
Proceeds from sale of investment property, net of closing costs	-	31,126
Contributions to unconsolidated affiliated entities	(445)	-
Distributions from unconsolidated affiliated entities	219	1,663
Net cash (used in)/provided by investing activities	(5,793)	35,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	-	(13,419)
Payment on margin loan	-	(2,292)
Payment of loan fees and expenses	(140)	-
Redemption and cancellation of common shares	(762)	(764)
Distributions paid to noncontrolling interests	-	(58)
Distributions paid to common stockholders	(1,285)	-
Contributions of noncontrolling interests	4	-
Net cash used in financing activities	(2,183)	(16,533)

Change in cash, cash equivalents and restricted cash	(8,567)	19,589
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of period	$33,999	$36,548

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$4,615	$2,733
Cash paid for income taxes	$1,395	$189
Distributions declared, but not paid	$1,281	$-
Holding loss on marketable securities, available for sale	$7	$-

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$33,585	$18,656
Restricted cash	414	17,892
Total cash, cash equivalents and restricted cash	$33,999	$36,548

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2023, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of June 30, 2023, seven of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2023, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There were no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through June 30, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of June 30, 2023, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The Company’s income tax expense are included in other expense, net on its consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded income tax expense of $1.2 million and $1.4 million, respectively, primarily consisting of estimated state income tax due. During the three and six months ended June 30, 2022, the Company recorded estimated income tax expense of $48.

As of June 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2023	2022	2023	2022
Room	$14,548	$14,515	$27,873	$27,023
Food, beverage and other	797	637	1,455	1,206
Total revenues	$15,345	$15,152	$29,328	$28,229

Gain on Forgiveness of Debt

During the three and six months ended June 30, 2022, notice was received from the U.S. Small Business Administration that $0.3 million and $0.9 million, respectively, of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for those amounts during the respective periods.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Risk

As of June 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

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

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

3.	Held for Sale and Disposition Activities

Held for Sale - Florida Hotel Portfolio

On May 8, 2023, the Hotel Joint Venture, which the Company majority owns and consolidates, through its subsidiaries (collectively, the “Sellers”), and Vista Acquisitions Inc. (the “Florida Hotel Portfolio Buyer”), an unaffiliated third party, entered into a purchase and sale agreement, as amended, (the “Florida Hotel Portfolio Agreement”) pursuant to which the Sellers would dispose of (i) a 126-room limited service hotel which operates as a Hampton Inn, located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room select service hotel which operates as a Hampton Inn & Suites, located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, and collectively the “Florida Hotel Portfolio”), to the Florida Hotel Portfolio Buyer for an aggregate contractual sales price of $28.0 million. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $5.0 million on the consolidated statements of operations to reduce the carrying value of the Florida Hotel Portfolio to its fair value less costs to sell of $27.1 million as of June 30, 2023. See Note 1 for additional information on the Hotel Joint Venture.

As of June 30, 2023, the Florida Hotel Portfolio met all of the required criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of June 30, 2023.

The following summary presents the major components of assets and liabilities held for sale, of as the date indicated.

As of
June 30, 2023
Net investment property	$27,068
Accounts receivable and other assets	813
Total assets held for sale	$27,881

Accounts payable and other accrued expenses	$1,206
Total liabilities held for sale	$1,206

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Disposition Activities

During the six months ended June 30, 2023, the Company recognized a gain on the sale of investment property of $0.3 million related to the sale of one of its hotels in 2017.

Disposition of Florida Hotel Portfolio

On July 18, 2023 and July 21, 2023, the Sellers completed the sale of the Hampton Inn & Suites - Fort Lauderdale and the Hampton Inn - Miami to the Florida Hotel Portfolio Buyer for $11.5 million and $16.5 million, respectively, pursuant to the terms of the Florida Hotel Portfolio Agreement. In connection with these transactions, the Sellers were required to use an aggregate of $16.7 million of the net proceeds to make principal paydowns on a revolving credit facility (the “Revolving Credit Facility”), held by another subsidiary of the Company, reducing its outstanding balance to $101.8 million. The Hotel Joint Venture net proceeds from the disposition of the Florida Hotel Portfolio were $10.3 million (of which the Company’s share was $10.0 million and Lightstone REIT I’s was $0.3 million), after the principal paydowns on the Revolving Credit Facility, closing and other costs, pro rations and working capital adjustments. In connection with the disposition of the Florida Hotel Portfolio, the two hotels were released from the pledged collateral pool under the Revolving Credit Facility. Additionally, as a result of the sale of the Florida Hotel Portfolio, the number of remaining hotels owned by the Hotel Joint Venture has been reduced to five. See Note 1 and Note 6 for additional information.

The disposition of the Florida Hotel Portfolio does not qualify to be reported as discontinued operations since the disposition does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Florida Hotel Portfolio will be reflected in the Company’s results from continuing operations for all periods presented through its dates of disposition.

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

Disposition of the TownePlace Suites – Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room hotel located in Little Rock, Arkansas, which operates as a TownePlace Suites (the “TownePlace Suites - Little Rock”), to an unaffiliated third party, for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a required principal paydown on the Revolving Credit Facility and its net proceeds after closing and other costs, pro rations and working capital adjustments were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized gain on the sale of investment property of $0.8 million during the third quarter of 2022. In connection with the disposition of the TownePlace Suites – Little Rock, the hotel was released from the pledged collateral pool under the Revolving Credit Facility. See Note 6 for additional information.

The dispositions of both the Courtyard – Paso Robles and the TownePlace Suites - Little Rock did not qualify to be reported as discontinued operations since the dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Courtyard – Paso Robles and the TownePlace Suites - Little Rock are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2023	December 31, 2022
Brownmill Joint Venture	Various	48.6%	$4,220	$4,204
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,505	9,589
Total investments in unconsolidated affiliated real estate entities			$13,725	$13,793

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Sponsor and a related party, pursuant to which LGH contributed to the Company an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of June 30, 2023, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the six months ended June 30, 2023 and 2022, the Company received distributions from the Brownmill Joint Venture aggregating $219 and $438, respectively.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$972	$1,110	$1,941	$2,148

Property operating expenses	439	418	677	867
Depreciation and amortization	188	220	374	432

Operating income	345	472	890	849

Interest expense and other, net	(38)	(137)	(322)	(307)
Net income	$307	$335	$568	$542

Company’s share of net income	$149	$163	$276	$264
Additional depreciation and amortization expense(1)	(20)	(31)	(41)	(62)
Company’s earnings from investment	$129	$132	$235	$202

(1)	Additional depreciation and amortization expense relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2023	December 31, 2022
Investment property, net	$12,725	$12,860
Cash and restricted cash	1,363	1,422
Other assets	1,484	1,283
Total assets	$15,572	$15,565

Mortgage payable	$13,209	$13,341
Other liabilities	684	662
Members’ capital	1,679	1,562
Total liabilities and members’ capital	$15,572	$15,565

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25% (8.39% as of June 30, 2023), subject to a 6.41% floor, interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iii) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

Subsequent to the Company’s acquisition of its 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2023, it has made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the six months ended June 30, 2023) and received aggregate distributions of $4.0 million.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenues	$3,115	$2,910	$5,144	$5,078

Property operating expenses	1,907	1,518	3,414	2,946
General and administrative costs	106	6	132	16
Depreciation and amortization	596	606	1,205	1,226
Operating income	506	780	393	890
Interest expense	(825)	(448)	(1,451)	(875)
Net (loss)/income	$(319)	$332	$(1,058)	$15
Company’s share of net (loss)/income (50.00%)	$(159)	$166	$(529)	$8

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2023	December 31, 2022
Investment property, net	$49,131	$50,254
Cash	1,042	1,231
Other assets	1,677	1,276
Total assets	$51,850	$52,761

Mortgage payable, net	$32,231	$32,233
Other liabilities	1,178	1,920
Members’ capital	18,441	18,608
Total liabilities and members’ capital	$51,850	$52,761

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity securities	$9,428	$2	$(437)	$8,993

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity securities	$3,620	$-	$(321)	$3,299

Debt securities:
United States Treasury Bills	887	7	-	894
Total	$4,507	$7	$(321)	$4,193

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

As of June 30, 2023 and December 31, 2022, the Company’s United States Treasury Bills and money market funds were classified as Level 1 assets and the Company’s equity securities were classified as Level 2 assets. There were no transfers between the level classifications during the six months ended June 30, 2023. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses and due to related party approximated their fair values as of June 30, 2023 and December 31, 2022 because of the short maturity of these instruments.

As of June 30, 2023 and December 31, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

Nonrecurring Fair Value Measurements

During the second quarter of 2023 an impairment charge of $5.0 million was recorded on the consolidated statements of operations to reduce the carrying value of the Florida Hotel Portfolio to its fair value less costs to sell of $27.1 million as of June 30, 2023. In determining the fair value of the Florida Hotel Portfolio, the aggregate contractual sales price pursuant to the terms of the Florida Hotel Portfolio Agreement was used less costs to sell, which is considered a Level 1 input under the fair value hierarchy described above. The carrying value of the Florida Hotel Portfolio of $27.1 million is included in assets held for sale on the consolidated balance sheets as of June 30, 2023. See Note 3.

As of June 30, 2023, the Company did not have any other significant financial assets or liabilities which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of June 30, 2023 and December 31, 2022. The margin loan bears interest at LIBOR plus 0.85% (6.07% as of June 30, 2023).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

6.	Mortgage payable, net

Mortgage payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	for the Six Months Ended June 30, 2023	Maturity Date	Amount Due at Maturity	As of June 30, 2023	As of December 31, 2022
Revolving Credit Facility	AMERIBOR plus 3.15% (floor of 4.00%)	8.00%	September 2023	$118,485	$118,485	$118,485

Less: Deferred financing costs					(241)	(305)

Total mortgages payable, net					$118,244	$118,180

AMERIBOR as of June 30, 2023 and December 31, 2022 was 5.17% and 4.64%, respectively.

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

On March 31, 2021, the Revolving Credit Facility was further amended providing for (i) the Company to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) the Company to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion which was exercised on September 6, 2022; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral pool.

In connection with the disposition of the TownePlace Suites – Little Rock on July 14, 2022, a required principal paydown of $4.6 million was made on the Revolving Credit Facility reducing its outstanding principal balance to $118.5 million and the hotel was released from the pledged collateral pool under the Revolving Credit Facility.

As of June 30, 2023, the Company’s 12 majority-owned and consolidated hotel properties were all pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2023.

Subsequently, on July 18, 2023 and July 21, 2023, in connection with the dispositions of the Hampton Inn & Suites – Fort Lauderdale and Hampton Inn – Miami, respectively, aggregate principal paydowns of $16.7 million were made on the Revolving Credit Facility reducing its outstanding principal balance to $101.8 million and the two hotels were released from the pledged collateral pool under the Revolving Credit Facility.

The Company currently intends to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that it will be successful in such endeavors.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

7.	Company’s Stockholder’s Equity

Distributions on Common Shares

On May 11, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On July 15, 2023, the distribution for the three-month period ending June 30, 2023 of $1.3 million was paid in cash.

On August 14, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the six months ended June 30, 2023, the Company repurchased 76,461 Common Shares at a weighted average price per share of $9.96. For the six months ended June 30, 2022, the Company repurchased 90,275 Common Shares at a weighted average price per share of $8.47.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$657	$680	$1,316	$1,418

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through June 30, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Franchise Agreements

As of June 30, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, to fund our anticipated capital expenditures, to meet the amount and timing of anticipated future cash distributions to our stockholders, to grow the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of June 30, 2023, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of June 30, 2023, we (i) majority owned and consolidated the operating results and financial condition of 12 limited service hotels containing a total of 1,582 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of June 30, 2023, seven of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Adverse Developments Affecting the Financial Services Industry and Concentration of Credit Risk

As of June 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2023	Annualized Revenues based on rents as of June 30, 2023	Annualized Revenues per square foot as of June 30, 2023
Unconsolidated Affiliated Entities:
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	91%	$3.0 million	$19.41

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2023	June 30, 2023	June 30, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	33,123	85%	$144.36	$170.33

Consolidated Properties:

			Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality	Location	Year Built	Available Rooms	June 30, 2023	June 30, 2023	June 30, 2023
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	25,521	68%	$92.98	$135.85

Aloft - Tucson	Tucson, Arizona	1971	27,874	70%	$114.95	$165.10

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	24,616	68%	$79.03	$115.71

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	32,037	75%	$70.62	$94.68

Courtyard - Willoughby	Willoughby, Ohio	1999	16,290	59%	$78.96	$133.22

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	18,462	60%	$64.00	$106.95

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	17,557	71%	$71.85	$101.65

Hampton Inn - Miami	Miami, Florida	1996	22,806	85%	$127.03	$149.61

Hampton Inn & Suites - Fort Lauderdale	Fort Lauderdale, Florida	1996	18,824	88%	$149.04	$169.11

Courtyard - Parsippany	Parsippany, New Jersey	2001	27,331	54%	$79.76	$147.81

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	31,132	53%	$107.33	$203.68

Residence Inn - Needham	Needham, Massachusetts	2013	23,892	82%	$131.21	$159.47

		Hospitality Total	286,342	69%	$97.34	$141.16

The Hampton Inn – Miami and the Hampton Inn & Suites – Fort Lauderdale are classified as held for sale along with their related assets and liabilities on the consolidated balance sheet as of June 30, 2023 and were both subsequently sold in July 2023. See “Held for Sale and Disposition Activities” below for additional information.

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2023 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Held for Sale and Disposition Activities

Held for Sale – Florida Hotel Portfolio

On May 8, 2023, the Hotel Joint Venture, which we majority own and consolidate, through its subsidiaries (collectively, the “Sellers”), and Vista Acquisitions Inc. (the “Florida Hotel Portfolio Buyer”), an unaffiliated third party, entered into a purchase and sale agreement, as amended, (the “Florida Hotel Portfolio Agreement”) pursuant to which we would dispose of (i) a 126-room limited service hotel which operates as a Hampton Inn, located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room select service hotel which operates as a Hampton Inn & Suites, located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale”, and collectively the “Florida Hotel Portfolio”), to the Florida Hotel Portfolio Buyer for an aggregate contractual sales price of $28.0 million. During the second quarter of 2023, we recorded a non-cash impairment charge of $5.0 million on the consolidated statements of operations to reduce the carrying value of the Florida Hotel Portfolio to its fair value less the costs to sell of $27.1 million as of June 30, 2023. See Note 1 of the Notes to Consolidated Financial Statements for additional information on the Hotel Joint Venture.

As of June 30, 2023, the Florida Hotel Portfolio met all of the required criteria to be classified as held for sale and therefore, its associated assets and liabilities are classified as held for sale in the consolidated balance sheet as of June 30, 2023.

Disposition Activities

Florida Hotel Portfolio

On July 18, 2023 and July 21, 2023, the Sellers completed the sales of the Hampton Inn & Suites - Fort Lauderdale and the Hampton Inn & Suites - Miami to the Buyers for $11.5 million and $16.5 million, respectively, pursuant to the terms of the Florida Hotel Portfolio Agreement. In connection with these transactions, the Hotel Joint Venture used an aggregate of $16.7 million of the net proceeds to make required principal paydowns on a revolving credit facility (the “Revolving Credit Facility”), held by another subsidiary of the Company, reducing its outstanding balance to $101.8 million. The Hotel Joint Venture’s net proceeds from the disposition of the Florida Hotel Portfolio were $10.3 million (of which our share was $10.0 million and Lightstone REIT I’s was $0.3 million), after the principal paydowns on the Revolving Credit Facility, closing and other costs, pro rations and working capital adjustments. In connection with the disposition of the Florida Hotel Portfolio, the two hotels were released from the pledged collateral pool under the Revolving Credit Facility. Additionally, as a result of the sale of the Florida Hotel Portfolio, the number of remaining hotels owned by the Hotel Joint Venture has been reduced to five. See Note 1 and Note 6 of the Notes to Consolidated Financial Statements for additional information.

The disposition of the Florida Hotel Portfolio does not qualify to be reported as discontinued operations since the disposition does not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of the Florida Hotel Portfolio will be reflected in our results from continuing operations for all periods presented through its date of disposition.

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

Disposition of the TownePlace Suites – Little Rock

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

Comparison of the three months ended June 30, 2023 vs. June 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, and depreciation and amortization for the three months ended June 30, 2023 and 2022 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing through the second quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the three months ended June 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $101.05 from $95.29 and ADR to $138.21 from $128.99 and a slight decrease in the percentage of rooms occupied to 73% from 74%.

Revenues

Revenues increased slightly by $0.1 million to $15.3 million during the three months ended June 30, 2023 compared to $15.2 million for the same period in 2022. The increase reflects higher revenues of $0.7 million for our Same Store properties, as a result of the higher RevPAR and ADR partially offset by decreases in occupancy in certain properties during the 2023 period, and a reduction in revenues of $0.6 million attributable to the 2022 Dispositions.

Property operating expenses

Property operating expenses increased by $0.6 million to $10.6 million during the three months ended June 30, 2023 compared to $10.0 million for the same period in 2022. Excluding the reduction in property operating expenses of $0.4 million attributable to the 2022 Dispositions, our property operating expenses increased by $1.0 million for our Same Store properties. The increase primarily reflects rising costs due to inflation leading to higher room and food expenses of $0.3 million, franchise management fees of $0.1 million other property operating expenses of $0.6 million.

Real estate taxes

Real estate taxes decreased by $0.2 million to $0.7 million during the three months ended June 30, 2023 compared to $0.9 million for the same period in 2022.

General and administrative costs

General and administrative costs were relatively unchanged at $1.2 million during both the three months ended June 30, 2023 and 2022.

Depreciation and amortization

Depreciation and amortization expense decreased slightly by $0.1 million to $1.8 million during the three months ended June 30, 2023 compared to $1.9 million for the same period in 2022.

Impairment charge

During the three months ended June 30, 2023, we recognized an impairment charge of $5.0 million to reduce the carrying value of the Florida Hotel Portfolio to its fair value less costs to sell as of June 30, 2023.

Interest expense

Interest expense increased by $1.1 million to $2.5 million during the three months ended June 30, 2023 compared to $1.4 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended June 30, 2022, notice was received from the U.S. Small Business Administration that $0.3 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $30 during the three months ended June 30, 2023 compared to income of $0.3 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Comparison of the six months ended June 30, 2023 vs. June 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the six months ended June 30, 2023 and 2022 are attributable to our consolidated hospitality properties, including the 2022 Dispositions through their respective dates of disposition.

As a result of the COVID-19 pandemic, room demand and rental rates for our consolidated and unconsolidated hotels significantly declined starting in March 2020 at the onset of the pandemic; and while these metrics have improved since then (late 2020 and continuing through the second quarter of 2023); room demand and rental rates still remain below their pre-pandemic historical levels for certain of our hotels. During the six months ended June 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 69% from 68%, RevPAR to $97.34 from $86.23 and ADR to $141.16 from $127.68.

Revenues

Revenues increased by $1.1 million to $29.3 million during the six months ended June 30, 2023 compared to $28.2 million for the same period in 2022. The increase reflects higher revenues of $3.2 million for our Same Store properties, as a result of the higher occupancy, RevPAR and ADR during the 2023 period, partially offset by a reduction in revenues of $2.1 million attributable to the 2022 Dispositions.

Property operating expenses

Property operating expenses increased by $0.9 million to $20.5 million during the six months ended June 30, 2023 compared to $19.6 million for the same period in 2022. Excluding the reduction in property operating expenses of $1.6 million attributable to the 2022 Dispositions, our property operating expenses increased by $2.5 million for our Same Store properties. The increase reflects the higher occupancy during the 2023 period as well rising costs due to inflation leading to higher room, food and beverage expenses of $1.1 million, franchise management fees of $0.3 million, payroll expenses of $0.2 million and other property operating expenses of $0.9 million.

Real estate taxes

Real estate taxes decreased by $0.4 million to $1.1 million during the six months ended June 30, 2023 compared to $1.5 million for the same period in 2022. Excluding the reduction in real estate taxes of $0.1 million attributable to the 2022 Dispositions, our real estate taxes decreased by $0.3 million for our Same Store properties.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $2.4 million during the six months ended June 30, 2023 compared to $2.5 million for the same period in 2022.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.5 million to $3.7 million during the six months ended June 30, 2023 compared to $4.2 million for the same period in 2022. The decrease reflects slightly lower depreciation and amortization expense of $0.2 million for our Same Store properties and a reduction in depreciation and amortization expense of $0.3 million attributable to the 2022 Dispositions.

Impairment charge

During the six months ended June 30, 2023, we recognized an impairment charge of $5.0 million to reduce the carrying value of the Florida Hotel Portfolio to its fair value less costs to sell as of June 30, 2023.

Interest expense

Interest expense increased by $2.0 million to $4.9 million during the six months ended June 30, 2023 compared to $2.9 million for the same period in 2022. Interest expense is primarily attributable to financings associated with our hotels and reflects both changes in market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the six months ended June 30, 2022, notice was received from the U.S. Small Business Administration that $0.9 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Gain on sale of investment property

During the six months ended June 30, 2023, we recognized a gain on the sale of investment property of $0.3 million related to the sale of a hospitality property in 2017.

During the six months ended June 30, 2022, we recognized a gain on the sale of investment property of $7.7 million in connection with the sale of the Courtyard – Paso Robles on March 22, 2022.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million during the six months ended June 30, 2023 compared to income of $0.2 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

As of June 30, 2023, we had $33.6 million of cash on hand and marketable securities of $9.0 million. Additionally, the sale of the Florida Hotel Portfolio during July 2023 generated $10.0 million of net proceeds to us after an aggregate of $16.7 million of required principal paydowns on our Revolving Credit Facility. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. Additionally, we currently intend to seek to extend or refinance the Revolving Credit Facility (remaining outstanding principal balance of $101.8 million after required principal paydowns aggregating $16.7 million made during July 2023) on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors. However, we may also obtain additional funds through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2023, we had mortgage indebtedness totaling $118.5 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders n our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2023, our total borrowings aggregated $118.5 million which represented 74% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$657	$680	$1,316	$1,418

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2023	2022
Net cash (used in)/provided by operating activities	$(591)	$598
Net cash (used in)/provided by investing activities	(5,793)	35,524
Net cash used in financing activities	(2,183)	(16,533)
	(8,567)	19,589
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of the period	$33,999	$36,548

Operating activities

The cash used in operating activities of $0.6 million for the six months ended June 30, 2023 consisted of our net loss of $9.1 million plus a gain recognized the sale of investment property of $0.3 million and net changes in operating assets and liabilities of $0.5 million partially offset by an impairment charge, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $9.1 million and the loss from investments in unconsolidated affiliated entities of $0.3 million.

Investing activities

The cash used in investing activities of $5.8 million for the six months ended June 30, 2023 consists primarily of the following:

●	capital expenditures of $0.6 million;

●	$0.4 million of aggregate investments in the Hilton Garden Inn Joint Venture;

●	$4.9 million net purchases of marketable securities; and

●	$0.2 million of distributions from our investment in the Brownmill Joint Venture.

Financing activities

The cash used in financing activities of $2.2 million for the six months ended June 30, 2023 consists primarily of the following:

●	payment of loan fees and expenses of $0.1 million;

●	redemption and cancellation of common shares of $0.8 million; and

●	distributions paid to common stockholders of $1.3 million.

Distributions on Common Shares

On May 11, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On July 15, 2023, the distribution for the three-month period ending June 30, 2023 of $1.3 million was paid in cash.

On August 14, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the six months ended June 30, 2023, we repurchased 76,461 Common Shares at a weighted average price per share of $9.96. For the six months ended June 30, 2022, we repurchased 90,275 Common Shares at a weighted average price per share of $8.47.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of June 30, 2023. This summary does not reflect required principal paydowns to our Revolving Credit Facility aggregating $16.7 million we made during July 2023 in connection with the sales of the Florida Hotel Portfolio.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$118,485	$-	$-	$-	$-	$-	$118,485
Interest payments(1)	2,107	-	-	-	-	-	2,107
Total Contractual Mortgage Obligations	$120,592	$-	$-	$-	$-	$-	$120,592

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month AMERIBOR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month AMERIBOR rate as of June 30, 2023 was used.

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

On March 31, 2021, the Revolving Credit Facility was further amended providing for (i) us to pledge the membership interests in another hotel as additional collateral within 45 days, (ii) us to fund an additional $2.5 million into the cash collateral reserve account; (iii) a waiver of all financial covenants for quarter-end periods through September 30, 2021 with a phased-in gradual return to the full financial covenant requirements over the quarter-end periods beginning December 31, 2021 through March 31, 2023; (iv) an extension of the maturity date from May 17, 2021 to September 15, 2022 upon the pledge of the additional collateral (which was subsequently completed on May 13, 2021); (v) one additional one-year extension option at the lender’s sole discretion, which was exercised on September 6, 2022; and (vi) certain limitations and restrictions on asset sales and additional borrowings related to the pledged collateral pool.

As of June 30, 2023, all 12 of our majority-owned and consolidated hotel properties were pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $118.5 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of June 30, 2023.

Subsequently, on July 18, 2023 and July 21, 2023, in connection with the dispositions of the Hampton Inn & Suites – Fort Lauderdale and Hampton Inn – Miami, respectively, aggregate principal paydowns of $16.7 million were made on the Revolving Credit Facility reducing its outstanding principal balance to $101.8 million and the two hotels were released from the pledged collateral pool under the Revolving Credit Facility.

We currently intend to seek to extend or refinance the Revolving Credit Facility on or before its maturity date of September 15, 2023, however, there can be no assurances that we will be successful in such endeavors.

As of June 30, 2023, we were in compliance with respect to all of our financial debt covenants.

In addition to the mortgage payable described above, a margin loan that was made available to us from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of June 30, 2023. The margin loan bears interest at LIBOR plus 0.85% (6.07% as of June 30, 2023).

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

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of the six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25% (8.39% as of June 30, 2023), subject to a 6.41% floor, interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iii) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture will fund $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

Subsequent to the acquisition of our 50.0% membership interest in the Hilton Garden Joint Venture through June 30, 2023, we made an aggregate of $3.2 million of additional capital contributions (of which $0.4 million were made during the six months ended June 30, 2023) and received aggregate distributions of $4.0 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(7,241)	$185	$(9,097)	$5,891
FFO adjustments:
Depreciation and amortization of real estate assets	1,809	1,923	3,669	4,191
Loss/(gain) on sale of investment property	3	65	(339)	(7,681)
Impairment charge	5,000	-	5,000	-
Income tax on sale of real estate	1,162	-	1,162	-
Adjustments to equity in earnings from unconsolidated affiliated entities	410	440	825	884
FFO	1,143	2,613	1,220	3,285
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	20	6	40	10
Gain on forgiveness of debt(1)	-	(259)	-	(852)
Mark-to-market adjustments(2)	(44)	150	114	390
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	-	-	83
MFFO - IPA recommended format	1,119	2,510	1,374	2,916

Net (loss)/income	$(7,241)	$185	$(9,097)	$5,891
Less: loss/(income) attributable to noncontrolling interests	118	(24)	159	1
Net (loss)/income applicable to Company’s common shares	$(7,123)	$161	$(8,938)	$5,892
Net (loss)/income per common share, basic and diluted	$(0.42)	$0.01	$(0.52)	$0.34

FFO	$1,143	$2,613	$1,220	$3,285
Less: FFO attributable to noncontrolling interests	73	(67)	73	(88)
FFO attributable to Company’s common shares	$1,216	$2,546	$1,293	$3,197
FFO per common share, basic and diluted	$0.07	$0.15	$0.08	$0.19

MFFO - IPA recommended format	$1,119	$2,510	$1,374	$2,916
Less: MFFO attributable to noncontrolling interests	(52)	(63)	(52)	(69)
MFFO attributable to Company’s common shares	$1,067	$2,447	$1,322	$2,847

Weighted average number of common shares outstanding, basic and diluted	17,112	17,248	17,135	17,267

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April 28, 2008 (date of inception) through June 30, 2023
FFO attributable to Company’s common shares	$77,681
Distributions declared	$87,606

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: August 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)