Form 10-Q
period 2023-09-30
Lightstone Value Plus REIT II, Inc.
filed 2023-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 7, 2023, there were approximately 17.0 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investment property:
Land and improvements	$26,150	$32,208
Building and improvements	146,028	177,550
Furniture and fixtures	28,699	33,037
Construction in progress	141	125
Gross investment property	201,018	242,920
Less accumulated depreciation	(57,003)	(62,835)
Net investment property	144,015	180,085

Investments in unconsolidated affiliated entities	13,581	13,793
Cash and cash equivalents	41,095	42,233
Marketable securities, available for sale	9,136	4,193
Restricted cash	476	333
Accounts receivable and other assets	4,640	4,805
Total Assets	$212,943	$245,442

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,011	$7,977
Mortgage payable, net	101,679	118,180
Distributions payable	1,279	-
Due to related party	378	462
Total Liabilities	110,347	126,619

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100.0 million shares authorized, 17.0 and 17.1 million shares issued and outstanding, respectively	169	171
Additional paid-in-capital	143,387	144,971
Accumulated other comprehensive income	-	7
Accumulated deficit	(51,884)	(37,663)
Total Company stockholders’ equity	91,672	107,486

Noncontrolling interests	10,924	11,337
Total Stockholders’ Equity	102,596	118,823

Total Liabilities and Stockholders’ Equity	$212,943	$245,442

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$12,592	$13,461	$41,920	$41,690

Expenses:
Property operating expenses	9,028	9,696	29,541	29,292
Real estate taxes	637	620	1,773	2,110
General and administrative costs	962	1,325	3,400	3,874
Depreciation and amortization	1,498	1,878	5,167	6,069
Impairment charge	-	-	5,000	-
Total expenses	12,125	13,519	44,881	41,345

Interest expense	(2,373)	(1,732)	(7,291)	(4,591)
Gain on forgiveness of debt	-	2,622	-	3,474
(Loss)/gain on sale of investment property, net	(225)	843	114	8,524
Earnings from investments in unconsolidated affiliated entities	211	3,082	(83)	3,291
Other income/(expense), net	497	163	(299)	(232)

Net (loss)/income	(1,423)	4,920	(10,520)	10,811

Less: net loss/(income) attributable to noncontrolling interests	(15)	(56)	144	(55)

Net (loss)/income applicable to Company’s common shares	$(1,438)	$4,864	$(10,376)	$10,756

Net (loss)/income per Company’s common share, basic and diluted	$(0.08)	$0.28	$(0.61)	$0.62

Weighted average number of common shares outstanding, basic and diluted	17,036	17,207	17,101	17,247

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,423)	$4,920	$(10,520)	$10,811

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	(7)	-
Comprehensive (loss)/income	(1,423)	4,920	(10,527)	10,811

Less: Comprehensive loss/(income) attributable to noncontrolling interests	(15)	(56)	144	(55)

Comprehensive (loss)/income attributable to the Company’s common shares	$(1,438)	$4,864	$(10,383)	$10,756

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional				Total
	Common		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Deficit	Interests	Equity
BALANCE, June 30, 2022	17,241	$172	$145,545	-	$(40,614)	$11,434	$116,537

Net income	-	-	-	-	4,864	56	4,920
Distributions to noncontrolling interests	-	-	-		-	(19)	(19)
Redemption and cancellation of shares	(46)	-	(435)		-	-	(435)

BALANCE, September 30, 2022	17,195	$172	$145,110	-	$(35,750)	$11,471	$121,003

			Additional				Total
	Common		Paid-In		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	-	$(46,506)	$11,493	$111,468

Net income	-	-	-	-	10,756	55	10,811
Distributions to noncontrolling interests	-	-	-		-	(77)	(77)
Redemption and cancellation of shares	(136)	(1)	(1,198)		-	-	(1,199)

BALANCE, September 30, 2022	17,195	$172	$145,110	-	$(35,750)	$11,471	$121,003

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, June 30, 2023	17,096	$170	$144,210	$-	$(49,167)	$11,182	$106,395

Net loss	-	-	-	-	(1,438)	15	(1,423)
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared(a)	-	-	-	-	(1,279)	-	(1,279)
Redemption and cancellation of shares	(82)	(1)	(823)	-	-	-	(824)

BALANCE, September 30, 2023	17,014	$169	$143,387	$-	$(51,884)	$10,924	$102,596

(a)	Distributions per share were $0.075.

			Additional	Accumulated Other			Total
	Common		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(10,376)	(144)	(10,520)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Contributions of noncontrolling interests	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared(a)	-	-	-	-	(3,845)	-	(3,845)
Redemption and cancellation of shares	(158)	(2)	(1,584)	-	-	-	(1,586)

BALANCE, September 30, 2023	17,014	$169	$143,387	$-	$(51,884)	$10,924	$102,596

(a)	Distributions per share were $0.225.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,520)	$10,811
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities:
Depreciation and amortization	5,167	6,069
Impairment charge	5,000	-
Amortization of deferred financing costs	305	236
Gain on sale of investment property, net	(114)	(8,524)
Gain on forgiveness of debt	-	(3,474)
Earnings from investments in unconsolidated affiliated entities	83	(3,291)
Other non-cash adjustments	380	796
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(433)	(1,227)
(Decrease)/increase in accounts payable and other accrued expenses	(626)	609
Decrease in due to related party	(84)	(77)
Cash (used in)/provided by operating activities	(842)	1,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(782)	(481)
Proceeds from the sale of marketable securities	3,436	3,015
Purchases of marketable securities	(8,511)	-
Proceeds from sale of investment property, net of closing costs	26,803	36,744
Contributions to unconsolidated affiliated entities	(445)	-
Distributions from unconsolidated affiliated entities	574	7,002
Cash provided by investing activities	21,075	46,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(16,667)	(17,979)
Payment on margin loan	-	(2,292)
Payment of loan fees and expenses	(140)	(406)
Redemption and cancellation of common shares	(1,586)	(1,199)
Distributions paid to noncontrolling interests	(273)	(77)
Distributions paid to common stockholders	(2,566)	-
Contributions of noncontrolling interests	4	-
Cash used in financing activities	(21,228)	(21,953)

Change in cash, cash equivalents and restricted cash	(995)	26,255
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of period	$41,571	$43,214

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$6,981	$4,252
Cash paid for income taxes	$1,400	$189
Distributions declared but not paid	$1,279	$-
Holding loss on marketable securities, available for sale	$7	$-

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$41,095	$43,025
Restricted cash	476	189
Total cash, cash equivalents and restricted cash	$41,571	$43,214

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2023, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of September 30, 2023, five of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2023, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through September 30, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of September 30, 2023, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the United States of America (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $0.1 million and $1.5 million, respectively, primarily consisting of state income tax. During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $9 and income tax expense of $39, respectively, primarily consisting of state income tax.

As of September 30, 2023 and December 31, 2022, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
Room	$11,892	$12,830	$39,765	$39,853
Food, beverage and other	700	631	2,155	1,837
Total revenues	$12,592	$13,461	$41,920	$41,690

Gain on Forgiveness of Debt

During the three and nine months ended September 30, 2022, notice was received from the U.S. Small Business Administration that $2.6 million and $3.5 million, respectively, of the Company’s Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, it recognized a gain on forgiveness of debt for those amounts during the respective periods.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on the Company’s financial statements or related disclosures.

Concentration of Risk

As of September 30, 2023 and December 31, 2022, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

3.	Disposition Activities

Impairment Charge and Disposition of Florida Hotels

On May 8, 2023, the Hotel Joint Venture, which the Company majority owns and consolidates, through its subsidiaries (collectively, the “Sellers”), and Vista Acquisitions Inc. (the “Florida Hotels Buyer”), an unaffiliated third party, entered into a purchase and sale agreement, as amended, (the “Florida Hotels Agreement”) pursuant to which the Sellers would dispose of (i) a 126-room limited service hotel located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale,” and collectively the “Florida Hotels”) to the Florida Hotels Buyer for an aggregate contractual sales price of $28.0 million.

During the second quarter of 2023, the Company recorded a non-cash impairment charge of $5.0 million to reduce the carrying value of the Florida Hotels to their fair value less costs to sell of $27.1 million.

On July 18, 2023 and July 21, 2023, the Sellers completed the disposition of the Florida Hotels to the Florida Hotels Buyer pursuant to the terms of the Florida Hotels Agreement. In connection with these transactions, the Sellers used an aggregate of $16.7 million of the net proceeds to make required principal paydowns on a revolving credit facility (the “Revolving Credit Facility”) in order for the Florida Hotels to be released from its pledged collateral pool. The Hotel Joint Venture’s net proceeds from the disposition of the Florida Hotels were $10.3 million (of which the Company’s share was $10.0 million and Lightstone REIT I’s share was $0.3 million) after the aforementioned principal paydowns on the Revolving Credit Facility, pro rations, and closing and other related transaction costs. In connection with the disposition of the Florida Hotels, the Company recognized loss on the sale of investment property of $0.2 million during the third quarter of 2023.

Additionally, as a result of the sale of the Florida Hotels, the number of remaining hotels owned by the Hotel Joint Venture was reduced to five.

See Note 1, Note 5 and Note 6 for additional information.

Additionally, during the first quarter of 2023 the Company recognized a gain on the sale of investment property of $0.3 million which related to the sale of one of its hotels in 2017.

Disposition of the Courtyard – Paso Robles

On March 22, 2022, the Company completed the disposition of a 130-room limited service hotel located in Paso Robles, California (the “Courtyard – Paso Robles”) to an unaffiliated third party for a contractual sales price of $32.3 million. In connection with the transaction, the Company also fully defeased its mortgage loan with an outstanding principal balance of $13.4 million at a total cost of $14.1 million and the Company’s obligations under the mortgage loan were legally discharged. The Company’s net proceeds after the aforementioned defeasance, pro rations, and closing and other related transaction costs were $17.8 million. In connection with the disposition of the Courtyard – Paso Robles, the Company recognized a gain on the sale of investment property of $7.7 million during the first quarter of 2022.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room limited service hotel located in Little Rock, Arkansas (the “TownePlace Suites - Little Rock”) to an unaffiliated third party for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a required principal paydown on the Revolving Credit Facility in order to release the TownePlace Suites – Little Rock from its pledged collateral pool. The Company’s net proceeds after the aforementioned principal paydown, pro rations, and closing and other related transaction costs were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized gain on the sale of investment property of $0.8 million during the third quarter of 2022. See Note 6 for additional information.

The dispositions of the Florida Hotels, the Courtyard – Paso Robles and the TownePlace Suites - Little Rock did not qualify to be reported as discontinued operations since these dispositions did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Florida Hotels, the Courtyard – Paso Robles and the TownePlace Suites - Little Rock are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2023	December 31, 2022
Brownmill Joint Venture	Various	48.6%	$4,099	$4,204
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,482	9,589
Total investments in unconsolidated affiliated real estate entities			$13,581	$13,793

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with Lightstone Holdings LLC (“LGH’’), a wholly-owned subsidiary of the Sponsor and a related party, pursuant to which LGH contributed to the Company an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for the Company issuing an aggregate of 48 units of Subordinated Profits Interests, at $100,000 per unit (at an aggregate total value of $4.8 million), to Lightstone SLP II LLC.

As of September 30, 2023, the Company owns a 48.6% membership interest in the Brownmill Joint Venture, which is a non-managing interest. An affiliate of the Company’s Sponsor is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the nine months ended September 30, 2023 and 2022, the Company received distributions from the Brownmill Joint Venture aggregating $0.4 million and $5.5 million, respectively.

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
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

Brownmill Joint Venture Financial Information

The Company’s carrying value of its interest in the Brownmill Joint Venture differs from its share of member’s equity reported in the condensed balance sheets of the Brownmill Joint Venture because the basis of the Company’s investment is in excess of the historical net book value of the Brownmill Joint Venture. The Company’s additional basis, which has been allocated to depreciable assets, is being recognized on a straight-line basis over the estimated useful lives of the appropriate assets.

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$935	$1,015	$2,876	$3,163

Property operating expenses	367	389	1,044	1,256
Depreciation and amortization	186	197	560	629

Operating income	382	429	1,272	1,278

Gain on disposition of real estate(1)	-	5,816	-	5,816
Interest expense and other, net	(144)	(166)	(466)	(473)

Net income	$238	$6,079	$806	$6,621

Company’s share of earnings (48.6%)	$116	$2,953	$392	$3,216
Additional depreciation and amortization(2)	(21)	(233)	(62)	(295)
Company’s earnings from investment	$95	$2,720	$330	$2,921

(1)	On August 12, 2022, The Brownmill Joint Venture recognized a gain on disposition of real estate of $5.8 million in connection with the sale of an outparcel of land and the buildings and improvements thereon at Browntown Shopping Center for a contractual sales price of $10.5 million.
(2)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2023	December 31, 2022
Investment property, net	$12,598	$12,860
Cash and restricted cash	1,352	1,422
Other assets	1,320	1,283
Total assets	$15,270	$15,565

Mortgage payable	$13,143	$13,341
Other liabilities	653	662
Members’ capital	1,474	1,562
Total liabilities and members’ capital	$15,270	$15,565

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

On March 27, 2023, the Hilton Garden Inn Joint Venture and the lender amended the Hilton Garden Inn Mortgage to extend the maturity date for 90 days, through June 25, 2023, to provide additional time to finalize the terms of a long-term extension. Subsequently, on May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

During the nine months ended September 30, 2023, the Company made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the nine months ended September 30, 2023 and 2022, the Company received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.1 million and $1.5 million, respectively.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenues	$3,482	$3,130	$8,626	$8,208

Property operating expenses	2,002	1,844	5,416	4,790
General and administrative costs	7	2	139	18
Depreciation and amortization	613	609	1,818	1,835

Operating income	860	675	1,253	1,565

Gain on forgiveness of debt	-	516	-	516
Interest expense	(627)	(466)	(2,078)	(1,341)

Net income/(loss)	$233	$725	$(825)	$740

Company’s share of earnings from investment (50.0%)	$116	$362	$(413)	$370

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2023	December 31, 2022
Investment property, net	$48,590	$50,254
Cash	1,257	1,231
Other assets	1,888	1,276
Total assets	$51,735	$52,761

Mortgage payable, net	$32,250	$32,233
Other liabilities	1,091	1,920
Members’ capital	18,394	18,608
Total liabilities and members’ capital	$51,735	$52,761

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities	$9,582	$-	$(446)	$9,136

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Equity securities	$3,620	$-	$(321)	$3,299

Debt securities:
United States Treasury Bills	887	7	-	894

Total	$4,507	$7	$(321)	$4,193

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

As of September 30, 2023 and December 31, 2022, the Company’s United States Treasury Bills were classified as Level 1 assets and the Company’s equity securities were classified as Level 2 assets. There were no transfers between the level classifications during the nine months ended September 30, 2023. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related party approximated their fair values as of September 30, 2023 and December 31, 2022 because of the short maturity of these instruments.

As of September 30, 2023 and December 31, 2022, the estimated fair value our mortgage payable approximated its carrying value because of the floating interest rate.

Nonrecurring Fair Value Measurements

During the second quarter of 2023 the Company recorded a non-cash impairment charge of $5.0 million to reduce the carrying value of the Florida Hotels to its fair value less costs to sell of $27.1 million. In determining the fair value of the Florida Hotels, the aggregate contractual sales price pursuant to the terms of the Florida Hotels Agreement was used less costs to sell, which is considered a Level 1 input under the fair value hierarchy described above. See Note 3.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of September 30, 2023 and December 31, 2022. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (6.17% as of September 30, 2023).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

6.	Mortgage payable, net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2023	Maturity Date	Amount Due at Maturity	As of September 30, 2023	As of December 31, 2022
Revolving Credit Facility	SOFR plus 3.45% (floor of 6.45%)	8.25%	September 2026	$101,818	$101,818	$118,485

Less: Deferred financing costs					(139)	(305)

Total mortgages payable, net					$101,679	$118,180

SOFR as of September 30, 2023 was 5.32%. AMERIBOR as of December 31, 2022 was 4.64%.

Revolving Credit Facility

The Company has a nonrecourse Revolving Credit Facility with a financial institution pursuant to which it may designate its hotel properties as collateral and borrow up a maximum 65% loan-to-value ratio, subject to meeting certain prescribed financial covenants and a maximum borrowing amount. The Revolving Credit Facility provides for monthly interest-only payments with the outstanding principal balance due at its final maturity. The Revolving Credit Facility also requires the maintenance of certain financial covenants, including prescribed minimum debt service coverage and debt yield ratios which may also be achieved through principal paydowns on the outstanding balance.

The Revolving Credit Facility was scheduled to mature on September 15, 2023 but its maturity was further extended until the Revolving Credit Facility was amended and restated on October 23, 2023, at which time the following key terms were adjusted:

●	The Revolving Credit Facility’s maturity date was extended by three years to September 15, 2026 with two additional one-year extension options at the sole discretion of the lender;

●	The maximum borrowing amount under the Revolving Credit Facility was reduced from $140.0 million to $106.0 million (of which $101.8 million was outstanding);

●	The interest rate was changed from AMERIBOR plus 3.15%, subject to a 4.00% floor, to SOFR plus 3.45%, subject to a 6.45% floor;

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

●	Phased increases to the prescribed minimum financial ratios throughout the term of the Revolving Credit Facility;

●	The Company deposited $4.0 million into a cash collateral reserve account, of which all or a portion may be applied by the lender as a principal paydown if necessary to achieve the prescribed minimum financial ratios for the quarterly period ended December 31, 2023. Excess funds remaining in the cash collateral reserve account, if any, will be released to the Company.

On September 6, 2022, in connection with a previous extension of the maturity of the Revolving Credit Facility to September 15, 2023, its interest rate was changed from LIBOR plus 3.15%, subject to a 4.00% floor, to AMERIBOR plus 3.15%, subject to a 4.00% floor.

In connection with any disposition of any hotel pledged under the Revolving Credit Facility, the Company is required to make a principal paydown on its outstanding balance in exchange for the hotel’s release from the designated collateral pool. In connection with the disposition of the TownePlace Suites – Little Rock on July 14, 2022, a required principal paydown of $4.6 million was made on the Revolving Credit Facility reducing its outstanding principal balance from $123.1 million to $118.5 million. In connection with the dispositions of the Florida Hotels on July 18, 2023 and July 21, 2023, required principal paydowns aggregating $16.7 million were made on the Revolving Credit Facility reducing its outstanding principal balance from $118.5 million to $101.8 million.

As of September 30, 2023, the Company’s 10 majority-owned and consolidated hotel properties were all pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $101.8 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2023.

As of September 30, 2023, the Company was in compliance with respect to all of its financial debt covenants.

7.	Company’s Stockholder’s Equity

Distributions on Common Shares

On August 14, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On or about October 15, 2023, the distribution for the three-month period ending September 30, 2023 of $1.3 million was paid in cash.

On November 13, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the nine months ended September 30, 2023, the Company repurchased 157,931 Common Shares at a weighted average price per share of $10.04. For the nine months ended September 30, 2022, the Company repurchased 136,298 Common Shares at a weighted average price per share of $8.80.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)
(Unaudited)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$580	$663	$1,896	$2,081

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through September 30, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Franchise Agreements

As of September 30, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge from 1.5% to 3.5% of gross room sales. The franchise fee and marketing fund charge are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of September 30, 2023, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of September 30, 2023, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates a hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of September 30, 2023, five of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

Concentration of Credit Risk

As of September 30, 2023 and December 31, 2022, we had cash deposited in certain financial institutions in excess of federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2023	Annualized Revenues based on rents as of September 30, 2023	Annualized Revenues per square foot as of September 30, 2023
Unconsolidated Affiliated Entities:

Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	91%	$3.0 million	$19.45

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2023	RevPAR for the Nine Months Ended September 30, 2023	ADR for the Nine Months Ended September 30, 2023
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	49,959	87%	$162.02	$186.25

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2023	RevPAR for the Nine Months Ended September 30, 2023	ADR for the Nine Months Ended September 30, 2023
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,493	74%	$105.70	$143.32

Aloft - Tucson	Tucson, Arizona	1971	42,042	63%	$101.01	$159.33

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,128	70%	$80.81	$115.71

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,321	75%	$71.55	$95.39

Courtyard - Willoughby	Willoughby, Ohio	1999	24,570	66%	$90.30	$137.48

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	27,846	63%	$71.51	$113.26

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	26,481	72%	$77.63	$107.54

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,223	59%	$84.63	$144.32

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	46,956	47%	$85.96	$182.46

Residence Inn - Needham	Needham, Massachusetts	2013	36,036	85%	$141.66	$167.36

		Hospitality Total	369,096	67%	$91.22	$136.39

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2023 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2023 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Disposition Activities

Florida Hotels

On July 18, 2023 and July 21, 2023, we, through majority owned and consolidated subsidiaries (collectively, the “Sellers”), completed the sales of (i) a 126-room limited service hotel located in Miami, Florida (the “Hampton Inn - Miami”) and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale,” and collectively, the “Florida Hotels”) to unaffiliated third parties for an aggregate contractual sales prices of $28.0 million. In connection with the sale of the Florida Hotels, we recognized a loss on the sale of investment property of $0.2 million during the third quarter of 2023. Previously, during the second quarter of 2023, we recorded a non-cash impairment charge of $5.0 million on the consolidated statements of operations to reduce the carrying value of the Florida Hotels to their fair value less the costs to sell.

Courtyard – Paso Robles

On March 22, 2022, we completed the disposition of a 130-room limited service hotel located in Paso Robles, California (the “Courtyard – Paso Robles”) to an unaffiliated third party for a contractual sales price of $32.3 million. In connection with the disposition of the Courtyard – Paso Robles, we recognized a gain on the sale of investment property of $7.7 million during the first quarter of 2022.

TownePlace Suites - Little Rock

On July 14, 2022, we completed the disposition of a 92-room limited service hotel located in Little Rock, Arkansas (the “TownePlace Suites - Little Rock”) to an unaffiliated third party for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, we recognized a gain on the sale of investment property of $0.8 million during the third quarter of 2022.

The dispositions of the Florida Hotels, the Courtyard – Paso Robles and the TownePlace Suites - Little Rock (collectively, the “Dispositions”) did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Dispositions are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the three months ended September 30, 2023 vs. September 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, and depreciation and amortization for the three months ended September 30, 2023 and 2022 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the three months ended September 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $92.50 from $87.43 and ADR to $133.65 from $124.01 and a decrease in the percentage of rooms occupied to 69% from 71%.

Revenues

Revenues decreased by $0.9 million to $12.6 million during the three months ended September 30, 2023 compared to $13.5 million for the same period in 2022. The decrease reflects higher revenues of $0.8 million for our Same Store properties, as a result of the higher RevPAR and ADR, offset by the overall decrease in occupancy during the 2023 period, and a reduction in revenues of $1.7 million attributable to the Dispositions.

Property operating expenses

Property operating expenses decreased by $0.7 million to $9.0 million during the three months ended September 30, 2023 compared to $9.7 million for the same period in 2022. Excluding the reduction in property operating expenses of $1.3 million attributable to the Dispositions, our property operating expenses increased by $0.6 million for our Same Store properties. The increase primarily reflects rising costs due to inflation leading to higher room and food expenses of $0.2 million, franchise management fees of $0.1 million, payroll expenses of $0.1 million and all other property operating expenses of $0.2 million.

Real estate taxes

Real estate taxes were unchanged at $0.6 million during both the three months ended September 30, 2023 and 2022.

General and administrative costs

General and administrative costs decreased by $0.3 million to $1.0 million during the three months ended September 30, 2023 compared to $1.3 million for the same period in 2022. The decrease was principally attributable to a decrease in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization decreased by $0.4 million to $1.5 million during the three months ended September 30, 2023 compared to $1.9 million for the same period in 2022. The decrease reflects slightly lower depreciation and amortization of $0.1 million for our Same Store properties and a reduction in depreciation and amortization of $0.3 million attributable to the Dispositions.

Interest expense

Interest expense increased by $0.7 million to $2.4 million during the three months ended September 30, 2023 compared to $1.7 million for the same period in 2022. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the three months ended September 30, 2022, notice was received from the U.S. Small Business Administration that $2.6 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Gain on sale of investment property

During the three months ended September 30, 2023, we recognized a loss on the sale of investment property of $0.2 million related to the sale of the Florida Hotels.

During the three months ended September 30, 2022, we recognized a gain on the sale of investment property of $1.0 million related to the sale of the TownePlace Suites - Little Rock.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during the three months ended September 30, 2023 compared to $3.1 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Comparison of the nine months ended September 30, 2023 vs. September 30, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the nine months ended September 30, 2023 and 2022 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the nine months ended September 30, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $95.84 from $86.61 and ADR to $138.82 from $126.48 while the percentage of rooms occupied was 69% during both periods.

Revenues

Revenues increased by $0.2 million to $41.9 million during the nine months ended September 30, 2023 compared to $41.7 million for the same period in 2022. The increase reflects higher revenues of $3.4 million for our Same Store properties, as a result of the higher RevPAR and ADR during the 2023 period, substantially offset by a reduction in revenues of $3.2 million attributable to the Dispositions.

Property operating expenses

Property operating expenses increased by $0.2 million to $29.5 million during the nine months ended September 30, 2023 compared to $29.3 million for the same period in 2022. Excluding the reduction in property operating expenses of $2.3 million attributable to the Dispositions, our property operating expenses increased by $2.5 million for our Same Store properties. The increase reflects rising costs due to inflation leading to higher room, food and beverage expenses of $1.1 million, franchise management fees of $0.4 million, payroll expenses of $0.4 million and all other property operating expenses of $0.6 million.

Real estate taxes

Real estate taxes decreased by $0.3 million to $1.8 million during the nine months ended September 30, 2023 compared to $2.1 million for the same period in 2022. Excluding the reduction in real estate taxes of $0.1 million attributable to the Dispositions, our real estate taxes decreased by $0.2 million for our Same Store properties.

General and administrative costs

General and administrative costs decreased by $0.5 million to $3.4 million during the nine months ended September 30, 2023 compared to $3.9 million for the same period in 2022. The decrease was principally attributable to a decrease in professional fees and asset management fees.

Depreciation and amortization

Depreciation and amortization decreased by $0.9 million to $5.2 million during the nine months ended September 30, 2023 compared to $6.1 million for the same period in 2022. The decrease reflects slightly lower depreciation and amortization of $0.2 million for our Same Store properties and a reduction in depreciation and amortization of $0.7 million attributable to the Dispositions.

Impairment charge

During the nine months ended September 30, 2023, we recognized an impairment charge of $5.0 million during the second quarter to reduce the carrying value of the Florida Hotels to their fair value less costs to sell.

Interest expense

Interest expense increased by $2.7 million to $7.3 million during the nine months ended September 30, 2023 compared to $4.6 million for the same period in 2022. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the nine months ended September 30, 2022, notice was received from the U.S. Small Business Administration that $3.5 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Gain on sale of investment property, net

During the nine months ended September 30, 2023, we recognized a net gain on the sale of investment property of $0.1 million consisting of a third quarter loss on the sale of investment property of $0.2 million related to the sale of the Florida Hotels and a first quarter gain of $0.3 million related to the sale of a hospitality property in 2017.

During the nine months ended September 30, 2022, we recognized an aggregate gain on the sale of investment property of $8.5 million consisting of a first quarter gain of $7.7 million related to the sale of the Courtyard – Paso Robles and a third quarter gain of $0.8 million related to the sale of the TownePlace Suites - Little Rock.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.1 million during the nine months ended September 30, 2023 compared to income of $3.3 million for the same period in 2022. Our earnings from investments in unconsolidated affiliated real estate entities are attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2023, we had $41.1 million of cash on hand and marketable securities of $9.1 million. We currently believe that these items, along with revenues from our properties, interest and dividend income on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our unconsolidated affiliated entities, redemptions and cancellations of shares of our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of September 30, 2023, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2023, our total borrowings aggregated $101.8 million which represented 64% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management fees (general and administrative costs)	$580	$663	$1,896	$2,081

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2023	2022
Cash (used in)/provided by operating activities	$(842)	$1,928
Cash provided by investing activities	21,075	46,280
Cash used in financing activities	(21,228)	(21,953)
	(995)	26,255
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of the period	$41,571	$43,214

Operating activities

The cash used in operating activities of $0.8 million for the nine months ended September 30, 2023 consisted of our net loss of $10.5 million plus a net gain recognized on the sale of investment property of $0.1 million and net changes in operating assets and liabilities of $1.1 million; partially offset by an impairment charge, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $10.9 million and the loss from investments in unconsolidated affiliated entities of $0.1 million.

Investing activities

The cash provided by investing activities of $21.1 million for the nine months ended September 30, 2023 consists primarily of the following:

●	capital expenditures of $0.8 million;

●	aggregate capital contributions of $0.4 million to the Hilton Garden Inn Joint Venture;

●	net proceeds of $26.8 million related to the disposition of the Florida Hotels;

●	net purchases of marketable securities of $5.1 million; and

●	aggregate distributions of $0.6 million received from the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $21.2 million for the nine months ended September 30, 2023 consists primarily of the following:

●	debt principal payments of $16.7 million;

●	payment of loan fees and expenses of $0.1 million;

●	redemption and cancellation of common shares of $1.6 million;

●	distributions paid to noncontrolling interests of $0.3 million; and

●	distributions paid to common stockholders of $2.6 million.

Distributions on Common Shares

On August 14, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. On or about October 15, 2023, the distribution for the three-month period ending September 30, 2023 of $1.3 million was paid in cash.

On November 13, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the nine months ended September 30, 2023, we repurchased 157,931 Common Shares at a weighted average price per share of $10.04. For the nine months ended September 30, 2022, we repurchased 136,298 Common Shares at a weighted average price per share of $8.80.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of September 30, 2023.

Contractual Mortgage Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$-	$-	$-	$101,818	$-	$-	$101,818
Interest payments(1)	1,475	9,077	9,052	7,168	-	-	26,772
Total Contractual Mortgage Obligations	$1,475	$9,077	$9,052	$108,986	$-	$-	$128,590

Note:

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of September 30, 2023 was used.

Revolving Credit Facility

We have a nonrecourse Revolving Credit Facility with a financial institution pursuant to which we may designate our hotel properties as collateral and borrow up a maximum 65% loan-to-value ratio, subject to meeting certain prescribed financial covenants and a maximum borrowing amount. The Revolving Credit Facility provides for monthly interest-only payments with the outstanding principal balance due at its final maturity. The Revolving Credit Facility also requires the maintenance of certain financial covenants, including prescribed minimum debt service coverage and debt yield ratios which may also be achieved through principal paydowns on the outstanding balance.

The Revolving Credit Facility was scheduled to mature on September 15, 2023 but its maturity was further extended until the Revolving Credit Facility was amended and restated on October 23, 2023, at which time the following key terms were adjusted:

●	The Revolving Credit Facility’s maturity date was extended by three years to September 15, 2026 with two additional one-year extension options at the sole discretion of the lender;

●	The maximum borrowing amount under the Revolving Credit Facility was reduced from $140.0 million to $106.0 million (of which $101.8 million was outstanding);

●	The interest rate was changed from AMERIBOR plus 3.15%, subject to a 4.00% floor, to SOFR plus 3.45%, subject to a 6.45% floor;

●	Phased increases to the prescribed minimum financial ratios throughout the term of the Revolving Credit Facility;

●	We deposited $4.0 million into a cash collateral reserve account, of which all or a portion may be applied by the lender as a principal paydown if necessary to achieve the prescribed minimum financial ratios for the quarterly period ended December 31, 2023. Excess funds remaining in the cash collateral reserve account, if any, will be released to us.

On September 6, 2022, in connection with a previous extension of the maturity of the Revolving Credit Facility to September 15, 2023, its interest rate was changed from LIBOR plus 3.15%, subject to a 4.00% floor, to AMERIBOR plus 3.15%, subject to a 4.00% floor.

In connection with any disposition of any hotel pledged under the Revolving Credit Facility, we are required to make a principal paydown on its outstanding balance in exchange for the hotel’s release from the designated collateral pool. In connection with the disposition of the TownePlace Suites – Little Rock on July 14, 2022, a required principal paydown of $4.6 million was made on the Revolving Credit Facility reducing its outstanding principal balance to from $123.1 million to $118.5 million. In connection with the dispositions of the Florida Hotels on July 18, 2023 and July 21, 2023, required principal paydowns aggregating $16.7 million were made on the Revolving Credit Facility reducing its outstanding principal balance from $118.5 million to $101.8 million.

As of September 30, 2023, our 10 majority-owned and consolidated hotel properties were all pledged as collateral under the Revolving Credit Facility and the outstanding principal balance was $101.8 million. Additionally, no additional borrowings were available under the Revolving Credit Facility as of September 30, 2023.

As of September 30, 2023, we were in compliance with respect to all of our financial debt covenants.

In addition to the mortgage payable described above, we have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of September 30, 2023. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (6.17 as of September 30, 2023).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income	$(1,423)	$4,920	$(10,520)	$10,811
FFO adjustments:
Depreciation and amortization of real estate assets	1,498	1,878	5,167	6,069
Loss/(gain) on sale of investment property	225	(843)	(114)	(8,524)
Income tax on sale of real estate	-	-	1,162	-
Impairment charge	-	-	5,000	-
Adjustments to equity in earnings from unconsolidated affiliated entities	417	(2,191)	1,242	(1,307)
FFO	717	3,764	1,937	7,049
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	21	(246)	62	(236)
Gain on forgiveness of debt(1)	-	(2,622)	-	(3,474)
Mark-to-market adjustments(2)	12	8	126	398
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	-	-	83
MFFO - IPA recommended format	$750	$904	$2,125	$3,820

Net (loss)/income	$(1,423)	$4,920	$(10,520)	$10,811
Less: loss/(income) attributable to noncontrolling interests	(15)	(56)	144	(55)
Net (loss)/income applicable to Company’s common shares	$(1,438)	$4,864	$(10,376)	$10,756
Net (loss)/income per common share, basic and diluted	$(0.08)	$0.28	$(0.61)	$0.62

FFO	$717	$3,764	$1,937	$7,049
Less: FFO attributable to noncontrolling interests	(60)	(99)	13	(187)
FFO attributable to Company’s common shares	$657	$3,665	$1,950	$6,862
FFO per common share, basic and diluted	0.04	$0.21	$0.12	$0.40

MFFO - IPA recommended format	$750	$904	$2,125	$3,820
Less: MFFO attributable to noncontrolling interests	(60)	(52)	(112)	(121)
MFFO attributable to Company’s common shares	$690	$852	$2,013	$3,699

Weighted average number of common shares outstanding, basic and diluted	17,036	17,207	17,101	17,247

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April 28, 2008 (date of inception) through September 30, 2023
FFO attributable to Company’s common shares	$79,560
Distributions declared	$88,885

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 14, 2023, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: November 14, 2023	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)