Form 10-K
period 2023-12-31
Lightstone Value Plus REIT II, Inc.
filed 2024-03-27
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the Registrant’s common stock. As of June 30, 2023, the last business day of the most recently completed second quarter, there were 17.1 million shares of the Registrant’s common stock held by non-affiliates of the registrant. On March 18, 2024, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.84 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2023. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2024, there were 16.4 million shares of the Registrant’s common stock held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT II, INC.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), together with other statements and information publicly disseminated by Lightstone Value Plus REIT II, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to (i) changes in market factors that could impact our rental rates and operating costs, (ii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates and the availability of suitable acquisition opportunities. Accordingly, there is no assurance that our expectations will be realized.

Forward-looking statements in this Annual Report reflect our management’s view only as of the date of this Annual Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties. Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

ii

PART I.

ITEM 1. BUSINESS:

Dollar amounts are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions.

General Description of Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2023, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Annual Report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited service hotels all located in the United States (the “U.S.”). However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between us and related parties.

As of December 31, 2023, five of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by The Lightstone Group, LLC (the “Sponsor”). We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Sponsor, which also served as our sponsor during our initial public offering and follow-on offering (collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership, which were acquired at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

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

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On May 20, 2008, our Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor has the right to convert its limited partner common units into cash or, at our option, an equal number of our Common Shares.

Associate General Partner

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, Lightstone Holdings LLC (“LGH”), contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Hotel Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of our hotels.

Related Parties

Our Sponsor, Advisor and their affiliates, including the Associate General Partner and LGH, are related parties of ours as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

Primary Business Objectives and Strategies

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We expect to achieve these objectives primarily through investments in real estate properties.

Investment Strategy and Policies

We have and expect to continue to principally invest in commercial properties consisting of hospitality properties (such as limited service hotels, full service hotels and extended stay hotels) and retail properties, as well as various other real estate-related investments, primarily located in the U.S. Our acquisitions may include both portfolios and individual properties. Limited service hotels generally provide minimal guest amenities. Full service hotels generally provide a full complement of guest amenities; including restaurants, concierge and room service, porter service or valet parking. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have historically acquired hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, or the Code, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our income and property and to U.S. federal income taxes and excise taxes on our undistributed income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotel properties, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels and other rental properties both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and room rates for our hotel properties. In addition, increases in our operating costs due to inflation and other factors may not be fully or even partially offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not currently associated.

We have or may compete with other commercial real estate owners and operators of retail, office, industrial and multifamily real estate. The development of any new retail, office, industrial and multifamily properties would further intensify the competition among owners and operators of these types of real estate in the market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.

In addition, we compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others that may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to those sought by us. Therefore, we may compete for institutional investors in a market where funds for real estate investment may decrease.

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

Because we are organized as an UPREIT, we believe we are well positioned within the industries in which we operate to potentially offer existing property owners the opportunity to contribute properties to us in tax-deferred transactions using our Operating Partnership common units as transactional currency. As a result, we believe we may have a competitive advantage over certain of our competitors that are structured as traditional REITs and non-REITs in pursuing acquisitions with tax-sensitive sellers.

Regulations

Our investments are subject to various U.S. federal, state and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, and environmental matters. We believe that we have or will obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of U.S. federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not currently believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Available Information

We electronically file our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on them for assessing, identifying and managing material risks to our business from cybersecurity threats.

The Advisor and its affiliates take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout their operations that are designed to address cybersecurity threats and incidents. The Advisor and its affiliates regularly assess risks from cybersecurity threats, monitor their information systems for potential vulnerabilities, and test those systems according to their cybersecurity policies, standards, processes, and practices, which are integrated into their overall approach to enterprise risk management. To protect their information systems from cybersecurity threats, the Advisor and its affiliates use various security tools that help them identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

The Advisor and its affiliates have a technology team, under the leadership of the Director of Information Technology, who has over 20 years of technology management experience, which defines a work plan designed to maintain strong cybersecurity maturity, sets improvement objectives of key controls and systems, including feedback from third-party assessments, and identifies and implements on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of this planning, management conducts regular testing of our incident response plan to increase awareness, establishes key decision-making criteria, ensures effective communication among key stakeholders, and complies with the Company’s disclosure obligations.

The Advisor and its affiliates also partner with independent third-party experts to provide a comprehensive cybersecurity solution that safeguards organizations against a broad spectrum of cyber threats. This comprehensive cybersecurity solution offers advanced threat detection, prevention, and response capabilities, including real-time monitoring, threat intelligence, behavioral analysis, endpoint detection and response, malware prevention, and automated response actions. Additionally, the comprehensive cybersecurity solution also provides access to cybersecurity experts, who provide proactive threat monitoring and incident response support to effectively detect, investigate, and remediate security incidents.

The Advisor and its affiliates engage vendors to enhance cybersecurity safeguards and improve incident response and update or replace systems and applications as appropriate to improve data processing and storage management and enhance security. These cybersecurity safeguards include multi-tiered backup protocols, which incorporate immutable backups, embody an innovative approach to data security, providing an additional barrier against ransomware and other cyber threats. Immutable backups ensure that data remains unmodifiable and immune to deletion for a predefined duration, thereby shielding it from unauthorized tampering or access. This technology utilizes sophisticated methods, including immutable storage repositories and ransomware-resistant backup architectures, to uphold the integrity and accessibility of vital data. Through the enforcement of stringent access controls and encryption measures, the resilience and availability of backup data is ensured, empowering an organization to swiftly and securely recover from cyber incidents.

To further protect their information systems, the Advisor and its affiliates structure and monitor relationships with various third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors oversees our risk management process, including cybersecurity risks. The Audit Committee oversees our enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program.

The Director of Information Technology is responsible for leading the assessment and management of cybersecurity threats. We have implemented a governance program for our cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents. The Advisor and its affiliates have developed and implemented policies to identify and mitigate cybersecurity risks and provide training to their employees at onboarding and thereafter as necessary. Such updates are communicated to all their employees, and actionable guidance is provided when new risks arise.

ITEM 2. PROPERTIES:

As of December 31, 2023, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in the “Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns one hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. Both the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture are between us and related parties.

As of December 31, 2023, five of our consolidated limited service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

Unconsolidated Affiliated Entities:	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2023	Annualized Revenues based on rents as of December 31, 2023	Annualized Revenues per square foot as of December 31, 2023(1)
Retail
Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	90.4%	$3.0 million	$19.45

	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2023	RevPAR for the Year Ended December 31, 2023	ADR for the Year Ended December 31, 2023
Hospitality
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	66,795	87.7%	$175.24	$199.71

Consolidated Properties:	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2023	RevPAR for the Year Ended December 31, 2023	ADR for the Year Ended December 31, 2023
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	51,465	75.8%	$109.14	$143.93

Aloft - Tucson	Tucson, Arizona	1971	56,210	61.3%	$96.10	$156.71

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	49,640	69.0%	$79.17	$114.78

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	64,605	70.1%	$68.21	$97.34

Courtyard - Willoughby	Willoughby, Ohio	1999	32,850	66.4%	$90.21	$135.94

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	37,230	62.2%	$66.92	$107.52

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	35,405	73.8%	$75.49	$102.28

Courtyard - Parsippany	Parsippany, New Jersey	2001	55,115	59.3%	$84.95	$143.25

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	62,780	48.9%	$89.70	$183.46

Residence Inn - Needham	Needham, Massachusetts	2013	48,180	83.8%	$143.71	$171.50

		Total	493,480	66.4%	$90.62	$136.40

Note:

(1)	Annualized revenue is defined as the minimum monthly payments due as of December 31, 2023 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

The following information generally applies to our investments in our real estate properties:

●	we believe our real estate properties are adequately covered by insurance and suitable for their intended purpose;

●	our real estate properties are located in markets where we are subject to competition; and

●	depreciation is provided on a straight-line basis over the estimated useful life of the applicable improvements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Dollar amounts are presented in thousands, except per share and unit data, RevPAR, ADR and where indicated in millions.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2024, we had 16.5 million Common Shares outstanding, held by a total of 4,960 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

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

NAV and NAV per Share

On March 18, 2024, our board of directors determined and approved our estimated net asset value (“NAV”) of $167.3 million and resulting NAV per share of common stock (“NAV per Share”) of $9.84, both as of December 31, 2023. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2023 and are effective as of March 18, 2024. In the calculation of our NAV, no allocation of value was made to the Associate General Partner’s Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2023. In connection with our Offerings, the Associate General Partner contributed (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in the Brownmill Joint Venture which were aggregately valued at $4.8 million, to our Operating Partnership in exchange for 177 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

Our estimated NAV and resulting NAV per Share was calculated as of a particular point in time. Accordingly, our estimated NAV and resulting NAV per Share will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.

Process and Methodology

Our business is externally managed by our Advisor which provides advisory services to us and we have no employees. Our Advisor, along with any necessary material assistance or confirmation of a third-party valuation expert or service, is responsible for calculating our estimated NAV and resulting NAV per Share, which we currently expect will be done on at least an annual basis unless and until our Common Shares are approved for listing on a national securities exchange. Our Board of Directors have and will continue to review and approve each estimate of NAV and resulting NAV per Share.

Our estimated NAV and resulting NAV per Share as of December 31, 2023 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $9.84 as of December 31, 2023 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $9.84 as of December 31, 2023.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2023 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

Capright’s opinion was subject to various limitations. In forming its opinion, Capright relied on certain information provided by our Advisor and third parties without independent verification. Our Advisor provided Capright with certain information regarding lease terms and the physical condition and capital expenditure requirements of each of our investment properties. Capright did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of our other assets and liabilities included in our estimated NAV and resulting NAV per Share.

The following is a summary of the valuation methodologies used to value our assets and liabilities by key component:

Investment property, net. Our current ownership interests in real estate properties consist of hospitality and retail properties. Accordingly, Capright utilized a variety of valuation methodologies, each deemed appropriate for the asset type under consideration to assign an estimated value to each asset.

As of December 31, 2023, we have ownership interests in 13 investment properties, consisting of (i) 10 consolidated properties (the “Consolidated Properties”) and (ii) three unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the ‘‘Investment Properties”). With respect to the Consolidated Properties as of December 31, 2023, we majority owned and consolidated the operating results and financial condition of 10 hospitality properties, or limited-services hotels, containing a total of 1,582 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2023, we held a (i) 48.6% joint venture ownership interest in the Brownmill Joint Venture, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New Jersey and Milburn Mall located in Vauxhaull, New Jersey, which collectively are referred to as the Brownmill Properties and (ii) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, an 183-room, limited-service hotel located in Long Island City. We do not consolidate our joint venture ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them under the equity method of accounting. Additionally, as of December 31, 2023, six of the hotels within the Hotel Portfolio have ownership interests held by other minority owners, which are accounted for as noncontrolling interests in our consolidated financial statements.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2023, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all of the investment properties in which we had ownership interests as of December 31, 2023. With respect to the appraisals performed by Capright, the scope of their work included:

●	Review of property level information provided by our Advisor;

●	Review of the historical performance of our investment properties and business plans related to operations of these investments;

●	Review of the data models prepared by the Advisor for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

The values of our Investment Properties were generally estimated by Capright utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2023 were used.

In forming its opinion, Capright prepared appraisals on each of the Investment Properties. The appraisals estimated values by using a DCF Analysis, a comparable sales approach, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space, and investor demand and return requirements.

While we and our Advisor believe that the approaches used by Capright in valuing our investment properties, including an income approach using a DCF Analysis and a comparable sales analysis, are standard in the real estate industry, the estimated fair values for our investment properties may or may not represent current market values or fair values determined in accordance with GAAP. Our consolidated investment properties are carried at their amortized cost basis, subject to any adjustments applicable under GAAP, in our consolidated financial statements. Our unconsolidated investments in real estate are accounted for under the equity method of accounting in our consolidated financial statements.

The following are the key assumptions used in the DCF Analysis utilized by Capright under the income approach to estimate the fair value of the indicated properties as of December 31, 2023:

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (10 properties)	Hilton Garden Inn - Long Island City	Brownmill Properties (2 properties)
	(weighted average)		(weighted average)
Exit capitalization rate	8.99%	8.00%	7.12%
Discount rate	10.99%	10.00%	8.06%
Annual market rent growth	3.49%	2.94%	0.69%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2023, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $196.5 million and the aggregate carrying value of our Consolidated Properties was $142.8 million, which equates to an overall increase in value of 37.6%.

As of December 31, 2023, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.4 million was calculated based on the gross appraised value of the Brownmill Properties of $32.9 million less the fair value of the outstanding indebtedness of $12.5 million plus all other non-real estate assets and liabilities, net of $1.0 million. The estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.4 million compared to our carrying value of $4.0 million, both as of December 31, 2023, equates to an increase in value of 160.0%.

As of December 31, 2023, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.6 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $65.2 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $2.4 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $17.6 million compared to our carrying value of $9.4 million, both as of December 31, 2023, equates to an increase in value of 87.6%.

While we believe that Capright’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2023 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.17)	$0.19
Discount rate	$(0.22)	$0.23

In addition to their appraisals of the Investment Properties, Capright also evaluated the following information to arrive at their opinion of our other assets and liabilities:

●	Review of property level information provided by our Advisor;

●	Review of the historical performance of our investment properties and business plans related to operations of these investments;

●	Review of the data models prepared by the Advisor supporting the valuation for each investment; and

●	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns.

Capright has acted as a valuation advisor to us in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright may be engaged to provide financial advisory services to us, our Advisor, or other Lightstone-sponsored investment programs or their affiliates in the future.

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

Mortgage payable: Our mortgage loan bears interest at a variable rate. Accordingly, the estimated fair values of our variable-rate mortgage loan was deemed to approximate its carrying value because its interest rate moves in conjunction with changes to market interest rates.

Other liabilities: Our other liabilities consist of our accounts payable and accrued expenses, amounts due to related parties, deposits payable, distributions payable and deferred rental income. The carrying values of these items were considered to equal their fair value due to their short maturities.

Other noncontrolling interests: Our other noncontrolling interests represent the estimated values of the minority ownership interests of others in certain of our consolidated investment properties pursuant to the terms of their applicable operating agreements.

Allocations of Value to Subordinated Profits Interests: The Subordinated Profits Interests held by the Associate General Partner, an affiliate of our Advisor, are classified in noncontrolling interests on our consolidated balance sheet. However, for purposes of our NAV, we do not estimate their fair value in accordance with GAAP. Rather, the IPA’s Practice Guideline 2013—01 provides for adjustments to the NAV for preferred securities, special interests and incentive fees based on the aggregate NAV of the company and payable to the sponsor in a hypothetical liquidation of the company as of the valuation date in accordance with the provisions of the partnership or advisory agreements and the terms of the preferred securities. Because certain distributions related to our Subordinated Profits Interests are only payable to their holder in a liquidation event, we believe they should be valued for our NAV in accordance with these provisions.

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Profits Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2023.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2023.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2023 as well as the comparable calculation as of December 31, 2022. The estimated NAV per Share of $9.84 as of December 31, 2023, represents a decrease of $0.28 per share, or 2.8%, from the estimated NAV per Share of $10.12 as of December 31, 2022. Certain amounts are presented net of noncontrolling interests, as applicable.

	As of December 31, 2023		As of December 31, 2022
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$224,554	$13.21	$250,579	$14.59
Non-Real Estate Assets:
Cash and cash equivalents	36,192		42,233
Marketable securities	9,287		4,193
Restricted cash	4,549		333
Other assets	2,721		4,165
Total non-real estate assets	52,749	3.10	50,924	2.97
Total Assets	277,303	16.31	301,503	17.56
Liabilities:
Mortgage payable	(100,820)		(118,485)
Margin loan	-		-
Other liabilities	(8,115)		(8,001)
Total Liabilities	(108,935)	(6.41)	(126,486)	(7.37)
Other Non-Controlling Interests	(1,072)	(0.06)	(1,260)	(0.07)
Net Asset Value before Allocations to Subordinated Profits Interests	167,296	$9.84	173,757	$10.12
Allocations to Subordinated Profits Interests	-	-	-	-
Net Asset Value	$167,296	$9.84	$173,757	$10.12

Shares of Common Stock Outstanding	17,002		17,172

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2022 may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023.

Limitations and Risks

As with any valuation methodology, the methodology used to determine our estimated NAV and resulting NAV per Share is based upon a number of estimates and assumptions that may prove later not to be accurate or complete. Further, different participants with different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per Share, which could be significantly different from the estimated NAV per Share approved by our Board of Directors. The estimated NAV per Share approved by our Board of Directors does not represents the fair value of our assets and liabilities in accordance with GAAP, and such estimated NAV per Share is not a representation, warranty or guarantee that:

●	A stockholder would be able to resell his or her shares at the estimated NAV per Share;

●	A stockholder would ultimately realize distributions per share of common stock equal to the estimated NAV per Share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	Our shares of common stock would trade at the estimated NAV per Share on a national securities exchange,

●	An independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per Share; or

●	The methodology used to estimate our NAV per Share would be acceptable to FINRA or under the Employee Retirement Income Security Act with respect to their respective requirements.

The Internal Revenue Service and the Department of Labor do not provide any guidance on the methodology an issuer must use to determine its estimated NAV per share. FINRA guidance provides that NAV valuations be derived from a methodology that conforms to standard industry practice.

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive different estimated NAVs and resulting NAVs per share, and these differences could be significant. The estimated NAV per Share is not audited and does not represent the fair value of our assets less our liabilities in accordance GAAP, nor do they represent an actual liquidation value of our assets and liabilities or the amount shares of our common stock would trade at on a national securities exchange. Our estimated NAV per Share is based on the estimated value of our assets less the estimated value of our liabilities and other non-controlling interests divided by the number of our diluted shares of common stock outstanding, all as of the date indicated. Our estimated NAV per Share does not reflect a discount for the fact we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per Share does not take into account estimated disposition costs or fees or penalties, if any, that may apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of certain debt. Our estimated NAV per Share will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and the management of those assets and changes in the real estate and capital markets. Different parties using different assumptions and estimates could derive different NAVs and resulting estimated NAVs per share, and these differences could be significant. Markets for real estate and real estate-related investments can fluctuate and values are expected to change in the future. Our Estimated Valuation Policy requires us to update our estimated NAV per Share value on an annual basis. Our Board of Directors will review and approve each estimate of NAV and resulting estimated NAV per Share.

Tender Offer

We commenced a tender offer on November 28, 2023, pursuant to which we offered to acquire up to 860,000 of our Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on February 5, 2024, we repurchased 520,141 Common Shares for an aggregate of $3.1 million on February 16, 2024.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by our Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

In connection with the approval of the Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Pursuant to the terms of the SRP, while the SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor. As a result of the termination of the Tender Offer on February 5, 2024, on March 18, 2024, the Board of Directors reinstated the SRP.

For the year ended December 31, 2023, we repurchased 170,425 Common Shares at a weighted average price per share of $10.05. For the year ended December 31, 2022, we repurchased 158,885 Common Shares at a weighted average price per share of $8.89.

Distributions

Common Shares

There were no distributions declared or paid on our Common Shares for any periods during the year ended December 31, 2022. However on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $5.1 million.

On March 18, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Subordinated Profits Interests

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions.

Overview

Lightstone REIT II, together with the Operating Partnership and its subsidiaries are collectively referred to as “the Company” and the use of “we”, “our” or “us” or similar pronouns in this Annual Report refers to Lightstone REIT II, its Operating Partnership or the Company as required in which such pronoun is used. Through our Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited service hotels all located in the United States (the “U.S.”) We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50.0% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited service hotel located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between us and related parties.

As of December 31, 2023, five of our consolidated limited service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for preforming a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal information technology and investor relations. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (such as full service hotels, limited service hotels, and extended stay hotels) and retail properties, as well as various other real estate-related investments principally located in the U.S. Our acquisitions may include both portfolios and individual properties. Full service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited service hotels typically do not include these amenities. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have primarily invested in hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs and real estate limited partnerships sponsored by affiliates of our Sponsor.

Concentration of Credit Risk

As of December 31, 2023 and 2022, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect our results of operations and financial performance.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Critical Accounting Estimates and Policies

General.

Our consolidated financial statements included in this Annual Report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. We use judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated entities.

We review investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in unconsolidated entities is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If we determine that a decline in the value of a partially owned entity is other than temporary, we record an impairment charge.

Treatment of Management Compensation, Expense Reimbursements and Operating Partnership Participation Interest

Management of our operations is outsourced to our Advisor and certain affiliates of our Sponsor. Fees related to each of these services are accounted for based on the nature of such service and the relevant accounting literature. Such fees include acquisition fees associated with the purchase of interests in real estate entities; asset management fees paid to our Advisor and property management fees paid to affiliates of our Sponsor, which manages certain of our properties, or to other unaffiliated third-party property managers, principally for the management of our hospitality properties. These fees are expensed or capitalized to the basis of acquired assets, as appropriate.

Our Advisor and certain affiliates of our Sponsor also perform fee-based construction management services for both our development and redevelopment activities and tenant construction projects. These fees are considered incremental to the construction effort and are capitalized to the associated real estate project as incurred. Costs incurred for tenant construction are depreciated over the shorter of their useful life or the term of the related lease. Costs related to development and redevelopment activities are depreciated over the estimated useful life of the associated project.

Leasing activity at certain of our properties is outsourced to certain affiliates of our Sponsor. Any corresponding leasing fees we pay are capitalized and amortized over the life of the related lease.

Expense reimbursements made to both our Advisor and certain affiliates of our Sponsor are expensed or capitalized to the basis of acquired assets, as appropriate.

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

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

As of December 31, 2023 and 2022, we had no material uncertain income tax positions.

Results of Operations

Disposition Activities

Florida Hotels

On July 18, 2023 and July 21, 2023, we, through majority owned and consolidated subsidiaries (collectively, the “Sellers”), completed the sales of (i) a 126-room limited service hotel located in Miami, Florida (the “Hampton Inn - Miami”) and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale” and collectively, the “Florida Hotels”) to unaffiliated third parties for an aggregate contractual sales prices of $28.0 million. In connection with the sale of the Florida Hotels, we recognized a gain on the sale of investment property of $0.1 million during the third quarter of 2023. Previously, during the second quarter of 2023, we recorded a non-cash impairment charge of $5.0 million on the consolidated statements of operations to reduce the carrying value of the Florida Hotels to their fair value less the estimated costs to sell.

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

Comparison of the year ended December 31, 2023 vs. December 31, 2022

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative expense and depreciation and amortization for the years ended December 31, 2023 and 2022 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the year ended December 31, 2023 compared to same period in 2022, our consolidated hospitality portfolio experienced increases in RevPAR to $94.23 from $87.08 and ADR to $138.30 from $127.83 while the percentage of rooms occupied remained unchanged at 68.1%.

Revenues

Revenues decreased by $1.7 million to $53.6 million during the year ended December 31, 2023 compared to $55.3 million for the same period in 2022. Excluding the revenues attributable to the Dispositions, revenues increased by $3.9 million for our Same Store properties, as a result of the higher RevPAR and ADR during the 2023 period.

Property operating expenses

Property operating expenses decreased by $1.2 million to $38.0 million during the year ended December 31, 2023 compared to $39.2 million for the same period in 2022. Excluding the property operating expenses attributable to the Dispositions, our property operating expenses increased by $2.8 million for our Same Store properties. The increase reflects rising costs due to inflation leading to higher room, food and beverage expenses of $1.3 million, franchise management fees of $0.5 million, payroll expenses of $0.4 million and all other property operating expenses of $0.6 million.

Real estate taxes

Real estate taxes decreased by $0.6 million to $2.3 million during the year ended December 31, 2023 compared to $2.9 million for the same period in 2022. Excluding the real estate taxes attributable to the Dispositions, our real estate taxes decreased by $0.4 million for our Same Store properties.

General and administrative costs

General and administrative costs decreased by $0.7 million to $4.4 million during the year ended December 31, 2023 compared to $5.1 million for the same period in 2022. The decrease was principally attributable to a decrease in professional fees and asset management fees attributable to the Dispositions.

Depreciation and amortization

Depreciation and amortization decreased by $1.2 million to $6.7 million during the year ended December 31, 2023 compared to $7.9 million for the same period in 2022. Excluding the depreciation and amortization attributable to the Dispositions, our depreciation and amortization decreased by $0.2 million for our Same Store properties.

Impairment charge

During the year ended December 31, 2023, we recognized an impairment charge of $5.0 million during the second quarter to reduce the carrying value of the Florida Hotels to their fair value less estimated costs to sell.

Interest expense

Interest expense increased by $3.0 million to $9.7 million during the year ended December 31, 2023 compared to $6.7 million for the same period in 2022. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects higher market interest rates on our variable rate indebtedness during the 2023 period as well as changes in the weighted average principal outstanding during the periods.

Gain on forgiveness of debt

During the year ended December 31, 2022, notice was received from the U.S. Small Business Administration that $3.8 million of our Paycheck Protection loans and related accrued interest had been legally forgiven and therefore, we recognized a gain on forgiveness of debt for that amount during the period.

Gain on sale of investment property, net

During the year ended December 31, 2023, we recognized a net gain on the sale of investment property of $0.4 million consisting of a gain $0.1 million related to the sale of the Florida Hotels and a gain of $0.3 million related to the sale of a hospitality property in 2017.

During the year ended December 31, 2022, we recognized an aggregate gain on the sale of investment property of $8.5 million consisting of a first quarter gain of $7.7 million related to the sale of the Courtyard – Paso Robles on March 22, 2022 and a third quarter gain of $0.8 million related to the sale of the TownePlace Suites - Little Rock on July 14, 2022.

Income from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $32 during the year ended December 31, 2023 compared to $3.4 million for the same period in 2022. Our income from investments in unconsolidated affiliated real estate entities are attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $36.2 million of cash on hand, $4.5 million of restricted cash and $9.3 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, tender offers for our Common Shares and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2023, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2023, our total borrowings aggregated $101.8 million which represented 64% of our net assets.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan. This margin loan is due on demand and any outstanding balance must be paid upon the liquidation of our securities.

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

We have an advisory agreement with the Advisor and various agreements with certain affiliates of our Sponsor which provide for us to pay certain fees in exchange for services performed by them on our behalf. Additionally, our ability to secure financing and our real estate operations are dependent upon our Advisor and certain affiliates of our Sponsor to perform such services as specified in these agreements.

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make various payments to our Advisor and certain affiliates of our Sponsor, such as payments of fees related to asset acquisitions, asset management, and property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) as well the reimbursement of acquisition-related expenses and actual expenses incurred for administrative and other services provided to us.

The advisory agreement has a one year term and is renewable for an unlimited number of successive one year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the payments to the Advisor for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Asset management fees (general and administrative costs)	$2,458	$2,739

Summary of Cash Flows.

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows provided by operating activities	$654	$2,263
Cash flows provided by investing activities	21,082	45,532
Cash flows used in by financing activities	(23,561)	(22,188)
Change in cash, cash equivalents and restricted cash	(1,825)	25,607
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of period	$40,741	$42,566

Operating activities

The cash flows provided by operating activities of $0.7 million for the year ended December 31, 2023 consisted of our (i) net loss of $11.6 million less the net gain recognized on the sale of investment property of $0.4 million plus (ii) an impairment charge, depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $12.3 million and net changes in operating assets and liabilities of $0.4 million.

Investing activities

The cash flows provided by investing activities of $21.1 million for the year ended December 31, 2023 consists primarily of the following:

●	capital expenditures of $1.1 million;

●	aggregate capital contributions of $0.4 million to the Hilton Garden Inn Joint Venture;

●	net proceeds of $26.8 million related to the disposition of the Florida Hotels;

●	net purchases of marketable securities of $5.1 million; and

●	aggregate distributions of $0.9 million received from the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash flows used in financing activities of $23.6 million for the year ended December 31, 2023 consists primarily of the following:

●	net debt principal payments of $16.7 million;

●	payment of loan fees and expenses of $1.1 million;

●	redemption, cancellation and tender of common shares of $1.8 million;

●	net distributions paid to noncontrolling interests of $0.2 million; and

●	distributions paid to common stockholders of $3.8 million.

SRP

Our SRP may provide eligible stockholders with limited, interim liquidity by enabling them to sell Common Shares back to us, subject to restrictions and applicable law.

On March 19, 2020, the Board of Directors amended the SRP to remove stockholder notice requirements and also approved the suspension of all redemptions.

Effective May 10, 2021, the Board of Directors partially reopened the SRP to allow, subject to various conditions as set forth below, for redemptions submitted in connection with a stockholder’s death and hardship, respectively, and set the price for all such purchases to our current estimated NAV per Share, as determined by our Board of Directors and reported by us from time to time. Deaths that occurred subsequent to January 1, 2020 were eligible for consideration, subject to certain conditions. Beginning January 1, 2022, requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death for consideration.

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

In connection with the approval of the Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Pursuant to the terms of the SRP, while the SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor. As a result of the termination of the Tender Offer on February 5, 2024, on March 18, 2024, the Board of Directors reinstated the SRP.

For the year ended December 31, 2023, we repurchased 170,425 Common Shares at a weighted average price per share of $10.05. For the year ended December 31, 2022, we repurchased 158,885 Common Shares at a weighted average price per share of $8.89.

Distributions

Common Shares

There were no distributions declared or paid on our Common Shares for any periods during the year ended December 31, 2022. However on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $5.1 million.

On March 18, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Subordinated Profits Interests

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of December 31, 2023.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$-	$-	$101,818	$-	$-	$-	$101,818
Interest payments(1)	9,114	9,089	7,197	-	-	-	25,400
Total Contractual Mortgage Obligations	$9,114	$9,089	$109,015	$-	$-	$-	$127,218

Note:

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2023 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. We received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage and debt yield ratios which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, we were required to deposit $4.0 million into a cash collateral reserve account, of which all or a portion may be applied by the lender as a principal paydown if necessary to achieve the prescribed minimum financial ratios for the quarterly period ended December 31, 2023. Excess funds remaining in the cash collateral reserve account, if any, will be released to us.

We did not meet certain of the financial debt covenants under the Revolving Credit Facility as of December 31, 2023 and the lender has the option of requiring us to make a principal paydown of $1.9 million.

We used the initial advance from the Revolving Credit Facility to repay in full a nonrecourse revolving loan (the “Revolving Loan”) with the same financial institution, which was also secured by the same 10 hotel properties. The scheduled maturity of the Revolving Loan had previously been extended from September 15, 2023 until October 23, 2023.

In connection with any disposition of any hotel pledged under the Revolving Loan, we were required to make a principal paydown on its outstanding balance in exchange for the hotel’s release from the designated collateral pool. In connection with the disposition of the TownePlace Suites – Little Rock on July 14, 2022, a required principal paydown of $4.6 million was made on the Revolving Loan reducing its outstanding principal balance from $123.1 million to $118.5 million. In connection with the dispositions of the Florida Hotels on July 18, 2023 and July 21, 2023, required principal paydowns aggregating $16.7 million of the net proceeds to make required principal paydowns on the Revolving Loan reducing its outstanding principal balance from $118.5 million to $101.8 million, which was the amount repaid in full with the initial advance under the Revolving Credit Facility.

As of December 31, 2023, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.38%. Additionally, all 10 of our majority-owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of December 31, 2023.

Pursuant to the terms of our loan agreements, escrows in the amount of $4.5 million and $0.3 million were held in restricted cash accounts as of December 31, 2023 and 2022, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

In addition to the Revolving Credit Facility, we have access to a margin loan from another financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of December 31, 2023. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (6.20% as of December 31, 2023).

Investments in Unconsolidated Affiliated Entities

Brownmill Joint Venture

During 2010 through 2012, we entered into various contribution agreements with LGH, a wholly owned subsidiary of the Sponsor and a related party, pursuant to which LGH contributed to our Operating Partnership an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for it issuing an aggregate of 48 units of Subordinated Profits Interests to the Associate General Partner at $100,000 per unit, with an aggregate total value of $4.8 million.

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the years ended December 31, 2023 and 2022, we received distributions from the Brownmill Joint Venture aggregating $0.6 million and $5.6 million, respectively.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

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

We and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2023, The Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the year ended December 31, 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Consolidated Hotel Joint Venture

As of December 31, 2023, five of our consolidated limited service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

	For the Years Ended
	December 31, 2023	December 31, 2022
Net (loss)/income	$(11,624)	$8,888
FFO adjustments:
Depreciation and amortization of real estate assets	6,659	7,945
Gain on sale of investment property	(449)	(8,524)
Income tax on sale of real estate	1,162	-
Impairment charge	5,000	-
Adjustments to equity in earnings from unconsolidated entities, net	1,661	(888)
FFO	2,409	7,421
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated entities, net	84	(219)
Gain on forgiveness of debt(1)	-	(3,791)
Mark-to-market adjustments(2)	(25)	380
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(1)	-	83
MFFO	2,468	3,874
Straight-line rent(3)	-	-
MFFO - IPA recommended format	$2,468	$3,874

Net (loss)/income	$(11,624)	$8,888
Less: loss/(income) attributable to noncontrolling interests	123	(45)
Net (loss)/income applicable to Company’s common shares	$(11,501)	$8,843
Net (loss)/income per common share, basic and diluted	$(0.67)	$0.51

FFO	$2,409	$7,421
Less: FFO attributable to noncontrolling interests	(37)	(221)
FFO attributable to Company’s common shares	$2,372	$7,200
FFO per common share, basic and diluted	$0.14	$0.42

MFFO - IPA recommended format	$2,468	$3,874
Less: MFFO attributable to noncontrolling interests	(162)	(147)
MFFO attributable to Company’s common shares	$2,306	$3,727

Weighted average number of common shares outstanding, basic and diluted	17,077	17,229

Notes:

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April 28, 2008 (date of inception) through December 31, 2023
FFO	$79,922
Distributions declared	$90,160

FFO attributable to our Common Shares for the year ended December 31, 2023 was $2.4 million and cash flow provided by operations was $0.7 million. FFO attributable to our Common Shares for the year ended December 31, 2022 was $7.2 million and cash flow provided by operations was $2.3 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT II, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Entities – Impairment Evaluation

As of December 31, 2023, the Company had investment property, net of accumulated depreciation, of $142.8 million and investments in unconsolidated affiliated entities of $13.4 million. As more fully described in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property or an investment in an unconsolidated affiliated entity may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry, geographic, or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. The estimates include significant assumptions such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated entities is dependent on a number of factors including the performance of that entity, including the underlying investment property, and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter due to significant judgment made by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated entities. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amount of investment property and investments in unconsolidated affiliated entities may not be recoverable, as well as future operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation process. Our procedures included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future operating income, the holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. In addition, we performed sensitivity analyses over significant estimates and assumptions including future operating income and residual values. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

West Palm Beach, Florida

March 27, 2024

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets

Investment property:
Land and improvements	$26,152	$32,208
Building and improvements	146,129	177,550
Furniture and fixtures	28,883	33,037
Construction in progress	128	125
Gross investment property	201,292	242,920
Less accumulated depreciation	(58,490)	(62,835)
Net investment property	142,802	180,085

Investments in unconsolidated affiliated entities	13,415	13,793
Cash and cash equivalents	36,192	42,233
Marketable securities, available for sale	9,287	4,193
Restricted cash	4,549	333
Accounts receivable and other assets	3,194	4,805
Total Assets	$209,439	$245,442

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$6,871	$7,977
Mortgages payable, net	100,820	118,180
Distributions payable	1,275	-
Due to related party	360	462
Total liabilities	109,326	126,619

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 17.0 million and 17.2 million shares issued and outstanding, respectively	169	171
Additional paid-in-capital	143,219	144,971
Accumulated other comprehensive income	-	7
Accumulated deficit	(54,284)	(37,663)
Total Company stockholders’ equity	89,104	107,486
Noncontrolling interests	11,009	11,337
Total Stockholders’ Equity	100,113	118,823
Total Liabilities and Stockholders’ Equity	$209,439	$245,442

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenues	$53,632	$55,261

Expenses:
Property operating expenses	37,986	39,239
Real estate taxes	2,345	2,899
General and administrative costs	4,426	5,129
Depreciation and amortization	6,659	7,945
Impairment charge	5,000	-
Total expenses	56,416	55,212

Interest expense	(9,657)	(6,686)
Gain on forgiveness of debt	-	3,791
Gain on sale of investment property	449	8,524
Other income/(expense), net	336	(148)
Income from investments in unconsolidated affiliated entities	32	3,358

Net (loss)/income	(11,624)	8,888

Less: net loss/(income) attributable to noncontrolling interests	123	(45)

Net (loss)/income applicable to Company’s common shares	$(11,501)	$8,843

Net (loss)/income per Company’s common share, basic and diluted	$(0.67)	$0.51

Weighted average number of common shares outstanding, basic and diluted	17,077	17,229

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Net (loss)/income	$(11,624)	$8,888

Other comprehensive (loss)/income:
Holding (loss)/gain on available for sale securities	(7)	7
Other comprehensive (loss)/income	(7)	7

Comprehensive (loss)/income	(11,631)	8,895

Less: Comprehensive loss/(income) attributable to noncontrolling interests	123	(45)

Comprehensive (loss)/income attributable to the Company’s common shares	$(11,508)	$8,850

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2021	17,331	$173	$146,308	$-	$(46,506)	$11,493	$111,468

Net income	-	-	-	-	8,843	45	8,888
Other comprehensive income	-	-	-	7	-	-	7
Acquisition of non-controlling interest in a subsidiary	-	-	74	-	-	(94)	(20)
Distributions paid to noncontrolling interests	-	-	-	-	-	(107)	(107)
Redemption and cancellation of shares	(159)	(2)	(1,411)	-	-	-	(1,413)

BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(11,501)	(123)	(11,624)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Contributions of noncontrolling interests	-	-		-	-	68	68
Distributions paid to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared(a)	-	-	-	-	(5,120)	-	(5,120)
Redemption, cancellation and tender of shares	(170)	(2)	(1,752)	-	-	-	(1,754)

BALANCE, December 31, 2023	17,002	$169	$143,219	$-	$(54,284)	$11,009	$100,113

(a)	Distributions per share were $0.30.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,624)	$8,888
Adjustments to reconcile net (loss)/income to net cash provide by operating activities:
Depreciation and amortization	6,659	7,945
Amortization of deferred financing costs	396	328
Impairment charge	5,000	-
Gain on sale of investment property	(449)	(8,524)
Unrealized (gain)/loss on marketable equity securities	(25)	380
Gain on forgiveness of debt	-	(3,791)
Income from investments in unconsolidated affiliated entities	(32)	(3,358)
Other non-cash adjustments	302	486
Changes in assets and liabilities:
Decrease/(increase) in accounts receivable and other assets	1,307	(1,508)
(Decrease)/increase in accounts payable and other accrued expenses	(778)	1,499
Decrease in due to related party	(102)	(82)
Cash provided by operating activities	654	2,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(1,056)	(843)
Purchase of noncontrolling interest in a subsidiary	-	(20)
Purchase of marketable securities	(8,511)	(887)
Proceeds from sale of marketable securities	3,436	3,015
Proceeds from sale of investment property, net of closing costs	26,803	36,744
Contributions to unconsolidated affiliated entities	(445)	-
Distributions from unconsolidated affiliated entities	855	7,523
Cash provided by investing activities	21,082	45,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgages payable	(118,485)	(17,979)
Payments on margin loan, net	-	(2,292)
Payment of loan fees and expenses	(1,090)	(397)
Proceeds received from mortgages payable	101,818	-
Redemption, cancellation and tender of common shares	(1,754)	(1,413)
Distributions to common stockholders	(3,845)	-
Contributions from noncontrolling interests	68	-
Distributions to noncontrolling interests	(273)	(107)
Cash used in financing activities	(23,561)	(22,188)

Change in cash, cash equivalents and restricted cash	(1,825)	25,607
Cash, cash equivalents and restricted cash, beginning of year	42,566	16,959
Cash, cash equivalents and restricted cash, end of year	$40,741	$42,566

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2023, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns and operates commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired and operated commercial hospitality properties, principally consisting of limited service-hotels all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of December 31, 2023, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns a 183-room, limited service hotel (the “Hilton Garden Inn – Long Island City) located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between the Company and related parties.

As of December 31, 2023, five of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC (the “Sponsor”). The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Sponsor, which served as the Company’s sponsor during its initial public offering and follow-on offering (collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. The Advisor, pursuant to the terms of an advisory agreement, together with the Company’s board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership, which were acquired, at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with the Company’s Offerings. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding our hospitality properties, which are each managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing would be in the best interest of its stockholders. The Company does not intend to list its shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

On January 17, 2023, the Company’s stockholders approved an amendment and restatement to the Company’s charter pursuant to which the Company is no longer required to either (a) amend its charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of its portfolio.

Noncontrolling Interests –

Partners of the Operating Partnership

Limited Partner

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units in the Operating Partnership. The Advisor has the right to convert its limited partner common units into cash or, at the Company’s option, an equal number of Common Shares.

Associate General Partner

In connection with the Company’s Offerings, the Sponsor and its wholly owned subsidiary, Lightstone Holdings LLC (“LGH”), contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon the liquidation of the Company and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of the Company’s hotels.

Related Parties

The Company’s Sponsor, Advisor and their affiliates, including the Associate General Partner and LGH, are related parties of the Company as well as the other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement for services and costs incurred related to the investment, development, management and disposition of the Company’s assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

See Notes 4 and 8 for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2023, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments, insurance and other reserves for certain of our properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$36,192	$42,233
Restricted cash	4,549	333
Total cash, cash equivalents and restricted cash	$40,741	$42,566

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,649	$6,107
Cash paid for taxes	$1,402	$212
Distributions declared but not paid	$1,275	$-
Holding loss on available for sale securities	$7	$7

Marketable Securities

Marketable securities consist of equity and debt securities that are designated as available-for-sale. The Company’s marketable debt securities consist solely of U.S. Treasury Bills, are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income. The Company’s marketable equity securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

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
For the Years Ended December 31, 2023 and 2022
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

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
	2023	2022
Revenues
Room	$50,815	$52,744
Food, beverage and other	2,817	2,517
Total revenues	$53,632	$55,261

Accounts Receivable

Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level,

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

which is primarily at the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends. The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. The Company recorded a $5.0 million impairment loss during the year ended December 31, 2023 (see Note 3) and no impairment loss during the year ended December 31, 2022.

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings and improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the statements of operations as earnings from investments in unconsolidated entities.

The Company reviews investments in unconsolidated entities for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. An investment in an unconsolidated entity is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of our investment in partially owned entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
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

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded income tax expense of $1.6 million and $0.2 million, respectively, primarily consisting of state income tax.

As of December 31, 2023 and 2022, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distribution payable and due to related party approximated their fair values as of December 31, 2023 and 2022 because of the short maturity of these instruments.

As of December 31, 2023 and 2022, the estimated fair value our mortgages payable approximated their carrying values because they bear interest at a floating rate.

Concentration of Risk

At December 31, 2023 and 2022, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws and regulations, outbreaks of contagious diseases, cybercrime, loss of key relationships, inflation and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, certain labor and supply chain challenges and other changes in economic conditions may adversely affect the Company’s results of operations and financial performance.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments,” which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated standard replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables and held to maturity debt securities, entities are required to use a new forward looking expected loss model that generally will result in the earlier recognition of allowances for losses. The Company has adopted this standard effective January 1, 2023, noting that it did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

3. Disposition Activities

Impairment Charge and Disposition of Florida Hotels

On May 8, 2023, the Hotel Joint Venture, which the Company majority owns and consolidates, through its subsidiaries (collectively, the “Sellers”), and Vista Acquisitions Inc. (the “Florida Hotels Buyer”), an unaffiliated third party, entered into a purchase and sale agreement, as amended, (the “Florida Hotels Agreement”) pursuant to which the Sellers would dispose of (i) a 126-room limited service hotel located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale” and collectively, the “Florida Hotels”) to the Florida Hotels Buyer for an aggregate contractual sales price of $28.0 million.

During the second quarter of 2023, the Company recorded a non-cash impairment charge of $5.0 million to reduce the carrying value of the Florida Hotels to their fair value less estimated costs to sell of $27.1 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

On July 18, 2023 and July 21, 2023, the Sellers completed the disposition of the Florida Hotels to the Florida Hotels Buyer pursuant to the terms of the Florida Hotels Agreement. In connection with these transactions, the Sellers used an aggregate of $16.7 million of the net proceeds to make required principal paydowns on a nonrecourse revolving loan (the “Revolving Loan”) in order for the Florida Hotels to be released from its pledged collateral pool. The Hotel Joint Venture’s net proceeds from the disposition of the Florida Hotels were $10.3 million (of which the Company’s share was $10.0 million and Lightstone REIT I’s share was $0.3 million) after the aforementioned principal paydowns, pro rations, and closing and other related transaction costs. In connection with the disposition of the Florida Hotels, the Company recognized a gain on the sale of investment property of $0.1 million during the third quarter of 2023.

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

Disposition of the TownePlace Suites - Little Rock

On July 14, 2022, the Company completed the disposition of a 92-room limited service hotel located in Little Rock, Arkansas (the “TownePlace Suites - Little Rock”) to an unaffiliated third party for a contractual sales price of $5.9 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company used proceeds of $4.6 million to make a required principal paydown on the Revolving Loan in order to release the TownePlace Suites – Little Rock from its pledged collateral pool. The Company’s net proceeds after the aforementioned principal paydown, pro rations, and closing and other related transaction costs were $1.2 million. In connection with the disposition of the TownePlace Suites - Little Rock, the Company recognized gain on the sale of investment property of $0.8 million during the third quarter of 2022. See Note 6 for additional information.

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

4. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2023	December 31, 2022
Brownmill Joint Venture	Various	48.6%	$4,025	$4,204
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	9,390	9,589
Total investments in unconsolidated affiliated real estate entities			$13,415	$13,793

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Brownmill Joint Venture

During 2010 through 2012, the Company entered into various contribution agreements with LGH, a wholly owned subsidiary of the Sponsor and a related party, pursuant to which LGH contributed to the Operating Partnership an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for it issuing an aggregate of 48 units of Subordinated Profits Interests to the Associate General Partner at $100,000 per unit, with an aggregate total value of $4.8 million.

The Company’s 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the years ended December 31, 2023 and 2022, the Company received distributions from the Brownmill Joint Venture aggregating $0.6 million and $5.6 million, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$3,754	$4,139

Property operating expenses	1,433	1,792
Depreciation and amortization	750	823

Operating income	1,571	1,524
Gain on disposition of real estate (1)	-	5,816
Interest expense and other, net	(621)	(563)
Net income	$950	$6,777

Company’s share of earnings (48.6%)	$462	$3,293
Additional depreciation and amortization expense (2)	(83)	(316)
Company’s earnings from investment	$379	$2,977

Notes:

(1)	During the year ended December 31, 2022, the Brownmill Joint Venture recognized a gain on disposition of real estate of $5.8 million in connection with the sale of an outparcel of land and the buildings and improvements thereon at Browntown Shopping Center for a contractual sales price of $10.5 million on August 12, 2022.
(2)	Additional depreciation and amortization expense is attributable to the difference between the Company’s cost of its interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of December 31, 2023	As of December 31, 2022
Investment properties, net	$12,423	$12,860
Cash and restricted cash	1,598	1,422
Other assets	1,153	1,283
Total assets	$15,174	$15,565

Mortgage payable	$13,075	$13,341
Other liabilities	736	662
Members’ capital	1,363	1,562
Total liabilities and members’ capital	$15,174	$15,565

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

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

The Company and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the year ended December 31, 2023, the Company made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, the Company received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues	$12,417	$11,353
Property operating expenses	7,571	6,646
General and administrative costs	139	21
Depreciation and amortization	2,429	2,443
Operating income	2,278	2,243

Interest expense and other, net	(2,972)	(1,997)
Gain on forgiveness of debt	-	516
Net (loss)/income	$(694)	$762
Company’s share of net (loss)/income (50.0%)	$(347)	$381

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of December 31, 2023	As of December 31, 2022
Investment property, net	$48,001	$50,254
Cash	1,741	1,231
Other assets	1,816	1,276
Total assets	$51,558	$52,761

Mortgage payable, net	$32,273	$32,233
Other liabilities	1,075	1,920
Members’ capital	18,210	18,608
Total liabilities and members’ capital	$51,558	$52,761

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$9,582	$37	$(332)	$9,287

	As of December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity securities	$3,620	$-	$(321)	$3,299

Debt securities:
U.S. Treasury Bills	887	7	-	894
Total	$4,507	$7	$(321)	$4,193

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2022, the Company’s U.S. Treasury Bills were classified as Level 1 assets. As of December 31, 2023 and 2022, the Company’s equity securities were classified as Level 2 assets. There were no transfers between the level classifications during the years ended December 31, 2023 and 2022.

The fair values of the Company’s U.S. Treasury Bills were measured using quoted prices in active markets for identical assets and equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active.

Nonrecurring Fair Value Measurements

During the second quarter of 2023 the Company recorded a non-cash impairment charge of $5.0 million to reduce the carrying value of the Florida Hotels to its fair value less estimated costs to sell of $27.1 million. In determining the fair value of the Florida Hotels, the aggregate contractual sales price pursuant to the terms of the Florida Hotels Agreement was used less estimated costs to sell, which is considered a Level 1 input under the fair value hierarchy described above. See Note 3.

The Company did not have any other significant financial assets or liabilities, which would require revised valuations that are recognized at fair value.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of December 31, 2023 and 2022. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (6.20% as of December 31, 2023).

6. Mortgages Payable, Net

Mortgages payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	as of December 31, 2023	Maturity Date	Amount Due at Maturity	As of December 31, 2023	As of December 31, 2022
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	8.38%	September 2026	$101,818	$101,818	$-

Revolving Loan	AMERIBOR plus 3.15% (floor of 4.00%)		Repaid in full	-	-	118,485

Total mortgages payable		8.38%		$101,818	101,818	118,485

Less: Deferred financing costs					(998)	(305)

Total mortgages payable, net					$100,820	$118,180

SOFR as of December 31, 2023 was 5.35%. AMERIBOR as of December 31, 2022 was 4.64%.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. The Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage and debt yield ratios which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, the Company was required to deposit $4.0 million into a cash collateral reserve account, of which all or a portion may be applied by the lender as a principal paydown if necessary to achieve the prescribed minimum financial ratios for the quarterly period ended December 31, 2023. Excess funds remaining in the cash collateral reserve account, if any, will be released to the Company.

The Company did not meet certain of the financial debt covenants under the Revolving Credit Facility as of December 31, 2023 and the lender has the option of requiring it to make a principal paydown of $1.9 million.

The Company used the initial advance from the Revolving Credit Facility to repay in full the Revolving Loan with the same financial institution, which was also secured by the same 10 hotel properties. The scheduled maturity of the Revolving Loan had previously been extended from September 15, 2023 until October 23, 2023.

In connection with any disposition of any hotel pledged under the Revolving Loan, the Company was required to make a principal paydown on its outstanding balance in exchange for the hotel’s release from the designated collateral pool. In connection with the disposition of the TownePlace Suites – Little Rock on July 14, 2022, a required principal paydown of $4.6 million was made on the Revolving Loan reducing its outstanding principal balance from $123.1 million to $118.5 million. In connection with the dispositions of the Florida Hotels on July 18, 2023 and July 21, 2023, required principal paydowns aggregating $16.7 million were made on the Revolving Loan reducing its outstanding principal balance from $118.5 million to $101.8 million, which was the amount repaid in full with the initial advance under the Revolving Credit Facility.

As of December 31, 2023, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.38%. Additionally, all 10 of the Company’s majority owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of December 31, 2023.

Pursuant to the Company’s loan agreements, escrows in the amount of $4.5 million and $0.3 million were held in restricted cash accounts as of December 31, 2023 and 2022, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

7. Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s Board of Directors. Prior to the issuance of shares of any series, the Board of Directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series. Because the Company’s Board of Directors has the power to establish the preferences, powers and rights of each series of preferred stock,

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of our Common Shares. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of the Company’s Common Shares. To date, the Company has had no outstanding preferred shares.

Common Shares

All of the Common Shares offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of our stock, holders of the Company’s Common Shares will be entitled to receive distributions if authorized by the Board of Directors and to share ratably in the Company’s net proceeds available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

Distributions on Common Shares

There were no distributions declared or paid on the Company’s Common Shares for any periods during the year ended December 31, 2022. However on March 22, 2023, the Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a purchase price of $10.00 per share. Total distributions declared during the year ended December 31, 2023 were $5.1 million.

On March 18, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tender Offer

The Company commenced a tender offer on November 28, 2023, pursuant to which it offered to acquire up to 860,000 of its Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on February 5, 2024, the Company repurchased 520,141 Common Shares for an aggregate of $3.1 million on February 16, 2024.

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

In connection with the approval of the Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor. As a result of the termination of the Tender Offer on February 5, 2024, on March 18, 2024, the Board of Directors reinstated the SRP.

For the year ended December 31, 2023, the Company repurchased 170,425 Common Shares at a weighted average price per share of $10.05. For the year ended December 31, 2022, the Company repurchased 158,885 Common Shares at a weighted average price per share of $8.89.

Noncontrolling Interests

See Notes 1 and 8 for additional information on Noncontrolling Interests and the distribution rights related to the Subordinated Profits Interests, respectively.

8. Related Party and Other Transactions

The Company’s Sponsor, Advisor and their affiliates, including the Associate General Partner and LGH, are related parties of the Company as well as other public REITs also sponsored and/or advised by these entities. Pursuant to the terms of various agreements, certain of these entities are entitled to compensation and reimbursement of costs incurred for services related to the investment, development, management and disposition of our assets. The compensation is generally based on the cost of acquired properties/investments and the annual revenue earned from such properties/investments, and other such fees and expense reimbursements as outlined in each of the respective agreements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes all the compensation and fees the Company paid or may pay to these related parties, including amounts to reimburse their costs in providing services. Additionally, the Sponsor and LGH have made contributions to the Operating Partnership in exchange for it issuing Subordinated Profits Interests in the Operating Partnership to the Associate General Partner that may entitle it to subordinated distributions as described in the table below.

Fees	Amount

Acquisition Fee

The Advisor is paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Multifamily/Retail/ Hospitality Properties

Either third party or affiliated property managers are paid a monthly management fee of up to 5% of the gross revenues from multifamily, hospitality and retail properties. The Company may pay the property manager a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial Properties

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

Asset Management Fee

The Advisor is paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses

For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor ad certain affiliates of the Sponsor are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

Subordinated Profits Interests

In connection with the Company’s Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon the Company’s liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

The following tables provide further information with respect to the Company’s distributions during its liquidating stage and operating stage, respectively:

Liquidating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold

Once stockholders have received liquidation distributions, and a cumulative non-compounded 7% return per year on their initial net investment, the Associate General Partner will receive available distributions until it has received an amount equal to its initial purchase price of the Subordinated Profits Interests plus a cumulative non-compounded return of 7% per year.

Returns in Excess of 7%

Once stockholders have received liquidation distributions, and a cumulative non-compounded return of 7% per year on their initial net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to the Associate General Partner, until a 12% return is reached.

Returns in Excess of 12%	After stockholders and the Associate General Partner have received liquidation distributions, and a cumulative non-compounded return of 12% per year on their initial net investment, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to the Associate General Partner.

Operating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold

Once a cumulative non-compounded return of 7% return on their net investment is realized by stockholders, the Associate General Partner is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the Subordinated Profits Interests. “Net investment” refers to $10.00 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

Returns in excess of 7%

Once a cumulative non-compounded return of 7% per year is realized by stockholders on their net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to the Associate General Partner until a 12% return is reached.

Returns in Excess of 12%

After the 12% return threshold is realized by stockholders and the Associate General Partner, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to the Associate General Partner.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Asset management fees (general and administrative costs)	$2,458	$2,739

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

Franchise Agreements

As of December 31, 2023, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2025 and 2037.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2023, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2024 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors	2024	2008

George R. Whittemore	74	Director	2024	2008

Yehuda “Judah” L. Angster	41	Director	2024	2021

DAVID LICHTENSTEIN is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group. From 1988 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of The Lightstone Group, directing all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, lodging, retail and industrial properties located in 20 states and Puerto Rico. From June 2004 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors and Chief Executive Officer of Lightstone Value Plus REIT I, Inc.(“Lightstone REIT I”) and Lightstone Value Plus REIT LLC, its advisor. From October 2012 to the present, Mr. Lichtenstein has served as the Chairman of the board of directors of Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”) and from April 2013 to the present, as the Chief Executive Officer of Lightstone REIT III and of Lightstone Value Plus REIT III LLC. From September 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Value Plus REIT IV, Inc., (“Lightstone REIT IV”), and as Chief Executive Officer of Lightstone Real Estate Income LLC, its advisor. From October 2014 to the present, Mr. Lichtenstein has served as Chairman of the Board of Directors and Chief Executive Officer of Lightstone Enterprises Limited (“Lightstone Enterprises”). On December 19, 2023, Mr. Lichtenstein was appointed to the Board of Directors of Lightstone Value Plus REIT V, Inc. (“Lightstone V”) and is Chairman and Chief Executive Officer of its advisor. Mr. Lichtenstein previously served as Chairman of the Board of Directors of Lightstone V from September 28, 2017 through August 30, 2021, when he was appointed Chairman Emeritus. From July 2015 to the present, Mr. Lichtenstein has served as a member of the Board of Directors of the New York City Economic Development Corporation. Mr. Lichtenstein is also a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts, Inc., an industry trade group, as well as a member of the Board of Directors of Touro College and New York Medical College. Mr. Lichtenstein has been selected to serve as a director due to his extensive experience and networking relationships in the real estate industry, along with his experience in acquiring and financing real estate properties.

GEORGE R. WHITTEMORE is one of our independent directors and the Chairman of our Audit Committee. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT I and from December 2013 to present, has served as a member of the board of directors of Lightstone REIT III. Previously, Mr. Whittemore also presently served as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company, through May 2023. Mr. Whittemore previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	63	Chief Executive Officer and Chairman of the Board of Directors

Mitchell Hochberg	71	President and Chief Operating Officer

Joseph Teichman	50	General Counsel

Seth Molod	60	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2023, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2023.

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

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our Board of Directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our Sponsor), in part, for their services rendered to us. From our inception through December 31, 2023, we have not compensated the officers.

Compensation of Board of Directors

We pay our independent directors an annual fee of $40,000 (payable in equal quarterly installments) and are responsible for reimbursement of their out-of-pocket expenses, as incurred. We also pay our audit committee chair an additional aggregate annual fee of $10,000 (payable in equal quarterly installments). Pursuant to our Employee and Director Incentive Share Plan, in lieu of receiving the annual fee in cash, an independent director is entitled to receive the annual fee in the form of our Common Shares or a combination of Common Shares and cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers:

The following table presents certain information as of March 15, 2024 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstone REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II
David Lichtenstein(1)	20,000	0.12%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.12%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by the Sponsor, which is majority owned by David Lichtenstein. The Sponsor served as our sponsor during our Offerings, which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

●	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

●	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

●	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Advisor is majority owned by David Lichtenstein. On July 16, 2014, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership. Our Advisor also owns 20,000 Common Shares which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Sponsor, which served as our sponsor during our initial public offering and follow-on offering, or collectively, the Offerings, which terminated on August 15, 2012 and September 27, 2014, respectively. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Associate General Partner, which owns 177 Subordinated Profits Interests in the Operating Partnership, which were acquired at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

On February 17, 2009, we entered into various agreements with our Advisor and certain affiliates of our Sponsor to pay certain fees, as described below, in exchange for services performed by them. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Advisor and certain affiliates of our Sponsor, may manage certain of the properties we acquire. However, we also contract with other unrelated third party property managers, principally for the management of our hospitality properties.

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay to our property managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an asset management fee of 0.95% of our average invested assets and we reimburse certain expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2023 and 2022 were $2.5 million and $2.7 million, respectively.

We have various agreements with the Advisor and certain affiliates of the Sponsor to pay various fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements.

Associate General Partner

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2023, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

The Subordinated Profits Interests may also entitle the Associate General Partner to a portion of any liquidating distributions made by the Operating Partnership. The value of such distributions will depend upon the net proceeds available for distribution upon our liquidation and, therefore, cannot be determined at the present time. Liquidating distributions to the Associate General Partner will always be subordinated until stockholders receive a distribution equal to their initial investment plus a stated preferred return.

Investments in Unconsolidated Affiliated Entities

Brownmill Joint Venture

During 2010 through 2012, we entered into various contribution agreements with LGH, a wholly owned subsidiary of the Sponsor and a related party, pursuant to which LGH contributed to our Operating Partnership an aggregate 48.6% membership interest in the Brownmill Joint Venture in exchange for it issuing an aggregate of 48 units of Subordinated Profits Interests to the Associate General Partner at $100,000 per unit, with an aggregate total value of $4.8 million.

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the years ended December 31, 2023 and 2022, we received distributions from the Brownmill Joint Venture aggregating $0.6 million and $5.6 million, respectively.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

Except as discussed below, the Hilton Garden Inn Mortgage bore interest at LIBOR plus 3.15%, subject to a 5.03% floor, initially provided for monthly interest-only payments for the first 30 months of its term with principal and interest payments pursuant to a 25-year amortization schedule thereafter, and the remaining unpaid balance due in full at its maturity on March 27, 2023.

On June 2, 2020, the Hilton Garden Inn Mortgage was amended to provide for the deferral of six monthly debt service payments aggregating $0.9 million for the period from April 1, 2020 through September 30, 2020 until March 27, 2023.

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

We and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage. Any distributions in excess of earnings from the Hilton Garden Inn Joint Venture are made to the members pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2023, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the year ended December 31, 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.4 million. During the years ended December 31, 2023 and 2022, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.3 million and $2.0 million, respectively.

Consolidated Hotel Joint Venture

As of December 31, 2023, five of our consolidated limited service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT also sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2023, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, West Palm Beach, FL, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees(a)	$338,000	$331,000
Tax Fees(b)	145,000	175,000
Total Fees	$483,000	$506,000

Notes:

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual consolidated financial statements and interim reviews of its quarterly consolidated financial statements, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT II, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2023.

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

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Audit Committee

George R. Whittemore

Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT II, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to principally invest in commercial properties consisting of hospitality properties (such as limited service hotels, full service hotels and extended stay hotels) and retail properties, as well as various other real estate-related investments, primarily located in the United States. The Company’s acquisitions may include both portfolios and individual properties. The Company generally intends to hold each of its real estate properties until its investment objectives are met or it is likely they will not be met.

Even though the Company has historically acquired hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. The Company expects to continue to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans. The Company has not established any limits on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk.

The Company has and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of its Sponsor, including its other sponsored REITs.

The Company intends for its portfolio to provide consistent current income and also to provide capital appreciation resulting from its expectation that in certain circumstances it has or will be able to acquire properties at a discount to replacement cost or otherwise at less than what it perceives as the market value or to reposition or redevelop a property so as to increase its value over the amount of capital it deployed to acquire and rehabilitate the property. The Company has and may continue to acquire properties that it believes would benefit from a change in management strategy, or that have incurred substantial deferred maintenance. The Company has and plans to continue to diversify its portfolio by geographic region, investment size and investment risk with the goal of owning a portfolio of hotels and other income-producing real estate properties and real estate-related assets that provide attractive returns for its investors.

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

The Company currently intends to hold its properties until its investment objectives are met or it is likely they will not be met. At a future date, the Company’s Board of Directors may decide to liquidate the Company, list its shares on a national stock exchange, sell its properties individually or merge or otherwise consolidate the Company with a publicly-traded REIT. Alternatively, the Company may merge with, or otherwise be acquired by, the Sponsor or its affiliates. The Company may, however, sell properties prior to such time and if so, may invest the proceeds from any sale, financing, refinancing or other disposition of its properties into additional properties. Alternatively, the Company may use these proceeds to fund maintenance or repair of existing properties or to increase reserves for such purposes. The Company may choose to reinvest the proceeds from the sale, financing and refinancing of its properties to increase its real estate assets and its net income. Notwithstanding this policy, the Board of Directors, in its discretion, may distribute all or part of the proceeds from the sale, financing, refinancing or other disposition of all or any of the Company’s properties to the Company’s stockholders. In determining whether to distribute these proceeds to stockholders, the Board of Directors will consider, among other factors, the desirability of properties available for purchase, real estate market conditions, the likelihood of the listing of the Company’s shares on a national securities exchange and compliance with the applicable requirements under U.S federal income tax laws.

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

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(8)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Second Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2(7)	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1(9)	Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.
(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.
(7)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 23, 2023.
(9)	Previously filed as an exhibit to Amendment No. 1 to the Tender Offer Statement on Form SC TO-I/A that we filed with the Securities and Exchange Commission on December 18, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: March 27, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2024
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 27, 2024
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 27, 2024
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 27, 2024
Yehuda “Judah” L. Angster