Form 10-Q
period 2024-03-31
Lightstone Value Plus REIT II, Inc.
filed 2024-05-15
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 7, 2024, there were approximately 16.5 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$26,152	$26,152
Building and improvements	146,304	146,129
Furniture and fixtures	28,918	28,883
Construction in progress	43	128
Gross investment property	201,417	201,292
Less accumulated depreciation	(59,975)	(58,490)
Net investment property	141,442	142,802

Investments in unconsolidated affiliated entities	12,360	13,415
Cash and cash equivalents	31,467	36,192
Marketable securities, available for sale	9,462	9,287
Restricted cash	4,639	4,549
Accounts receivable and other assets	3,701	3,194
Total Assets	$203,071	$209,439

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$7,403	$6,871
Mortgages payable, net	100,910	100,820
Distributions payable	1,236	1,275
Due to related party	367	360
Total liabilities	109,916	109,326

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.5 million and 17.0 million shares issued and outstanding, respectively	164	169
Additional paid-in-capital	140,099	143,219
Accumulated deficit	(58,074)	(54,284)
Total Company stockholders’ equity	82,189	89,104

Noncontrolling interests	10,966	11,009
Total Stockholders’ Equity	93,155	100,113

Total Liabilities and Stockholders’ Equity	$203,071	$209,439

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$10,648	$13,983

Expenses:
Property operating expenses	8,048	9,954
Real estate taxes	656	464
General and administrative costs	1,002	1,192
Depreciation and amortization	1,490	1,860
Total expenses	11,196	13,470

Interest expense	(2,358)	(2,374)
Gain on sale of investment property	-	342
Loss from investments in unconsolidated affiliated entities	(292)	(264)
Other income/(expense), net	597	(73)
Net loss	(2,601)	(1,856)
Less: net loss attributable to noncontrolling interests	47	41
Net loss applicable to Company’s common shares	$(2,554)	$(1,815)

Net loss per Company’s common share, basic and diluted	$(0.15)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	16,744	17,158

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(2,601)	$(1,856)

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	(7)
Comprehensive loss	(2,601)	(1,863)

Less: Comprehensive loss attributable to noncontrolling interests	47	41

Comprehensive loss attributable to the Company’s common shares	$(2,554)	$(1,822)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(1,815)	(41)	(1,856)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Distributions declared (a)	-	-	-	-	(1,285)	-	(1,285)
Contributions of noncontrolling interests	-	-	-	-	-	4	4
Redemption and cancellation of shares	(18)	-	(173)	-	-	-	(173)

BALANCE, March 31, 2023	17,154	$171	$144,798	$-	$(40,763)	$11,300	$115,506

(a)	Distributions per share were $0.075.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(2,554)	(47)	(2,601)
Distributions declared (a)	-	-	-	(1,236)	-	(1,236)
Contributions of noncontrolling interests	-	-	-	-	4	4
Tender of shares	(520)	(5)	(3,120)	-	-	(3,125)

BALANCE, March 31, 2024	16,482	$164	$140,099	$(58,074)	$10,966	$93,155

(a)	Distributions per share were $0.075.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,601)	$(1,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,490	1,860
Amortization of deferred financing costs	90	102
Gain on sale of investment property	-	(342)
Loss from investments in unconsolidated affiliated entities	292	264
Other non-cash adjustments	(107)	232
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(594)	(311)
Increase/(decrease) in accounts payable and other accrued expenses	546	(159)
Increase/(decrease) in due to related party	7	(9)
Cash used in operating activities	(877)	(219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(125)	(210)
Proceeds from the sale of marketable securities	-	987
Purchases of marketable securities	-	(5,856)
Contributions to unconsolidated affiliated entities	(10)	(445)
Distributions from unconsolidated affiliated entities	773	137
Cash provided by/(used in) investing activities	638	(5,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan fees and expenses	-	(140)
Tender, redemption and cancellation of common shares	(3,125)	(173)
Distributions to common stockholders	(1,275)	-
Contributions of noncontrolling interests	4	4
Cash used in financing activities	(4,396)	(309)

Change in cash, cash equivalents and restricted cash	(4,635)	(5,915)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of period	$36,106	$36,651

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,360	$2,196
Cash paid for taxes	$155	$105
Distributions declared	$1,236	$1,285
Holding loss on marketable securities, available for sale	$-	$7

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$31,467	$36,288
Restricted cash	4,639	363
Total cash, cash equivalents and restricted cash	$36,106	$36,651

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2024, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2024, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2024, five of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC (the “Sponsor”). The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2024, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of March 31, 2024, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT II, Inc. and Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

The consolidated balance sheet as of December 31, 2023 included herein has been derived from the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company’s income tax benefits and expense are included in other income/(expense), net on its consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively.

As of March 31, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
Revenues	2024	2023
Room	$9,947	$13,325
Food, beverage and other	701	658
Total revenues	$10,648	$13,983

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and the impact it may have on its consolidated financial statements.

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

Concentration of Risk

As of March 31, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2024	December 31, 2023
Brownmill Joint Venture	Various	48.6%	$4,000	$4,025
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	8,360	9,390
Total investments in unconsolidated affiliated real estate entities			$12,360	$13,415

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

The Company’s 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2024 and 2023, the Company received distributions from the Brownmill Joint Venture of $145 and $137, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenue	$1,051	$969

Property operating expenses	425	238
Depreciation and amortization	187	186
Operating income	439	545

Interest expense and other, net	(150)	(284)
Net income	$289	$261

Company’s share of net income	$140	$127
Additional depreciation and amortization expense (1)	(21)	(21)
Company’s net income from investment	$119	$106

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2024	December 31, 2023
Investment properties, net	$12,254	$12,423
Cash and restricted cash	1,519	1,598
Other assets	1,377	1,153
Total assets	$15,150	$15,174

Mortgage payable	$13,006	$13,075
Other liabilities	789	736
Members’ capital	1,355	1,363
Total liabilities and members’ capital	$15,150	$15,174

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of March 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.6 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$2,302	$2,029

Property operating expenses	1,811	1,507
General and administrative costs	22	26
Depreciation and amortization	608	609
Operating loss	(139)	(113)
Interest expense	(684)	(626)
Net loss	$(823)	$(739)
Company’s share of net loss (50.00%)	$(412)	$(370)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of March 31, 2024	As of December 31, 2023
Investment property, net	$47,430	$48,001
Cash	715	1,741
Other assets	1,267	1,816
Total assets	$49,412	$51,558

Mortgage payable, net	$32,266	$32,273
Other liabilities	995	1,075
Members’ capital	16,151	18,210
Total liabilities and members’ capital	$49,412	$51,558

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$9,582	$111	$(231)	$9,462

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$9,582	$37	$(332)	$9,287

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2024 and December 31, 2023, the Company’s equity securities were classified as Level 2 assets. The fair values of the Company’s equity securities are measured using readily available quoted prices for these securities; however, the markets for these securities are not active. There were no transfers between the level classifications during the three months ended March 31, 2024.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distribution payable and due to related party approximated their fair values as of March 31, 2024 and December 31, 2023 because of the short maturity of these instruments.

As of March 31, 2024 and December 31, 2023, the estimated fair value our mortgages payable approximated their carrying values because they bear interest at a floating rate.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of March 31, 2024 and December 31, 2023. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (6.17% as of March 31, 2024).

6.	Mortgage payable, net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of March 31, 2024	Maturity Date	Amount Due at Maturity	As of March 31, 2024	As of December 31, 2023
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	8.93%	September 2026	$101,818	$101,818	$101,818

Total mortgages payable		8.93%		$101,818	101,818	101,818

Less: Deferred financing costs					(908)	(998)

Total mortgages payable, net					$100,910	$100,820

SOFR as of March 31, 2024 and December 31, 2023 was 5.32% and 5.35%, respectively.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. The Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage and debt yield ratios which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, the Company was required to deposit $4.0 million into a cash collateral reserve account.

If a principal paydown is deemed necessary to achieve compliance with respect to the financial debt covenants for any quarterly period, the lender may, if it so chooses, apply the necessary amount of the funds held in the cash collateral reserve account towards the required principal paydown. Additionally, if there are not sufficient funds held in the cash collateral reserve account to make the necessary principal paydown, the lender may, if it so chooses, require the Company to fund the shortfall. The Company did not meet the financial debt covenants under the Revolving Credit Facility for the quarterly period ended March 31, 2024, and therefore, the lender has the option of requiring a principal paydown of $8.4 million.

As of March 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.77%. Additionally, all 10 of the Company’s majority owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of March 31, 2024.

Pursuant to the Company’s loan agreements, total escrows in the amount of $4.6 million and $4.5 million were held in restricted cash accounts as of March 31, 2024 and December 31, 2023, respectively. Such escrows, which include the $4.0 million held in the cash collateral reserve account, will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

7.	Company’s Stockholder’s Equity

Distributions on Common Shares

On November 13, 2023, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.3 million was paid on January 15, 2024 to stockholders of record at the close of business on December 31, 2023.

On March 18, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on April 15, 2024 to stockholders of record at the close of business on March 31, 2024.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On May 9, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Tender Offers

2024 Tender Offer

The Company commenced a tender offer on April 24, 2024, pursuant to which it is offering to acquire up to 700,000 of its Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Unless extended or withdrawn, the 2024 Tender Offer will expire on June 14, 2024.

2023 Tender Offer

The Company commenced a tender offer on November 28, 2023, pursuant to which it offered to acquire up to 860,000 of its Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on February 5, 2024, the Company repurchased 520,141 Common Shares for an aggregate of $3.1 million on February 16, 2024.

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

In connection with the approval of the 2023 Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. As a result of the termination of the 2023 Tender Offer on February 5, 2024, on March 18, 2024, the Board of Directors reinstated the SRP.

In connection with the approval of the 2024 Tender Offer, on April 17, 2024, the Board of Directors approved the suspension of the SRP effective April 17, 2024. Pursuant to the terms of the SRP, while the SRP is suspended, the Company will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

For the three months ended March 31, 2023, the Company repurchased 18,351 Common Shares at a weighted average price per share of $9.45.

Earnings per Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income/loss attributable to common shareholders by the weighted-average number of Common Shares outstanding during the applicable period.

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

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Asset management fees (general and administrative costs)	$563	$659

The advisory agreement has a one year term and is renewable for an unlimited number of successive one year periods upon the mutual consent of the Advisor and the Company’s independent directors.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Subordinated Profits Interests

In connection with the Company’s Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Franchise Agreements

As of March 31, 2024, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws or regulations impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2024, we held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Quarterly Report on Form 10-Q refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited service hotels all located in the U.S.. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of March 31, 2024, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of March 31, 2024, five of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by The Lightstone Group, LLC (the “Sponsor”). We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2024, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through March 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of March 31, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2024	Annualized Revenues based on rents as of March 31, 2024	Annualized Revenues per square foot as of March 31, 2024
Unconsolidated Affiliated Entities:

Retail

Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	155,975	89%	$3.0 million	$19.18

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2024	RevPAR for the Three Months Ended March 31, 2024	ADR for the Three Months Ended March 31, 2024
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	16,653	80%	$127.31	$158.79

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31, 2024	RevPAR for the Three Months Ended March 31, 2024	ADR for the Three Months Ended March 31, 2024
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	12,831	60%	$74.40	$124.43

Aloft - Tucson	Tucson, Arizona	1971	14,014	82%	$144.40	$177.10

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	12,376	61%	$61.04	$99.83

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	16,107	42%	$40.10	$95.40

Courtyard - Willoughby	Willoughby, Ohio	1999	8,190	52%	$68.11	$130.76

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	9,282	54%	$49.59	$91.78

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	8,827	71%	$67.31	$94.53

Courtyard - Parsippany	Parsippany, New Jersey	2001	13,741	47%	$64.87	$136.89

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	15,652	61%	$116.01	$189.36

Residence Inn - Needham	Needham, Massachusetts	2013	12,012	70%	$103.46	$147.98

		Hospitality Total	123,032	60%	$80.84	$135.28

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2024 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The dispositions of the Florida Hotels (the “Dispositions”) did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Dispositions are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the three months ended March 31, 2024 vs. March 31, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, and depreciation and amortization for the three months ended March 31, 2024 and 2023 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the three months ended March 31, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced decreases in the percentage of rooms occupied to 60% from 65%; RevPAR to $80.84 from $93.59; and ADR to $135.28 from $144.52.

Revenues

Revenues decreased by $3.4 million to $10.6 million during the three months ended March 31, 2024 compared to $14.0 million for the same period in 2023. The decrease primarily reflects a reduction in revenues of $3.4 million attributable to the Dispositions.

Property operating expenses

Property operating expenses decreased by $2.0 million to $8.0 million during the three months ended March 31, 2024 compared to $10.0 million for the same period in 2023. The decrease primarily reflects a reduction in property operating expenses of $2.0 million attributable to the Dispositions.

Real estate taxes

Real estate taxes increased by $0.2 million to $0.7 million during the three months ended March 31, 2024 compared to $0.5 million for the same period in 2023.

General and administrative costs

General and administrative costs decreased by $0.2 million to $1.0 million during the three months ended March 31, 2024 compared to $1.2 million for the same period in 2023. The decrease was principally attributable to a decrease in asset management fees as a result of the Dispositions.

Depreciation and amortization

Depreciation and amortization decreased by $0.4 million to $1.5 million during the three months ended March 31, 2024 compared to $1.9 million for the same period in 2023. The decrease reflects slightly lower depreciation and amortization of $0.1 million for our Same Store properties and a reduction in depreciation and amortization of $0.3 million attributable to the Dispositions.

Interest expense

Interest expense was $2.4 million for both the three months ended March 31, 2024 and 2023. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects market interest rates on our variable rate indebtedness and the weighted average principal outstanding during the periods.

Gain on sale of investment property

During the three months ended March 31, 2023, we recognized a gain on the sale of investment property of $0.3 million related to a hospitality property which was sold in 2017.

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $0.3 million during both the three months ended March 31, 2024 and 2023. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

As of March 31, 2024, we had $31.5 million of cash on hand, $4.6 million of restricted cash and $9.5 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, tender offers for our Common Shares and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2024, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2024, our total borrowings aggregated $101.8 million which represented 67% of our net assets.

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

The following table represents the fees incurred associated with the payments to our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Asset management fees (general and administrative costs)	$563	$659

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(877)	$(219)
Cash provided by/(used in) investing activities	638	(5,387)
Cash used in financing activities	(4,396)	(309)
Change in cash, cash equivalents and restricted cash	(4,635)	(5,915)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of the period	$36,106	$36,651

Operating activities

The cash used in operating activities of $0.9 million for the three months ended March 31, 2024 consisted of our net loss of $2.6 million partially offset by depreciation and amortization, amortization of deferred financing costs and other non-cash items aggregating $1.5 million and the loss from investments in unconsolidated affiliated entities of $0.3 million.

Investing activities

The cash provided by investing activities of $0.6 million for the three months ended March 31, 2024 consists primarily of the following:

●	capital expenditures of $0.1 million;

●	distributions of $0.8 million received from the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $4.4 million for the three months ended March 31, 2024 consists primarily of the following:

●	tender of common shares of $3.1 million; and

●	distributions paid to common stockholders of $1.3 million.

Distributions on Common Shares

On November 13, 2023, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2023. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.3 million was paid on January 15, 2024 to stockholders of record at the close of business on December 31, 2023.

On March 18, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending March 31, 2024. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on April 15, 2024 to stockholders of record at the close of business on March 31, 2024.

On May 9, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Tender Offers

2024 Tender Offer

We commenced a tender offer on April 24, 2024, pursuant to which we are offering to acquire up to 700,000 of our Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Unless extended or withdrawn, the 2024 Tender Offer will expire on June 14, 2024.

2023 Tender Offer

We commenced a tender offer on November 28, 2023, pursuant to which we offered to acquire up to 860,000 of our Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the Tender Offer, which expired on February 5, 2024, we repurchased 520,141 Common Shares for an aggregate of $3.1 million on February 16, 2024.

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

In connection with the approval of the 2023 Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. As a result of the termination of the 2023 Tender Offer on February 5, 2024, on March 18, 2024, the Board of Directors reinstated the SRP.

In connection with the approval of the 2024 Tender Offer, on April 17, 2024, the Board of Directors approved the suspension of the SRP effective April 17, 2024. Pursuant to the terms of the SRP, while the SRP is suspended, we will not accept any requests for redemption and any such requests and all pending requests will not be honored or retained, but will be returned to the requestor.

For the three months ended March 31, 2023, we repurchased 18,351 Common Shares at a weighted average price per share of $9.45.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of March 31, 2024.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$-	$-	$101,818	$-	$-	$-	$101,818
Interest payments(1)	6,823	9,056	7,170	-	-	-	23,049
Total Contractual Mortgage Obligations	$6,823	$9,056	$108,988	$-	$-	$-	$124,867

Note:

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of March 31, 2024 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. We received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage and debt yield ratios which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, we were required to deposit $4.0 million into a cash collateral reserve account.

If a principal paydown is deemed necessary to achieve compliance with respect to the financial debt covenants for any quarterly period, the lender may, if it so chooses, apply the necessary amount of the funds held in the cash collateral reserve account towards the required principal paydown. Additionally, if there are not sufficient funds held in the cash collateral reserve account, the lender may, if it so chooses, require us to fund the shortfall.

We did not meet the financial debt covenants under the Revolving Credit Facility for the quarterly period ended March 31, 2024, and therefore, the lender has the option of requiring us to make a principal paydown of $8.4 million.

As of March 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.77%. Additionally, all 10 of our majority-owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of March 31, 2024.

Pursuant to the terms of our loan agreements, escrows in the amount of $4.6 million and $4.5 million were held in restricted cash accounts as of March 31, 2024 and December 31, 2023, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

In addition to the Revolving Credit Facility, we have access to a margin loan from another financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of March 31, 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (6.17% as of March 31, 2024).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2024 and 2023, we received distributions from the Brownmill Joint Venture of $145 and $137, respectively.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT also sponsored by the Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a non-recourse loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

On May 31, 2023, the Hilton Garden Inn Mortgage was amended to provide for (i) an extension of the maturity date through May 31, 2028, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, (iv) the ability to draw up to an additional $3.0 million of principal, subject to the satisfaction of certain conditions, and (v) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture is required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of March 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, we received distributions from the Hilton Garden Joint Venture of $0.6 million.

Consolidated Hotel Joint Venture

As of March 31, 2024, five of our consolidated limited service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT also sponsored by our Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2024, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(2,601)	$(1,856)
FFO adjustments:
Depreciation and amortization of real estate assets	1,490	1,860
Gain on sale of investment property	(14)	(342)
Adjustments to equity in earnings from unconsolidated affiliated entities	415	415
FFO	(710)	77
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	22	20
Amortization of above or below market leases and liabilities(1)	-	-
Gain on forgiveness of debt(1)	-	-
Mark-to-market adjustments(2)	(175)	158
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	-
MFFO	(863)	255
Straight-line rent	-	-
MFFO - IPA recommended format	$(863)	$255

Net loss	$(2,601)	$(1,856)
Less: loss attributable to noncontrolling interests	47	41
Net loss applicable to Company’s common shares	$(2,554)	$(1,815)
Net loss per common share, basic and diluted	$(0.15)	$(0.11)

FFO	$(710)	$77
Less: FFO attributable to noncontrolling interests	14	-
FFO attributable to Company’s common shares	$(696)	$77
FFO per common share, basic and diluted	$-	$-

MFFO - IPA recommended format	$(863)	$255
Less: MFFO attributable to noncontrolling interests	14	-
MFFO attributable to Company’s common shares	$(849)	$255

Weighted average number of common shares outstanding, basic and diluted	16,744	17,158

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008 (date of inception) through March 31, 2024
FFO attributable to Company’s common shares	$79,226
Distributions declared	$91,396

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of any accounting standards that have been adopted during 2024 and any accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: May 15, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)