Form 10-Q
period 2024-09-30
Lightstone Value Plus REIT II, Inc.
filed 2024-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐   No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 7, 2024, there were approximately 16.2 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Investment property:
Land and improvements	$26,162	$26,152
Building and improvements	146,379	146,129
Furniture and fixtures	29,160	28,883
Construction in progress	262	128
Gross investment property	201,963	201,292
Less accumulated depreciation	(62,922)	(58,490)
Net investment property	139,041	142,802

Investments in unconsolidated affiliated entities	11,949	13,415
Cash and cash equivalents	27,743	36,192
Marketable securities, available for sale	9,783	9,287
Restricted cash	4,848	4,549
Accounts receivable and other assets	3,748	3,194
Total Assets	$197,112	$209,439

Liabilities and Stockholders’ Equity

Accounts payable and other accrued expenses	$6,686	$6,871
Mortgage payable, net	101,092	100,820
Distributions payable	1,212	1,275
Due to related party	362	360
Total liabilities	109,352	109,326

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.2 million and 17.0 million shares issued and outstanding, respectively	161	169
Additional paid-in-capital	137,940	143,219
Accumulated deficit	(61,365)	(54,284)
Total Company stockholders’ equity	76,736	89,104

Noncontrolling interests	11,024	11,009
Total Stockholders’ Equity	87,760	100,113
Total Liabilities and Stockholders’ Equity	$197,112	$209,439

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$12,136	$12,592	$36,719	$41,920

Expenses:
Property operating expenses	8,669	9,028	25,507	29,541
Real estate taxes	581	637	1,798	1,773
General and administrative costs	937	962	3,021	3,400
Depreciation and amortization	1,477	1,498	4,446	5,167
Impairment charge	-	-	-	5,000
Total expenses	11,664	12,125	34,772	44,881

Interest expense	(2,371)	(2,373)	(7,084)	(7,291)
(Loss)/gain on sale of investment property	-	(225)	-	114
Earnings from investments in unconsolidated affiliated entities	182	211	(52)	(83)
Other income/(expense), net	453	497	1,783	(299)

Net loss	(1,264)	(1,423)	(3,406)	(10,520)

Less: net (income)/loss attributable to noncontrolling interests	(21)	(15)	(15)	144

Net loss applicable to Company’s common shares	$(1,285)	$(1,438)	$(3,421)	$(10,376)

Net loss per Company’s common share, basic and diluted	$(0.08)	$(0.08)	$(0.21)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	16,163	17,036	16,444	17,101

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,264)	$(1,423)	$(3,406)	$(10,520)

Other comprehensive loss:
Holding loss on marketable securities, available for sale	-	-	-	(7)
Comprehensive loss	(1,264)	(1,423)	(3,406)	(10,527)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(21)	(15)	(15)	144

Comprehensive loss attributable to the Company’s common shares	$(1,285)	$(1,438)	$(3,421)	$(10,383)

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, June 30, 2023	17,096	$170	$144,210	$-	$(49,167)	$11,182	$106,395

Net loss	-	-	-	-	(1,438)	15	(1,423)
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared(a)	-	-	-	-	(1,279)	-	(1,279)
Redemption and cancellation of shares	(82)	(1)	(823)	-	-	-	(824)

BALANCE, September 30, 2023	17,014	$169	$143,387	$-	$(51,884)	$10,924	$102,596

(a)	Distributions per share were $0.075.

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(10,376)	(144)	(10,520)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Contributions of noncontrolling interests	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared(a)	-	-	-	-	(3,845)	-	(3,845)
Redemption and cancellation of shares	(158)	(2)	(1,584)	-	-	-	(1,586)

BALANCE, September 30, 2023	17,014	$169	$143,387	$-	$(51,884)	$10,924	$102,596

(a)	Distributions per share were $0.225.

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, June 30, 2024	16,164	$161	$137,940	$(58,868)	$11,004	$90,237

Net loss	-	-	-	(1,285)	21	(1,264)
Distributions declared(a)	-	-	-	(1,212)	-	(1,212)
Distributions from noncontrolling interests	-	-	-	-	(1)	(1)

BALANCE, September 30, 2024	16,164	$161	$137,940	$(61,365)	$11,024	$87,760

(a)	Distributions per share were $0.075.

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(3,421)	15	(3,406)
Distributions declared(a)	-	-	-	(3,660)	-	(3,660)
Contributions of noncontrolling interests	-	-	-	-	9	9
Distributions from noncontrolling interests	-	-	-	-	(9)	(9)
Tender, redemption and cancellation of shares	(838)	(8)	(5,279)	-	-	(5,287)

BALANCE, September 30, 2024	16,164	$161	$137,940	$(61,365)	$11,024	$87,760

(a)	Distributions per share were $0.225.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,406)	$(10,520)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,446	5,167
Impairment charge	-	5,000
Amortization of deferred financing costs	272	305
Loss from investments in unconsolidated affiliated entities	52	83
Other non-cash adjustments	(138)	266
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(679)	(433)
Decrease in accounts payable and other accrued expenses	(171)	(626)
Increase/(decrease) in due to related party	2	(84)
Cash provided by/(used in) operating activities	378	(842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(671)	(782)
Proceeds from the sale of marketable securities	4,000	3,436
Purchases of marketable securities	(4,261)	(8,511)
Proceeds from sale of investment property, net of closing costs	-	26,803
Contributions to unconsolidated affiliated entities	(74)	(445)
Distributions from unconsolidated affiliated entities	1,488	574
Cash provided by investing activities	482	21,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on mortgage payable	-	(16,667)
Payment of loan fees and expenses	-	(140)
Tender, redemption and cancellation of common shares	(5,287)	(1,586)
Contributions of noncontrolling interests	9	4
Distributions paid to common stockholders	(3,723)	(2,566)
Distributions paid to noncontrolling interests	(9)	(273)
Cash used in financing activities	(9,010)	(21,228)

Change in cash, cash equivalents and restricted cash	(8,150)	(995)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of period	$32,591	$41,571

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$6,850	$6,981
Cash paid for taxes	$189	$1,400
Distributions declared but not paid	$1,212	$1,279

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$27,743	$41,095
Restricted cash	4,848	476
Total cash, cash equivalents and restricted cash	$32,591	$41,571

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2024, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns and operates commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired and operated commercial hospitality properties, principally consisting of limited service hotels all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of September 30, 2024, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of September 30, 2024, five of the Company’s consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by The Lightstone Group, LLC (the “Sponsor”). The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2024, one of the Company’s consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through September 30, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of September 30, 2024, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

The Company’s income tax benefit and expense are included in other income/(expense), net on its consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $0.1 million and $13, respectively. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $0.1 million and $1.5 million, respectively.

As of September 30, 2024 and December 31, 2023, the Company had no material uncertain income tax positions.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2024	2023	2024	2023
Room	$11,452	$11,892	$34,522	$39,765
Food, beverage and other	684	700	2,197	2,155
Total revenues	$12,136	$12,592	$36,719	$41,920

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

Concentration of Risk

As of September 30, 2024 and December 31, 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

4.	Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in the unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	September 30, 2024	December 31, 2023
Brownmill Joint Venture	Various	48.6%	$3,597	$4,025
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	8,352	9,390
Total investments in unconsolidated affiliated real estate entities			$11,949	$13,415

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

During the nine months ended September 30, 2024 and 2023, the Company received distributions from the Brownmill Joint Venture of $0.6 million and $0.4 million, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$965	$935	$2,802	$2,876

Property operating expenses	390	367	1,276	1,044
Depreciation and amortization	185	186	558	560
Operating income	390	382	968	1,272

Interest expense and other, net	(153)	(144)	(450)	(466)
Net income	$237	$238	$518	$806

Company’s share of earnings (48.6%)	$115	$116	$251	$392
Additional depreciation and amortization expense(1)	(21)	(21)	(62)	(62)
Company’s earnings from investment	$94	$95	$189	$330

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	September 30, 2024	December 31, 2023
Investment property, net	$11,907	$12,423
Cash and restricted cash	1,077	1,598
Other assets	1,039	1,153
Total assets	$14,023	$15,174

Mortgage payable	$12,869	$13,075
Other liabilities	544	736
Members’ capital	610	1,363
Total liabilities and members’ capital	$14,023	$15,174

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

During the nine months ended September 30, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.9 million and made contributions of $0.1 million to the Hilton Garden Joint Venture. During the nine months ended September 30, 2023, the Company received distributions from the Hilton Garden Joint Venture of $0.1 million and made contributions of $0.4 million to the Hilton Garden Inn Joint Venture.

As of September 30, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Revenues	$3,698	$3,482	$9,473	$8,626

Property operating expenses	2,082	2,002	5,885	5,416
General and administrative costs	23	7	58	139
Depreciation and amortization	597	613	1,803	1,818
Operating income	996	860	1,727	1,253
Interest expense	(823)	(627)	(2,212)	(2,078)
Net income/(loss)	$173	$233	$(485)	$(825)
Company’s share of earnings (50.0%)	$87	$116	$(243)	$(413)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of September 30, 2024	As of December 31, 2023
Investment property, net	$46,311	$48,001
Cash	1,519	1,741
Other assets	1,732	1,816
Total assets	$49,562	$51,558

Mortgage payable, net	$32,294	$32,273
Other liabilities	1,134	1,075
Members’ capital	16,134	18,210
Total liabilities and members’ capital	$49,562	$51,558

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,163	$86	$(172)	$8,077
Mutual Funds	1,706	-	-	1,706
Total	$9,869	$86	$(172)	$9,783

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$9,582	$37	$(332)	$9,287

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of September 30, 2024 and December 31, 2023, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active. There were no transfers between the level classifications during the three and nine months ended September 30, 2024.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distribution payable and due to related party approximated their fair values as of September 30, 2024 and December 31, 2023 because of the short maturity of these instruments.

As of September 30, 2024 and December 31, 2023, the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of September 30, 2024 and December 31, 2023. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (5.81% as of September 30, 2024).

6.	Mortgage payable, net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate as of September 30, 2024	Maturity Date	Amount Due at Maturity	As of September 30, 2024	As of December 31, 2023
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	8.91%	September 2026	$101,818	$101,818	$101,818

Total mortgage payable		8.91%		$101,818	101,818	101,818

Less: Deferred financing costs					(726)	(998)

Total mortgage payable, net					$101,092	$100,820

SOFR as of September 30, 2024 and December 31, 2023 was 4.96% and 5.35%, respectively.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. The Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account.

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

As of September 30, 2024, the Company met the minimum prescribed debt yield ratio but did not meet the prescribed minimum DSCR and therefore, the lender may, at its sole discretion, require a principal paydown of $2.1 million using funds held in the cash collateral reserve account.

As of September 30, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.41%. Additionally, all 10 of the Company’s majority owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of September 30, 2024.

Pursuant to the Company’s loan agreements, total escrows in the amount of $4.8 million and $4.5 million were held in restricted cash accounts as of September 30, 2024 and December 31, 2023, respectively. Such escrows, which include the $4.0 million held in the cash collateral reserve account, will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On August 9, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on October 15, 2024 to stockholders of record at the close of business on September 30, 2024.

On November 13, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on December 31, 2024.

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

Tender Offers

2024 Tender Offer

The Company commenced a tender offer on April 24, 2024, pursuant to which it offered to acquire up to 700,000 of its Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Pursuant to the terms of the 2024 Tender Offer, which expired on June 14, 2024, the Company’s repurchased of 264,233 Common Shares for an aggregate cost of $1.6 million on June 28, 2024.

2023 Tender Offer

The Company commenced a tender offer on November 28, 2023, pursuant to which it offered to acquire up to 860,000 of its Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the 2023 Tender Offer, which expired on February 5, 2024, the Company repurchased 520,141 Common Shares for an aggregate cost of $3.1 million on February 16, 2024.

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

For the nine months ended September 30, 2024, the Company repurchased 53,805 Common Shares at a weighted average price per share of $9.84. For the nine months ended September 30, 2023, the Company repurchased 157,931 Common Shares at a weighted average price per share of $10.04.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$564	$580	$1,691	$1,896

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through September 30, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Franchise Agreements

As of September 30, 2024, the Company’s hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of September 30, 2024, we held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of September 30, 2024, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of September 30, 2024, five of our consolidated limited service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by The Lightstone Group, LLC (the “Sponsor”). We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2024, one of our consolidated hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through September 30, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of September 30, 2024 and December 31, 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2024	Annualized Revenues based on rents as of September 30, 2024	Annualized Revenues per square foot as of September 30, 2024
Unconsolidated Affiliated Entities:

Retail

Brownmill LLC (2 retail properties)	Old Bridge and Vauxhall, New Jersey	1962	156,028	89%	$3.0 million	$19.19

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2024	RevPAR for the Nine Months Ended September 30, 2024	ADR for the Nine Months Ended September 30, 2024
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	50,142	87%	$178.75	$206.07

Consolidated Properties:

Hospitality	Location	Year Built	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2024	RevPAR for the Nine Months Ended September 30, 2024	ADR for the Nine Months Ended September 30, 2024
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	38,634	76%	$110.89	$146.50

Aloft - Tucson	Tucson, Arizona	1971	42,196	63%	$99.18	$156.43

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	37,264	70%	$80.51	$115.57

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	48,498	55%	$60.92	$110.57

Courtyard - Willoughby	Willoughby, Ohio	1999	24,660	73%	$102.79	$141.72

Fairfield Inn - Des Moines	West Des Moines, Iowa	1997	27,948	66%	$74.82	$113.25

SpringHill Suites - Des Moines	West Des Moines, Iowa	1999	26,578	77%	$82.95	$108.39

Courtyard - Parsippany	Parsippany, New Jersey	2001	41,374	58%	$82.00	$140.29

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	47,128	55%	$94.77	$171.76

Residence Inn - Needham	Needham, Massachusetts	2013	36,168	82%	$149.55	$181.80

		Hospitality Total	370,448	66%	$93.19	$140.73

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2024 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2024 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Disposition Activities

Florida Hotels

On July 18, 2023 and July 21, 2023, we, through majority owned and consolidated subsidiaries (collectively, the “Sellers”), completed the sales of (i) a 126-room limited service hotel located in Miami, Florida (the “Hampton Inn - Miami”) and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale” and collectively, the “Florida Hotels”) to unaffiliated third parties for an aggregate contractual sales prices of $28.0 million. In connection with the sale of the Florida Hotels, we recognized a gain on the sale of investment property of $0.2 million during the third quarter of 2023. Previously, we recorded a non-cash impairment charge of $5.0 million during the second quarter of 2023 on the consolidated statements of operations to reduce the carrying value of the Florida Hotels to their fair value less the estimated costs to sell.

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

Comparison of the three months ended September 30, 2024 vs. September 30, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, and depreciation and amortization for the three months ended September 30, 2024 and 2023 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the three months ended September 30, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced an increase in ADR to $139.89 from $133.65 and a decrease in RevPAR to $92.07 from $92.50 while the percentage of rooms occupied declined to 66% from 69%.

Revenues

Revenues decreased by $0.5 million to $12.1 million during the three months ended September 30, 2024 compared to $12.6 million for the same period in 2023. The decrease primarily reflects a reduction in revenues of $0.4 million attributable to the Dispositions.

Property operating expenses

Property operating expenses decreased by $0.3 million to $8.7 million during the three months ended September 30, 2024 compared to $9.0 million for the same period in 2023. The decrease primarily reflects a reduction in property operating expenses of $0.5 million attributable to the Dispositions partially offset by an increase of $0.2 million attributable to Same Store properties.

Real estate taxes

Real estate taxes were unchanged at $0.6 million during both the three months ended September 30, 2024 and 2023.

General and administrative costs

General and administrative costs decreased slightly by $0.1 million to $0.9 million during the three months ended September 30, 2024 compared to $1.0 million for the same period in 2023.

Depreciation and amortization

Depreciation and amortization expense was unchanged at $1.5 million during both the three months ended September 30, 2024 and 2023.

Interest expense

Interest expense was unchanged at $2.4 million during both the three months ended September 30, 2024 and 2023. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects changes to market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

Gain on sale of investment property

During the three months ended September 30, 2023, we recognized a loss on the sale of investment property of $0.2 million related to the sale of the Florida Hotels.

Earnings from investments in unconsolidated affiliated real estate entities

Our income from investments in unconsolidated affiliated real estate entities was $0.2 million during both the three months ended September 30, 2024 and 2023. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Comparison of the nine months ended September 30, 2024 vs. September 30, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, and depreciation and amortization for the nine months ended September 30, 2024 and 2023 are attributable to our consolidated hospitality properties, including the Dispositions through their respective dates of disposition.

During the nine months ended September 30, 2024 compared to same period in 2023, our consolidated hospitality portfolio experienced an increase in ADR to $140.73 from $138.82 and a decrease in RevPAR to $93.19 from $95.84 while the percentage of rooms occupied declined to 66% from 69%.

Revenues

Revenues decreased by $5.2 million to $36.7 million during the nine months ended September 30, 2024 compared to $41.9 million for the same period in 2023. The decrease primarily reflects a reduction in revenues of $6.1 million attributable to the Dispositions partially offset by an increase of $0.9 million attributable to Same Store in the 2024 period.

Property operating expenses

Property operating expenses decreased by $4.0 million to $25.5 million during the nine months ended September 30, 2024 compared to $29.5 million for the same period in 2023. The decrease primarily reflects a reduction in property operating expenses of $4.4 million attributable to the Dispositions partially offset by an increase of $0.4 million attributable to Same Store properties.

Real estate taxes

Real estate taxes were unchanged at $1.8 million during both the nine months ended September 30, 2024 and 2023.

General and administrative costs

General and administrative costs decreased by $0.4 million to $3.0 million during the nine months ended September 30, 2024 compared to $3.4 million for the same period in 2023. The decrease was principally attributable to a decrease in asset management fees as a result of the Dispositions.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.8 million to $4.4 million during the nine months ended September 30, 2024 compared to $5.2 million for the same period in 2023. The decrease primarily reflects a reduction in depreciation and amortization of $0.7 million attributable to the Dispositions.

Impairment charge

We recognized an impairment charge of $5.0 million during the second quarter of 2023 to reduce the carrying value of the Florida Hotel Portfolio to its fair value less estimated costs to sell as of June 30, 2023.

Interest expense

Interest expense decreased by $0.2 million to $7.1 million during the nine months ended September 30, 2024 compared to $7.3 million for the same period in 2023. Interest expense is primarily attributable to the mortgage financings associated with our hotels and reflects changes to market interest rates on our variable rate indebtedness and the weighted average principal outstanding during each of the periods.

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

Earnings from investments in unconsolidated affiliated real estate entities

Our loss from investments in unconsolidated affiliated real estate entities was $52 during the nine months ended September 30, 2024 compared to a loss of $0.1 million for the same period in 2023. Our earnings from investments in unconsolidated affiliated real estate entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. We account for our membership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our hotels.

Financial Condition, Liquidity and Capital Resources

Overview:

As of September 30, 2024, we had $27.7 million of cash on hand, $4.8 million of restricted cash and $9.8 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, tender offers for our Common Shares and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of September 30, 2024, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate, the approval of our Board of Directors and disclosure to stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of September 30, 2024, our total borrowings aggregated $101.8 million which represented 68% of our net assets.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Asset management fees (general and administrative costs)	$564	$580	$1,691	$1,896

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2024	2023
Cash provided by/(used in) operating activities	$378	$(842)
Cash provided by investing activities	482	21,075
Cash used in financing activities	(9,010)	(21,228)
	(8,150)	(995)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of the period	$32,591	$41,571

Operating activities

The cash provided by operating activities of $0.4 million for the nine months ended September 30, 2024 consisted of our net loss of $3.4 million and net changes in operating assets and liabilities of $0.8 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $4.6 million.

Investing activities

The cash provided by investing activities of $0.5 million for the nine months ended September 30, 2024 consists primarily of the following:

●	capital expenditures of $0.7 million;

●	net purchases of marketable securities of $0.3 million;

●	contributions of $0.1 million made to the Hilton Garden Inn Joint Venture; and

●	aggregate distributions of $1.5 million received from the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $9.0 million for the nine months ended September 30, 2024 consists primarily of the following:

●	tender, redemption and cancellations of shares of $5.3 million; and

●	distributions paid to common stockholders of $3.7 million.

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

On August 9, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on October 15, 2024 to stockholders of record at the close of business on September 30, 2024.

On November 13, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2024. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

Tender Offers

2024 Tender Offer

We commenced a tender offer on April 24, 2024, pursuant to which we offered to acquire up to 700,000 of our Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Pursuant to the terms of the 2024 Tender Offer, which expired on June 14, 2024, we repurchased 264,233 Common Shares for an aggregate cost of $1.6 million on June 28, 2024.

2023 Tender Offer

We commenced a tender offer on November 28, 2023, pursuant to which we offered to acquire up to 860,000 of our Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the 2023 Tender Offer, which expired on February 5, 2024, we repurchased 520,141 Common Shares for an aggregate cost of $3.1 million on February 16, 2024.

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

For the nine months ended September 30, 2024, we repurchased 53,805 Common Shares at a weighted average price per share of $9.84. For the nine months ended September 30, 2023, we repurchased 157,931 Common Shares at a weighted average price per share of $10.04.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations outstanding over the next five years and thereafter as of September 30, 2024.

Contractual Mortgage Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$-	$-	$101,818	$-	$-	$-	$101,818
Interest payments(1)	2,164	8,682	6,874	-	-	-	17,720
Total Contractual Mortgage Obligations	$2,164	$8,682	$108,692	$-	$-	$-	$119,538

Note:

(1)	These amounts represent future interest payments related to our mortgage payable obligation based on the interest rate specified in the associated debt agreement. Our variable rate debt agreement is based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of September 30, 2024 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. We received an initial advance of $101.8 million under the Revolving Credit Facility and designated 10 hotel properties as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain covenants, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio which if not met may also be achieved through principal paydowns on the outstanding balance. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account.

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

As of September 30, 2024, we met the minimum prescribed debt yield ratio but did not meet the prescribed minimum DSCR and therefore, the lender may, at its sole discretion, require a principal paydown of $2.1 million using funds held in the cash collateral reserve account.

As of September 30, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 8.41%. Additionally, all 10 of our majority-owned and consolidated hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of September 30, 2024.

Pursuant to the terms of our loan agreements, escrows in the amount of $4.8 million and $4.5 million were held in restricted cash accounts as of September 30, 2024 and December 31, 2023, respectively. Such escrows will be released in accordance with the applicable loan agreements for payments of real estate taxes, debt service payments, insurance and capital improvement transactions, as required.

In addition to the Revolving Credit Facility, we have access to a margin loan from another financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of September 30, 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (5.81% as of September 30, 2024).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profit and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the nine months ended September 30, 2024 and 2023, we received distributions from the Brownmill Joint Venture of $0.6 million and $0.4 million, respectively.

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

During the nine months ended September 30, 2024, we received distributions from the Hilton Garden Joint Venture of $0.9 million and made contributions of $0.1 million to the Hilton Garden Inn Joint Venture. During the nine months ended September 30, 2023, we received distributions from the Hilton Garden Joint Venture of $0.1 million and made contributions of $0.4 million to the Hilton Garden Inn Joint Venture.

As of September 30, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,264)	$(1,423)	$(3,406)	$(10,520)
FFO adjustments:
Depreciation and amortization of real estate assets	1,477	1,498	4,446	5,167
Loss/(gain) on sale of investment property	-	225	(14)	(114)
Impairment charge	-	-	-	5,000
Income tax on sale of real estate	-	-	-	1,162
Adjustments to equity in earnings from unconsolidated affiliated entities	409	417	1,234	1,242
FFO	622	717	2,260	1,937
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	20	21	74	62
Mark-to-market adjustments(2)	(2)	12	(209)	126
Non-recurring gains from extinguishment/sale of debt, derivatives or securities holdings(1)	(54)	-	(26)	-
MFFO - IPA recommended format	$586	$750	$2,099	$2,125

Net loss	$(1,264)	$(1,423)	$(3,406)	$(10,520)
Less: (income)/loss attributable to noncontrolling interests	(21)	(15)	(15)	144
Net loss applicable to Company's common shares	$(1,285)	$(1,438)	$(3,421)	$(10,376)
Net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.21)	$(0.61)

FFO	$622	$717	$2,260	$1,937
Less: FFO attributable to noncontrolling interests	(58)	(60)	(123)	13
FFO attributable to Company's common shares	$564	$657	$2,137	$1,950
FFO per common share, basic and diluted	$0.03	$0.04	$0.13	$0.11

MFFO - IPA recommended format	$586	$750	$2,099	$2,125
Less: MFFO attributable to noncontrolling interests	(58)	(60)	(123)	(112)
MFFO attributable to Company's common shares	$528	$690	$1,976	$2,013

Weighted average number of common shares outstanding, basic and diluted	16,163	17,036	16,444	17,101

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008 (date of inception) through September 30, 2024
FFO attributable to Company’s common shares	$82,059
Distributions declared	$93,820

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 14, 2024, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: November 14, 2024	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)