Form 10-K
period 2024-12-31
Lightstone Value Plus REIT II, Inc.
filed 2025-03-26
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

There is no established market for the Registrant’s common stock. As of June 30, 2024, the last business day of the most recently completed second quarter, there were 16.1 million shares of the Registrant’s common stock held by non-affiliates of the registrant. On March 21, 2025, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.89 per share (after allocations to the holders of subordinated profits interests in the operating partnership) derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2024. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” As of March 15, 2025, there were 16.0 million shares of the Registrant’s common stock held by non-affiliates of the registrant.

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

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2024, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Annual Report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service hotels all located in the U.S. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2024, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Browntown Joint Venture is between us and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Lightstone Group LLC (the “Sponsor”), and a related party. We and LGH have 48.6% and 51.4% membership interests in the Brownmill Joint Venture, respectively. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT III each have a 50% membership interest in the Hilton Garden Inn Joint Venture.

As of December 31, 2024, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2024, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

Our advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 shares of common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Sponsor, which also served as our sponsor during our initial public offering and follow-on offering (collectively, the “Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. Our Advisor, pursuant to the terms of an advisory agreement, together with our board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on our behalf and managing our day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership, which were acquired at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

Noncontrolling Interests – Partners of the Operating Partnership

Limited Partner

On May 20, 2008, our Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units. The Advisor has the right to convert its Common Units into cash or, at our option, an equal number of our Common Shares.

Associate General Partner

In connection with our Offerings, the Sponsor and LGH contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Hotel Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of our limited-service hotels.

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

Investment Strategy and Policies

We have and expect to continue to principally invest in commercial properties consisting of hospitality properties (such as limited-service hotels, full-service hotels and extended stay hotels) and retail properties, as well as various other real estate-related investments, primarily located in the U.S. Our acquisitions may include both portfolios and individual properties. Limited-service hotels generally provide minimal guest amenities. Full-service hotels generally provide a full complement of guest amenities; including restaurants, concierge and room service, porter service or valet parking. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have historically acquired hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotels, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels and other rental properties both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and room rates for our hotels. In addition, increases in our operating costs due to inflation and other factors may not be fully or even partially offset by increased room rates. We also face competition from nationally recognized hotel brands with which we are not currently associated.

We have or may compete with other commercial real estate owners and operators of retail, office, industrial and multifamily residential real estate. The development of any new retail, office, industrial and multifamily residential properties would further intensify the competition among owners and operators of these types of real estate in the market areas in which we operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is maintained, operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of our properties.

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

Competition from these and other third-party real estate investors may limit the number of suitable investment opportunities available to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

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

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the “SEC”). Stockholders may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our office is located at 1985 Cedar Bridge Avenue, Lakewood, NJ 08701. Our telephone number is (732) 367-0129. Our website is www.lightstonecapitalmarkets.com.

ITEM 1B. UNRESOLVED STAFF COMMENTS:

None applicable.

ITEM 1C. CYBERSECURITY:

Risk Management and Strategy

We have no employees. Our business is externally managed by the Advisor, an affiliate of the Sponsor. We are dependent on the Advisor and affiliates of our Sponsor (collectively, the “Advisor and its affiliates”) for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology (“IT”) and investor relations services. As an externally managed REIT, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Advisor and its affiliates, which determine and implement appropriate risk management processes and strategies as it relates to cybersecurity for both us and the other entities they advise, own and/or manage, and we rely on the them for assessing, identifying and managing material risks to our business from cybersecurity threats.

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

ITEM 2. PROPERTIES:

As of December 31, 2024, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Brownmill Joint Venture is between us and LGH, a wholly-owned subsidiary of the Sponsor, and a related party. We and LGH have 48.6% and 51.4% membership interests in the Brownmill Joint Venture, respectively. The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. the Hilton Garden Inn Joint Venture is between us and Lightstone REIT III, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT III each have a 50% membership interest in the Hilton Garden Inn Joint Venture.

As of December 31, 2024, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2024, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2024	RevPAR for the Year Ended December 31, 2024	ADR for the Year Ended December 31, 2024
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	51,606	77.8%	$115.63	$148.68

Aloft - Tucson	Tucson, Arizona	1971	154	56,364	61.9%	$97.69	$157.72

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	49,776	68.5%	$78.03	$113.97

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	64,782	53.5%	$58.85	$110.06

Courtyard - Willoughby	Willoughby, Ohio	1999	90	32,940	72.1%	$99.94	$138.70

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	37,332	62.8%	$68.89	$109.67

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	35,502	72.9%	$76.40	$104.78

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	55,266	60.8%	$85.00	$139.81

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	62,952	56.8%	$99.94	$176.08

Residence Inn - Needham	Needham, Massachusetts	2013	132	48,312	81.5%	$148.89	$182.68

Total			1,352	494,832	65.8%	$92.82	$141.08

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2024	Annualized Revenue based on rents as of December 31, 2024	Annualized Revenue per square foot as of December 31, 2024(1)
Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	91.0%	$3.1 million	$19.58

Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Year to Date Available Rooms	Percentage Occupied for the Year Ended December 31, 2024	RevPAR for the Year Ended December 31, 2024	ADR for the Year Ended December 31, 2024
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	66,978	86.7%	$190.26	$219.34

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2024 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Dollar amounts are presented in thousands, except per share and unit data, Revenue per Available Room (“RevPAR”), Average Daily Rate (“ADR”) and where indicated in millions.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 15, 2025, we had 16.0 million shares of common stock (“Common Shares”) outstanding, held by a total of 4,829 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on a national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing then would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

On January 17, 2023, our stockholders approved an amendment and restatement to our charter pursuant to which we are no longer required to either (a) amend our charter to extend the deadline to begin the process of achieving a liquidity event, or (b) hold a stockholders meeting to vote on a proposal for an orderly liquidation of our portfolio.

Estimated Net Asset Value (“NAV”) and NAV per Common Share (“NAV per Share”)

On March 21, 2025, our board of directors determined and approved our estimated net asset value (“NAV”) of $175.4 million and resulting NAV per share of common stock (“NAV per Share”) of $10.89, both as of December 31, 2024. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2024 and are effective as of March 21, 2025. In the calculation of our NAV, no allocation of value was made to the Associate General Partner’s Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2024. In connection with our Offerings, the Associate General Partner contributed (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in the Brownmill Joint Venture which were aggregately valued at $4.8 million, to our Operating Partnership in exchange for 177 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2024 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $10.89 as of December 31, 2024 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $10.89 as of December 31, 2024.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2024 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2024, we have ownership interests in 13 investment properties, consisting of (i) 10 consolidated properties (the “Consolidated Properties”) and (ii) three unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the “Investment Properties”). With respect to the Consolidated Properties as of December 31, 2024, we majority owned and consolidated the operating results and financial condition of 10 hospitality properties, or limited-services hotels, containing a total of 1,352 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2024, we held a (i) 48.6% joint venture ownership interest in the Brownmill Joint Venture, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New Jersey and Milburn Mall located in Vauxhaull, New Jersey, which collectively are referred to as the Brownmill Properties and (ii) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, an 183-room, limited-service hotel located in Long Island City. We do not consolidate our joint venture ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them under the equity method of accounting. Additionally, as of December 31, 2024, six of the hotels within the Hotel Portfolio have ownership interests held by other minority owners, which are accounted for as noncontrolling interests in our consolidated financial statements.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2024, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all of the investment properties in which we had ownership interests as of December 31, 2024. With respect to the appraisals performed by Capright, the scope of their work included:

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

The values of our Investment Properties were generally estimated by Capright utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2024 were used.

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

The following are the key assumptions used in the DCF Analysis utilized by Capright under the income approach to estimate the fair value of the indicated properties as of December 31, 2024.

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (10 properties)	Hilton Garden Inn - Long Island City	Brownmill Properties (2 properties)
	(weighted average)		(weighted average)
Exit capitalization rate	8.57%	8.00%	7.28%
Discount rate	10.57%	10.00%	8.22%
Annual market rent growth	3.66%	4.79%	0.71%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2024, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $209.3 million and the aggregate carrying value of our Consolidated Properties was $137.8 million, which equates to an overall increase in value of 51.9%.

As of December 31, 2024, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.0 million was calculated based on the gross appraised value of the Brownmill Properties of $32.5 million less the fair value of the outstanding indebtedness of $12.6 million plus all other non-real estate assets and liabilities, net of $0.7 million. The estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $10.0 million compared to our carrying value of $3.6 million, both as of December 31, 2024, equates to an increase in value of 177.8%.

As of December 31, 2024, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $21.7 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $74.7 million less the fair value of the outstanding indebtedness of $32.3 million plus all other non-real estate assets and liabilities, net of $1.0 million. The estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $21.7 million compared to our carrying value of $7.6 million, both as of December 31, 2024, equates to an increase in value of 185.5%.

While we believe that Capright’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2024 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.22)	$0.25
Discount rate	$(0.26)	$0.28

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Profits Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2024.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2024.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2024 as well as the comparable calculation as of December 31, 2023. The estimated NAV per Share of $10.89 as of December 31, 2024, represents an increase of $1.05 per share, or 10.6%, from the estimated NAV per Share of $9.84 as of December 31, 2023. Certain amounts are presented net of noncontrolling interests, as applicable.

	As of December 31, 2024		As of December 31, 2023
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$240,966	$14.96	$224,554	$13.21
Non-Real Estate Assets:
Cash and cash equivalents	27,139		36,192
Marketable securities	10,209		9,287
Restricted cash	4,938		4,549
Other assets	2,321		2,721
Total non-real estate assets	44,607	2.77	52,749	3.10
Total Assets	285,573	17.73	277,303	16.31

Liabilities:
Mortgage payable	(101,183)		(100,820)
Margin loan	-		-
Other liabilities	(7,844)		(8,116)
Total Liabilities	(109,027)	(6.77)	(108,935)	(6.41)
Other Non-Controlling Interests	(1,171)	(0.07)	(1,072)	(0.06)
Net Asset Value before Allocations to Subordinated Profits Interests	175,375	$10.89	167,296	$9.84
Allocations to Subordinated Profits Interests	-	-	-	-
Net Asset Value	$175,375	$10.89	$167,296	$9.84

Shares of Common Stock Outstanding	16,109		17,001

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2023 may be found in our Annual Report on Form 10-K for the Year Ended December 31, 2023, filed on March 27, 2024.

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

Distributions

Common Shares

On March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2024 and 2023, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the calendar quarter.

Total distributions declared during the years ended December 31, 2024 and 2023 were $4.9 million and $5.1 million, respectively.

On March 21, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Subordinated Profits Interests

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

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

Tender Offers

2024 Tender Offer

We commenced a tender offer on April 24, 2024, pursuant to which we offered to acquire up to 700,000 Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Pursuant to the terms of the 2024 Tender Offer, which expired on June 14, 2024, we repurchased 264,233 Common Shares at an aggregate cost of $1.6 million on June 28, 2024.

2023 Tender Offer

We commenced a tender offer on November 28, 2023, pursuant to which we offered to acquire up to 860,000 Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the 2023 Tender Offer, which expired on February 5, 2024, we repurchased 520,141 Common Shares at an aggregate cost of $3.1 million on February 16, 2024.

SRP

Our share repurchase program, as amended from time to time (the “SRP”) by our Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions and applicable law.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

In connection with the approval of the 2023 Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Subsequent to the termination of the 2023 Tender Offer on February 5, 2024, the Board of Directors reinstated the SRP on March 18, 2024.

In connection with the approval of the 2024 Tender Offer, on April 17, 2024, the Board of Directors approved the suspension of the SRP effective April 17, 2024. Subsequent to the termination of the 2024 Tender Offer on June 14, 2024, the Board of Directors reinstated the SRP on August 9, 2024.

For the year ended December 31, 2024, we repurchased 108,287 Common Shares at a weighted average price per share of $9.84. For the year ended December 31, 2023, we repurchased 170,425 Common Shares at a weighted average price per share of $10.05.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K (the “Annual Report”), we did not sell any equity securities that were not registered under the Securities Act.

ITEM 6. [RESERVED]

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

Overview

Lightstone REIT II, together with the Operating Partnership and its subsidiaries are collectively referred to as “the Company” and the use of “we”, “our” or “us” or similar pronouns in this Annual Report refers to Lightstone REIT II, its Operating Partnership or the Company as required in which such pronoun is used. Through our Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service hotels all located in the United States (the “U.S.”). We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2024, we (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. Both the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture are between us and related parties.

As of December 31, 2024, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2024, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, each of which are managed by an unrelated third-party property manager) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Investment Strategy and Policies

We have and expect to continue to invest in commercial properties (such as full-service hotels, limited-service hotels, and extended stay hotels) and retail properties, as well as various other real estate-related investments principally located in the U.S. Our acquisitions may include both portfolios and individual properties. Full-service hotels generally provide a full complement of guest amenities including restaurants, concierge and room service, porter service or valet parking. Limited-service hotels typically do not include these amenities. Extended stay hotels offer upscale, high-quality, residential style lodging with a comprehensive package of guest services and amenities for extended-stay business and leisure travelers. We have no limitation as to the brand of franchise or license with which our hotels may be associated. We generally intend to hold each of our real estate properties until its investment objectives are met or it is likely they will not be met.

Even though we have primarily invested in hotels, we have and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. We expect to continue to invest mainly in direct real estate investments and other equity interests; however, we may also invest in debt interests, which may include bridge or mezzanine loans, including in furtherance of a loan-to-own strategy. We have not established any limits on the percentage of our portfolio that may be comprised of various categories of assets which present differing levels of risk.

We have and expect to continue to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements for the acquisition, development or improvement of properties with third parties or certain affiliates of our Sponsor, including its other sponsored REITs and real estate limited partnerships sponsored by affiliates of our Sponsor.

Concentration of Credit Risk

As of December 31, 2024 and 2023, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report.

Critical Accounting Estimates and Policies

General

Our consolidated financial statements included in this Annual Report include our accounts and the Operating Partnership (over which we exercise financial and operating control). All inter-company balances and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Investments in Real Estate

Impairment Evaluation

We evaluate our investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in us preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. We use judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends.  The undiscounted projected cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value.

Investments in Unconsolidated Entities

We evaluate all investments in other entities for consolidation. We consider our percentage interest in the joint venture, evaluation of control and whether a variable interest entity exists when determining whether or not the investment qualifies for consolidation or if it should be accounted for as an unconsolidated investment under the equity method of accounting.

If an investment qualifies for the equity method of accounting, our investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of our investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investments in unconsolidated entities.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire a hotel we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Our income tax benefits and expenses are included in other income, net on our consolidated statements of operations. During the years ended December 31, 2024 and 2023, we recorded net income tax expense of $0.1 million and $1.6 million, respectively.

As of December 31, 2024 and 2023, we had no material uncertain income tax positions.

Results of Operations

2023 Disposition Activities - Florida Hotels

On July 18, 2023 and July 21, 2023, we, through majority owned and consolidated subsidiaries (collectively, the “Sellers”), completed the sales of (i) a 126-room limited-service hotel located in Miami, Florida (the “Hampton Inn - Miami”) and (ii) a 104-room limited service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale” and collectively, the “Florida Hotels”) to unaffiliated third parties for an aggregate contractual sales prices of $28.0 million. In connection with the sale of the Florida Hotels, we recognized a gain on the sale of investment property of $0.1 million during the year ended December 31, 2023. Previously, we recorded a non-cash impairment charge of $5.0 million during the second quarter of 2023 on the consolidated statements of operations to reduce the carrying value of the Florida Hotels to their fair value less the estimated costs to sell.

The dispositions of the Florida Hotels did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on our operations and financial results. Accordingly, the operating results of the Florida Hotels are reflected in our results from continuing operations for all periods presented through their respective dates of disposition.

Properties owned by us during the entire periods presented are referred to as our “Same Store” properties.

Comparison of the year ended December 31, 2024 vs. December 31, 2023

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the years ended December 31, 2024 and 2023 are attributable to our consolidated limited-service hotels, including the Florida Hotels through their respective dates of disposition.

During the year ended December 31, 2024 compared to same period in 2023, our consolidated limited-service hotel portfolio experienced an increase in ADR to $141.08 from $138.30 and a decrease in RevPAR to $92.82 from $94.23 while the percentage of rooms occupied declined to 66% from 68%.

Revenues

Revenues decreased by $4.8 million to $48.8 million during the year ended December 31, 2024 compared to $53.6 million for the same period in 2023. Excluding the revenues attributable to the Florida Hotels, revenues increased by $1.3 million for our Same Store properties, as a result of the higher ADR, offset by lower RevPAR and occupancy during the 2024 period.

Property operating expenses

Property operating expenses decreased by $3.8 million to $34.2 million during the year ended December 31, 2024 compared to $38.0 million for the same period in 2023. Excluding the property operating expenses attributable to the Florida Hotels, our property operating expenses increased by $0.6 million for our Same Store properties. The increase reflects rising costs due to inflation leading to higher room and other operating expenses.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $2.4 million during the year ended December 31, 2024 compared to $2.3 million for the same period in 2023. Excluding the real estate taxes attributable to the Florida Hotels, our real estate taxes decreased by $0.3 million for our Same Store properties.

General and administrative costs

General and administrative costs decreased by $0.3 million to $4.1 million during the year ended December 31, 2024 compared to $4.4 million for the same period in 2023. The decrease was principally attributable to a decrease in professional fees as well as asset management fees attributable to the Florida Hotels.

Depreciation and amortization

Depreciation and amortization decreased by $0.8 million to $5.8 million during the year ended December 31, 2024 compared to $6.7 million for the same period in 2023. Excluding the depreciation and amortization attributable to the Florida Hotels, our depreciation and amortization decreased by $0.2 million for our Same Store properties.

Impairment charge

During the year ended December 31, 2023, we recognized an impairment charge of $5.0 million during the second quarter to reduce the carrying value of the Florida Hotels to their fair value less estimated costs to sell.

Interest expense

Interest expense decreased by $0.4 million to $9.3 million during the year ended December 31, 2024 compared to $9.7 million for the same period in 2023. Interest expense is primarily attributable to the mortgage financings associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2024 period as well as changes in the weighted average principal outstanding during the respective periods.

Gain on sale of investment property, net

During the year ended December 31, 2023, we recognized a gain on the sale of investment property of $0.4 million consisting of a gain of $0.1 million related to the sale of the Florida Hotels and a gain of $0.3 million related to the sale of one of our limited-service hotels in 2017.

Income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities was $174 during the year ended December 31, 2024 compared to $32 for the same period in 2023. Our income from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $27.1 million of cash on hand, $4.9 million of restricted cash and $10.2 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, tender offers for our Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2024, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosure to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2024, our total borrowings aggregated $101.8 million which represented 69% of our net assets.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan. This margin loan is due on demand and any outstanding balance must be paid upon the liquidation of our securities.

Any future properties that we may acquire may be funded through a combination of borrowings and the proceeds received from the selective disposition of certain of our real estate assets. These borrowings may consist of single-property mortgages as well as mortgages cross-collateralized by a pool of properties. Such mortgages may be put in place either at the time we acquire a property or subsequent to our purchasing a property for cash. In addition, we may acquire properties that are subject to existing indebtedness where we choose to assume the existing mortgages. Generally, though not exclusively, we intend to seek to encumber our properties with debt, which will be on a non-recourse basis. This means that a lender’s rights on default will generally be limited to foreclosing on the property. However, we may, at our discretion, secure recourse financing or provide a guarantee to lenders if we believe this may result in more favorable terms. When we give a guaranty for a property-owning entity, we will be responsible to the lender for the satisfaction of the indebtedness if it is not paid by the property-owning entity.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make various payments to our Advisor and certain affiliates of our Sponsor, such as payments of fees related to asset acquisitions, asset management, and property management (excluding our hospitality properties, which are managed by unrelated third party property managers) as well the reimbursement of acquisition-related expenses and actual expenses incurred for administrative and other services provided to us.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Asset management fees (general and administrative costs)	$2,255	$2,458

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by operating activities	$1,240	$654
Net cash provided by investing activities	859	21,082
Net cash used in financing activities	(10,763)	(23,561)
Change in cash, cash equivalents and restricted cash	(8,664)	(1,825)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of year	$32,077	$40,741

Operating activities

The cash provided by operating activities of $1.2 million for the year ended December 31, 2024 consisted of our net loss of $4.8 million and all other non-cash items aggregating $0.3 million, adjusted by depreciation and amortization of $5.8 million and amortization of deferred financing costs of $0.4 million.

Investing activities

The cash provided by investing activities of $0.9 million for the year ended December 31, 2024 consists primarily of the following:

●	capital expenditures of $0.9 million;

●	contributions of $0.1 million to the Hilton Garden Inn Joint Venture;

●	net purchases of marketable securities of $0.7 million; and

●	aggregate distributions of $2.5 million received from the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture.

Financing activities

The cash used in financing activities of $10.8 million for the year ended December 31, 2024 consists primarily of the following:

●	redemption, cancellation and tender of common shares of $5.8 million; and

●	distributions paid to common stockholders of $4.9 million.

Distributions

Common Shares

On March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2024 and 2023, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the quarter.

Total distributions declared during the years ended December 31, 2024 and 2023 were $4.9 million and $5.1 million, respectively.

On March 21, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. We cannot assure that any future distributions will be made or that we will maintain any particular level of distributions that we have previously established or may establish.

Subordinated Profits Interests

In connection with our Offerings, the Sponsor and its wholly owned subsidiary, LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

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

Tender Offers

2024 Tender Offer

We commenced a tender offer on April 24, 2024, pursuant to which we offered to acquire up to 700,000 Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Pursuant to the terms of the 2024 Tender Offer, which expired on June 14, 2024, we repurchased 264,233 Common Shares at an aggregate cost of $1.6 million on June 28, 2024.

2023 Tender Offer

We commenced a tender offer on November 28, 2023, pursuant to which we offered to acquire up to 860,000 Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the 2023 Tender Offer, which expired on February 5, 2024, we repurchased 520,141 Common Shares at an aggregate cost of $3.1 million on February 16, 2024.

SRP

Our share repurchase program (the “SRP”) may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to restrictions and applicable law.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

In connection with the approval of the 2023 Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Subsequent to the termination of the 2023 Tender Offer on February 5, 2024, the Board of Directors reinstated the SRP on March 18, 2024.

In connection with the approval of the 2024 Tender Offer, on April 17, 2024, the Board of Directors approved the suspension of the SRP effective April 17, 2024. Subsequent to the termination of the 2024 Tender Offer on June 14, 2024, the Board of Directors reinstated the SRP on August 9, 2024.

For the year ended December 31, 2024, we repurchased 108,287 Common Shares at a weighted average price per share of $9.84. For the year ended December 31, 2023, we repurchased 170,425 Common Shares at a weighted average price per share of $10.05.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of December 31, 2024.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$-	$101,818	$-	$-	$-	$-	$101,818
Interest payments(1)	8,236	6,520	-	-	-	-	14,756
Total Contractual Mortgage Obligations	$8,236	$108,338	$-	$-	$-	$-	$116,574

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2024 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limit-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account.

If a principal paydown is deemed necessary to achieve compliance with respect to any of the financial debt covenants for any quarterly period, the lender may, if it so chooses, apply the necessary amount of the funds held in the cash collateral reserve account towards the required principal paydown. Additionally, if there are not sufficient funds held in the cash collateral reserve account, the lender may, if it so chooses, require us to fund the shortfall.

As of December 31, 2024, we met the minimum prescribed debt yield ratio but did not meet the prescribed minimum DSCR and therefore, the lender may, at its sole discretion, require a principal paydown of $7.5 million first, using the funds held in the cash collateral reserve account of $4.0 million and second, requiring us to fund the $3.5 million shortfall.

As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 7.98%. Additionally, all 10 of our majority-owned and consolidated hotel properties remained pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of December 31, 2024.

Pursuant to the terms of the Revolving Credit Facility, aggregate escrows of $4.9 million and $4.5 million were held in restricted cash accounts as of December 31, 2024 and 2023, respectively. Such escrows, which include the $4.0 million held in the cash collateral account, will be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments (including any required principal paydowns necessary to achieve financial covenant compliance), insurance and capital improvements.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of December 31, 2024 and 2023. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (5.38% as of December 31, 2024).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the years ended December 31, 2024 and 2023, we received distributions from the Brownmill Joint Venture aggregating $0.8 million and $0.6 million, respectively.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT III, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

We and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2024 and 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

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

The below table illustrates the items deducted from or added to net loss in the calculation of FFO and MFFO. Items are presented net of noncontrolling interest portions where applicable.

	For the Years Ended
	December 31, 2024	December 31, 2023
Net loss	$(4,760)	$(11,624)
FFO adjustments:
Depreciation and amortization of real estate assets	5,846	6,659
Gain on sale of investment property	(14)	(449)
Income tax on sale of real estate	-	1,162
Impairment charge	-	5,000
Adjustments to equity in earnings from unconsolidated entities, net	1,645	1,661
FFO	2,717	2,409
MFFO adjustments:

Adjustments to equity in earnings from unconsolidated entities, net	92	84
Mark-to-market adjustments(2)	(160)	(25)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(1)	(26)	-
MFFO - IPA recommended format	$2,623	$2,468

Net loss	$(4,760)	$(11,624)
Less: (income)/loss attributable to noncontrolling interests	(42)	123
Net loss applicable to Company’s common shares	$(4,802)	$(11,501)
Net loss per common share, basic and diluted	$(0.29)	$(0.67)

FFO	$2,717	$2,409
Less: FFO attributable to noncontrolling interests	(188)	(37)
FFO attributable to Company’s common shares	$2,529	$2,372
FFO per common share, basic and diluted	$0.15	$0.14

MFFO - IPA recommended format	$2,623	$2,468
Less: MFFO attributable to noncontrolling interests	(188)	(162)
MFFO attributable to Company’s common shares	$2,435	$2,306

Weighted average number of common shares outstanding, basic and diluted	16,364	17,077

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008 (date of inception) through December 31, 2024
FFO	$82,451
Distributions declared	$95,029

FFO attributable to our Common Shares for the year ended December 31, 2024 was $2.5 million and cash flow provided by operations was $1.2 million. FFO attributable to our Common Shares for the year ended December 31, 2023 was $2.4 million and cash flow provided by operations was $0.7 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lightstone Value Plus REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT II, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Entities – Impairment Evaluation

As of December 31, 2024, the Company had investment property, net of accumulated depreciation, of approximately $137.8 million and investments in unconsolidated affiliated entities of approximately $11.1 million. As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, and the recoverability of the investments in unconsolidated affiliated entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment property or the investments in unconsolidated affiliated entities may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry, geographic or economic trends.

When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. These estimates include significant assumptions such as future net operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if management’s estimate of the fair value of the investment property is less than the carrying value and not recoverable. The ultimate realization of the Company’s investments in unconsolidated affiliated entities is dependent on a number of factors including the performance of that entity and market conditions. If the Company determines that a decline in the value of the investments in unconsolidated affiliated entities is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter as there is especially challenging auditor judgment required with respect to the assessment of management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated entities. Significant estimates and assumptions include future net operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. These procedures included assessing the design of controls over the Company’s impairment evaluation process. Our procedures also included, among others: (i) assessing the methodologies applied; (ii) identifying the existence of any triggering events; (iii) comparing the estimated undiscounted cash flows to historical operating results by property; and (iv) evaluating the reasonableness of significant estimates and assumptions utilized in determining future net operating income, holding period, capitalization rates and residual values and determining if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of certain properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

West Palm Beach, Florida

March 26, 2025

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investment property:
Land and improvements	$26,176	$26,152
Building and improvements	146,459	146,129
Furniture and fixtures	29,278	28,883
Construction in progress	228	128
Gross investment property	202,141	201,292
Less accumulated depreciation	(64,318)	(58,490)
Net investment property	137,823	142,802

Investments in unconsolidated affiliated entities	11,146	13,415
Cash and cash equivalents	27,139	36,192
Marketable securities, available for sale	10,209	9,287
Restricted cash	4,938	4,549
Accounts receivable and other assets	2,645	3,194
Total Assets	$193,900	$209,439

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$6,490	$6,871
Mortgage payable, net	101,183	100,820
Distributions payable	1,209	1,275
Due to related party	362	360
Total liabilities	109,244	109,326

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.1 million and 17.0 million shares issued and outstanding, respectively	160	169
Additional paid-in-capital	137,405	143,219
Accumulated deficit	(63,955)	(54,284)
Total Company stockholders’ equity	73,610	89,104
Noncontrolling interests	11,046	11,009

Total Stockholders’ Equity	84,656	100,113

Total Liabilities and Stockholders’ Equity	$193,900	$209,439

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenues	$48,828	$53,632

Expenses:
Property operating expenses	34,183	37,986
Real estate taxes	2,396	2,345
General and administrative costs	4,097	4,426
Depreciation and amortization	5,846	6,659
Impairment charge	-	5,000
Total expenses	46,522	56,416

Interest expense	(9,297)	(9,657)
Gain on sale of investment property	-	449
Other income, net	2,057	336
Income from investments in unconsolidated affiliated entities	174	32
Net loss	(4,760)	(11,624)

Less: net (income)/loss attributable to noncontrolling interests	(42)	123
Net loss applicable to Company’s common shares	$(4,802)	$(11,501)

Net loss per Company’s common share, basic and diluted	$(0.29)	$(0.67)

Weighted average number of common shares outstanding, basic and diluted	16,364	17,077

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(4,760)	$(11,624)

Other comprehensive loss:
Holding loss on available for sale securities	-	(7)
Other comprehensive loss	-	(7)
Comprehensive loss	(4,760)	(11,631)

Less: Comprehensive (income)/loss attributable to noncontrolling interests	(42)	123

Comprehensive loss attributable to the Company’s common shares	$(4,802)	$(11,508)

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interests	Equity
BALANCE, December 31, 2022	17,172	$171	$144,971	$7	$(37,663)	$11,337	$118,823

Net loss	-	-	-	-	(11,501)	(123)	(11,624)
Other comprehensive loss	-	-	-	(7)	-	-	(7)
Contributions of noncontrolling interests	-	-	-	-	-	68	68
Distributions paid to noncontrolling interests	-	-	-	-	-	(273)	(273)
Distributions declared (a)	-	-	-	-	(5,120)	-	(5,120)
Redemption, cancellation and tender of shares	(170)	(2)	(1,752)	-	-	-	(1,754)

BALANCE, December 31, 2023	17,002	$169	$143,219	$-	$(54,284)	$11,009	$100,113

(a) Distributions per share were $0.30.

Net loss	-	-	-	-	(4,802)	42	(4,760)
Contributions of noncontrolling interests	-	-		-	-	9	9
Distributions paid to noncontrolling interests	-	-	-	-	-	(14)	(14)
Distributions declared (a)	-	-	-	-	(4,869)	-	(4,869)
Redemption, cancellation and tender of shares	(893)	(9)	(5,814)	-	-	-	(5,823)

BALANCE, December 31, 2024	16,109	$160	$137,405	$-	$(63,955)	$11,046	$84,656

(a)	Distributions per share were $0.30.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,760)	$(11,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,846	6,659
Amortization of deferred financing costs	363	396
Impairment charge	-	5,000
Gain on sale of investment property	-	(449)
Unrealized gain on marketable equity securities	(160)	(25)
Income from investments in unconsolidated affiliated entities	(174)	(32)
Other non-cash adjustments	70	302
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	420	1,307
Decrease in accounts payable and other accrued expenses	(367)	(778)
Increase/(decrease) in due to related party	2	(102)
Net cash provided by operating activities	1,240	654

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment property	(849)	(1,056)
Purchase of marketable securities	(4,735)	(8,511)
Proceeds from sale of marketable securities	4,000	3,436
Proceeds from sale of investment property, net of closing costs	-	26,803
Contributions to unconsolidated affiliated entities	(74)	(445)
Distributions from unconsolidated affiliated entities	2,517	855
Net cash provided by investing activities	859	21,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage payable	-	(118,485)
Payment of loan fees and expenses	-	(1,090)
Proceeds received from mortgage payable	-	101,818
Redemption, cancellation and tender of common shares	(5,823)	(1,754)
Distributions to common stockholders	(4,935)	(3,845)
Contributions from noncontrolling interests	9	68
Distributions to noncontrolling interests	(14)	(273)
Net cash used in financing activities	(10,763)	(23,561)

Change in cash, cash equivalents and restricted cash	(8,664)	(1,825)
Cash, cash equivalents and restricted cash, beginning of year	40,741	42,566
Cash, cash equivalents and restricted cash, end of year	$32,077	$40,741

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

1. Organization and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for United States (the “U.S.”) federal income tax purposes beginning with the taxable year ended December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2024, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of December 31, 2024, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey. The Brownmill Joint Venture is between the Company and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Lightstone Group LLC (the “Sponsor”), and a related party. The Company and LGH have 48.6% and 51.4% membership interests in the Brownmill Joint Venture, respectively. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between the Company and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT, which is sponsored by the Sponsor.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2024, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2024, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

The Company’s advisor is Lightstone Value Plus REIT II LLC (the “Advisor”), which is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner common units (“Common Units”) in the Operating Partnership. The Advisor also owns 20,000 shares of the Company’s common stock (“Common Shares”) which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is a majority owner of the equity interests of the Sponsor, which served as the Company’s sponsor during its initial public offering and follow-on offering (collectively, “the Offerings”), which terminated on August 15, 2012 and September 27, 2014, respectively. The Advisor, pursuant to the terms of an advisory agreement, together with the Company’s board of directors (the “Board of Directors”), is primarily responsible for making investment decisions on behalf of the Company and managing its day-to-day operations. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Lightstone SLP II LLC, a Delaware limited liability company (the “Associate General Partner”), which owns 177 subordinated profits interests (“Subordinated Profits Interests”) in the Operating Partnership, which were acquired, at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with the Company’s Offerings. Mr. Lichtenstein also acts as the Company’s Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding our hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from other parties.

The Company’s Common Shares are not currently listed on a national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Noncontrolling Interests

Partners of the Operating Partnership

Limited Partner

On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 Common Units in the Operating Partnership. The Advisor has the right to convert its Common Units into cash or, at the Company’s option, an equal number of Common Shares.

Associate General Partner

In connection with the Company’s Offerings, the Sponsor and LGH contributed (i) cash of $12.9 million and (ii) equity interests totaling 48.6% in the Brownmill Joint Venture, which were valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Other Noncontrolling Interests in Consolidated Subsidiaries

Other noncontrolling interests consist of the (i) membership interest in the Hotel Joint Venture held by Lightstone REIT I and (ii) membership interests held by minority owners in one of the Company’s limited-service hotels.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2024, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$27,139	$36,192
Restricted cash	4,938	4,549
Total cash, cash equivalents and restricted cash	$32,077	$40,741

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,006	$7,649
Cash paid for taxes	$195	$1,402
Distributions declared but not paid	$1,209	$1,275
Holding loss on available for sale securities	$-	$7

Marketable Securities

Marketable securities consist of equity securities that are designated as available-for-sale. The Company’s marketable securities are recorded at fair value and unrealized holding gains and losses are recognized on the consolidated statements of operations.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Year Ended December 31,
Revenues	2024	2023
Room	$45,929	$50,815
Food, beverage and other	2,899	2,817
Total revenues	$48,828	$53,632

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

Impairment Evaluation

The Company evaluates its investments in real estate assets for potential impairment whenever events or changes in circumstances indicate that the undiscounted projected cash flows are less than the carrying amount for a particular property. The Company evaluates the recoverability of its investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. No single indicator would necessarily result in the Company preparing an estimate to determine if an individual property’s future undiscounted cash flows are less than its carrying value. The Company uses judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that a property requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry, geographic or economic trends.  The undiscounted projected cash flows used for the impairment analysis are subjective and require the Company to use its judgment and the determination of estimated fair value is based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An impairment loss is recognized only if the carrying amount of a property is not recoverable and exceeds its fair value. The Company recorded a $5.0 million impairment loss during the year ended December 31, 2023 (see Note 3).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Depreciation and Amortization

Depreciation expense is computed based on the straight-line method over the estimated useful life of the applicable real estate asset. The Company generally uses estimated useful lives of up to 39 years for buildings, 15 years for land improvements and building improvements and 5 to 10 years for furniture and fixtures. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

If an investment qualifies for the equity method of accounting, the Company’s investment is recorded initially at cost, and subsequently adjusted for equity earnings and cash contributions and distributions. The earnings of an unconsolidated investment are allocated to its investors in accordance with the provisions of the operating agreement of the entity. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences, if any, between the carrying amount of the Company’s investment in the respective joint venture and our share of the underlying equity of such unconsolidated entity are amortized over the respective lives of the underlying assets as applicable. These items are reported as a single line item in the consolidated statements of operations as earnings from investments in unconsolidated entities.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Tax Status and Income Taxes

The Company elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

The Company’s income tax benefits and expenses are included in other income, net on its consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded net income tax expense of $0.1 million and $1.6 million, respectively.

As of December 31, 2024 and 2023, the Company had no material uncertain income tax positions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related party approximated their fair values as of December 31, 2024 and 2023 because of the short maturity of these instruments.

As of December 31, 2024 and 2023, the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Concentration of Risk

At December 31, 2024 and 2023, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Basic and Diluted Net Earnings per Common Share

The Company had no potentially dilutive securities outstanding during the periods presented. Accordingly, earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of Common Shares outstanding during the applicable period.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation and recession.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s Operating Partnership, it owns and operates commercial properties and makes other real estate-related investments, principally in the U.S.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets.

The accounting policies for the reportable segment are the same as those described above. The CODM uses net income/(loss) to evaluate income generated from assets to assess performance and make decisions about allocating resources. The CODM also uses net income/(loss) to monitor the budget versus actual results, which is used in assessing the Company’s entity-wide operating results and performance.

The revenue, costs and expenses, and consolidated net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations.

Significant expense categories, including property operating expenses, general and administrative costs, real estate taxes, depreciation and amortization and interest, are included on the Company’s consolidated statements of operations.

New Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the CODM and included within segment profit and loss, as well as the title and position of the CODM. The Company adopted this standard effective January 1, 2024, noting that it did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed and determined that other recently issued accounting pronouncements will not have a material impact on its financial position, results of operations and cash flows, or do not apply to its current operations.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

3. Disposition Activities

Impairment Charge and Disposition of Florida Hotels

On May 8, 2023, the Hotel Joint Venture, which the Company majority owns and consolidates, through its subsidiaries (collectively, the “Sellers”), and Vista Acquisitions Inc. (the “Florida Hotels Buyer”), an unaffiliated third party, entered into a purchase and sale agreement, as amended, (the “Florida Hotels Agreement”) pursuant to which the Sellers would dispose of (i) a 126-room limited-service hotel located in Miami, Florida (the “Hampton Inn - Miami”), and (ii) a 104-room limited-service hotel located in Fort Lauderdale, Florida (the “Hampton Inn & Suites - Fort Lauderdale” and collectively, the “Florida Hotels”) to the Florida Hotels Buyer for an aggregate contractual sales price of $28.0 million.

The Company recognized a non-cash impairment charge of $5.0 million during the second quarter of 2023 to reduce the carrying value of the Florida Hotels to their fair value less estimated costs to sell of $27.1 million.

On July 18, 2023 and July 21, 2023, the Sellers completed the disposition of the Florida Hotels to the Florida Hotels Buyer pursuant to the terms of the Florida Hotels Agreement. In connection with these transactions, the Sellers used an aggregate of $16.7 million of the net proceeds to make required principal paydowns on a nonrecourse revolving loan (the “Revolving Loan”) in order for the Florida Hotels to be released from its pledged collateral pool. The Hotel Joint Venture’s net proceeds from the disposition of the Florida Hotels were $10.3 million (of which the Company’s share was $10.0 million and Lightstone REIT I’s share was $0.3 million) after the aforementioned principal paydowns, pro rations, and closing and other related transaction costs. In connection with the disposition of the Florida Hotels, the Company recognized a gain on the sale of investment property of $0.1 million during the year ended December 31, 2023.

The Company also recognized a gain on the sale of investment property of $0.3 million during the first quarter of 2023 related to one of its limited-service hotels, which was previously sold in 2017.

The dispositions of the Florida Hotels did not qualify to be reported as discontinued operations since they did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of the Florida Hotels are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	December 31, 2024	December 31, 2023
Brownmill Joint Venture	Various	48.6%	$3,560	$4,025
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	7,586	9,390
Total investments in unconsolidated affiliated real estate entities			$11,146	$13,415

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

The Company’s 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. The Company accounts for its investment in the Brownmill Joint Venture in accordance with the equity method of accounting.

During the years ended December 31, 2024 and 2023, the Company received distributions from the Brownmill Joint Venture aggregating $0.8 million and $0.6 million, respectively.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed statements of operations for the Brownmill Joint Venture:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$3,802	$3,754

Property operating expenses	1,608	1,433
Depreciation and amortization	743	750

Operating income	1,451	1,571

Interest expense and other, net	(601)	(621)
Net income	$850	$950
Company’s share of earnings (48.6%)	$412	$462

Additional depreciation and amortization expense (1)	(82)	(83)
Company’s earnings from investment	$330	$379

(1)	Additional depreciation and amortization expense is attributable to the difference between the Company’s cost of its interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of	As of
	December 31, 2024	December 31, 2023
Investment properties, net	$11,867	$12,423
Cash and restricted cash	1,135	1,598
Other assets	961	1,153
Total assets	$13,963	$15,174

Mortgage payable	$12,798	$13,075
Other liabilities	590	736
Members’ capital	575	1,363
Total liabilities and members’ capital	$13,963	$15,174

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The Company and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. The Company accounts for its membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2024 and 2023, the Company made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, the Company received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues	$13,426	$12,417

Property operating expenses	8,225	7,571
General and administrative costs	70	139
Depreciation and amortization	2,404	2,429
Operating income	2,727	2,278

Interest expense and other, net	(3,041)	(2,972)

Net loss	$(314)	$(694)
Company’s share of net loss (50.0%)	$(157)	$(347)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2024	December 31, 2023
Investment property, net	$45,833	$48,001
Cash	1,107	1,741
Other assets	1,334	1,816
Total assets	$48,274	$51,558

Mortgage payable, net	$32,308	$32,273
Other liabilities	1,365	1,075
Members’ capital	14,601	18,210
Total liabilities and members’ capital	$48,274	$51,558

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$55	$(190)	$8,029
Mutual Funds	2,180	-	-	2,180
Total	$10,344	55	(190)	$10,209

	As of December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$9,582	$37	$(332)	$9,287

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

As of December 31, 2024 and 2023, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  No amounts were outstanding under this margin loan as of December 31, 2024 and 2023. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (5.38% as of December 31, 2024).

6. Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2024	Maturity Date	Amount Due at Maturity	As of December 31, 2024	As of December 31, 2023
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	8.75%	September 2026	$101,818	$101,818	$101,818

Total mortgage payable		8.75%		$101,818	101,818	101,818

Less: Deferred financing costs					(635)	(998)

Total mortgage payable, net					$101,183	$100,820

SOFR as of December 31, 2024 and 2023 was 4.53% and 5.35%, respectively.

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for the Revolving Credit Facility of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account.

If a principal paydown is deemed necessary to achieve compliance with respect to any of the financial debt covenants for any quarterly period, the lender may, if it so chooses, apply the necessary amount of the funds held in the cash collateral reserve account towards the required principal paydown. Additionally, if there are not sufficient funds held in the cash collateral reserve account to make the necessary principal paydown, the lender may, if it so chooses, require the Company to fund the shortfall.

As of December 31, 2024, the Company met the minimum prescribed debt yield ratio but did not meet the prescribed minimum DSCR and therefore, the lender may, at its sole discretion, require a principal paydown of $7.5 million first, using funds held in the cash collateral reserve account of $4.0 million and second, requiring the Company to fund the shortfall of $3.5 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 7.98%. Additionally, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of December 31, 2024.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $4.9 million and $4.5 million were held in restricted cash accounts as of December 31, 2024 and 2023, respectively. Such escrows, which include the $4.0 million held in the cash collateral reserve account, will be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments (including any required principal paydowns necessary to achieve financial covenant compliance), insurance and capital improvements.

7. Stockholders’ Equity

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

Common Shares

All of the Common Shares offered by the Company will be duly authorized, fully paid and nonassessable. Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of Common Shares, holders of the Company’s Common Shares will be entitled to receive distributions if authorized by the Board of Directors and to share ratably in the Company’s net proceeds available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

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

For the Years Ended December 31, 2024 and 2023

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

Distributions on Common Shares

On March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2024 and 2023, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the calendar quarter.

Total distributions declared during the years ended December 31, 2024 and 2023 were $4.9 million and $5.1 million, respectively.

On March 21, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

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

Tender Offers

2024 Tender Offer

The Company commenced a tender offer on April 24, 2024, pursuant to which it offered to acquire up to 700,000 Common Shares at a purchase price of $6.00 per share, or $4.2 million in the aggregate (the “2024 Tender Offer”). Pursuant to the terms of the 2024 Tender Offer, which expired on June 14, 2024, the Company’s repurchased of 264,233 Common Shares at an aggregate cost of $1.6 million on June 28, 2024.

2023 Tender Offer

The Company commenced a tender offer on November 28, 2023, pursuant to which it offered to acquire up to 860,000 Common Shares at a purchase price of $6.00 per share, or $5.2 million in the aggregate (the “2023 Tender Offer”). Pursuant to the terms of the 2023 Tender Offer, which expired on February 5, 2024, the Company repurchased 520,141 Common Shares at an aggregate cost of $3.1 million on February 16, 2024.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

SRP

The Company’s share repurchase program, as amended from time to time (the “SRP”) by the Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for either death redemptions or hardship redemptions. Eligible redemption requests are generally expected to be processed on a quarterly basis and will be subject to proration if either type of redemption requests exceeds the annual limitations established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

In connection with the approval of the 2023 Tender Offer, on November 13, 2023, the Board of Directors approved the suspension of the SRP effective November 20, 2023. Subsequent to the termination of the 2023 Tender Offer on February 5, 2024, the Board of Directors reinstated the SRP on March 18, 2024.

In connection with the approval of the 2024 Tender Offer, on April 17, 2024, the Board of Directors approved the suspension of the SRP effective April 17, 2024. Subsequent to the termination of the 2024 Tender Offer on June 14, 2024, the Board of Directors reinstated the SRP on August 9, 2024.

For the year ended December 31, 2024, the Company repurchased 108,287 Common Shares at a weighted average price per share of $9.84. For the year ended December 31, 2023, the Company repurchased 170,425 Common Shares at a weighted average price per share of $10.05.

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

For the Years Ended December 31, 2024 and 2023

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

Fees	Amount
Acquisition Fee	The Advisor is paid an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased. The Advisor is also be reimbursed for expenses that it incurs in connection with the purchase of a property.

Property Management – Multifamily/Retail/ Hospitality Properties	Either third party or affiliated property managers are paid a monthly management fee of up to 5% of the gross revenues from multifamily residential, hospitality and retail properties. The Company may pay the property manager a separate fee for (i) the development of (ii) one-time initial rent-up or (iii) leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Property Management – Office/Industrial Properties	The property managers are paid monthly property management and leasing fees of up to 4.5% of gross revenues from office and industrial properties. In addition, the Company may pay the property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Asset Management Fee	The Advisor is paid an asset management fee of 0.95% of the Company’s average invested assets, as defined, payable quarterly in an amount equal to 0.2375 of 1% of average invested assets as of the last day of the immediately preceding quarter.

Reimbursement of Other expenses	For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company for the amounts, if any, by which the total operating expenses, the sum of the asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of 2% of average invested assets, as defined, for that fiscal year, or, 25% of net income for that fiscal year. Items such as property operating expenses, depreciation and amortization expenses, interest payments, taxes, non-cash expenditures, the special liquidation distribution, the special termination distribution, organization and offering expenses, and acquisition fees and expenses are excluded from the definition of total operating expenses, which otherwise includes the aggregate expense of any kind paid or incurred by the Company.

The Advisor and certain affiliates of the Sponsor are reimbursed for expenses that may include costs of goods and services, administrative services and non-supervisory services performed directly for the Company by independent parties.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Subordinated Profits Interests

In connection with the Company’s Offerings, the Sponsor and LGH contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through December 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Operating Stage Distributions	Amount of Distribution
7% Stockholder Return Threshold	Once a cumulative non-compounded return of 7% return on their net investment is realized by stockholders, the Associate General Partner is eligible to receive available distributions from the Operating Partnership until it has received an amount equal to a cumulative non-compounded return of 7% per year on the purchase price of the Subordinated Profits Interests. “Net investment” refers to $10.00 per share, less a pro rata share of any proceeds received from the sale or refinancing of the Company’s assets.

Returns in excess of 7%	Once a cumulative non-compounded return of 7% per year is realized by stockholders on their net investment, 70% of the aggregate amount of any additional distributions from the Operating Partnership will be payable to the stockholders, and 30% of such amount will be payable to the Associate General Partner until a 12% return is reached.

Returns in Excess of 12%	After the 12% return threshold is realized by stockholders and the Associate General Partner, 60% of any remaining distributions from the Operating Partnership will be distributable to stockholders, and 40% of such amount will be payable to the Associate General Partner.

The following table represents the fees incurred associated with the payments to the Company’s Advisor for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Asset management fees (general and administrative costs)	$2,255	$2,458

9. Commitments and Contingencies

Management Agreements

The Company’s limited-service hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising.  The Management Agreements are for terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one-year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of December 31, 2024, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2025 and 2037.

Legal Proceedings

From time to time in the ordinary course of business, the Company may become subject to legal proceedings, claims or disputes.

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2024, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 15, 2025 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors	2025	2008
George R. Whittemore	75	Director	2025	2008
Yehuda “Judah” L. Angster	42	Director	2025	2021

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

GEORGE R. WHITTEMORE  is one of our independent directors and the Chairman of our Audit Committee. From July 2006 to the present, Mr. Whittemore has served as a member of the board of directors of Lightstone REIT I and from December 2013 to present, has served as a member of the board of directors of Lightstone REIT III.  Previously, Mr. Whittemore served as a Director and member of the Audit Committee of Village Bank Financial Corporation in Richmond, Virginia, a publicly traded company, through May 2023. Mr. Whittemore  previously served as a as a Director of Condor Hospitality, Inc. in Norfolk, Nebraska, a publicly traded company, from November 1994 to March 2016. Mr. Whittemore previously served as a Director and Chairman of the Audit Committee of Prime Group Realty Trust from July 2005 until December 2012. Mr. Whittemore previously served as President and Chief Executive Officer of Condor Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and Director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a Director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation, from September 1982 until August 1994, and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Mr. Whittemore has been selected to serve as an independent director because of his extensive experience in accounting, banking, finance and real estate.

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

Executive Officers

The following table presents certain information as of March 15, 2025 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	64	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	72	President and Chief Operating Officer
Joseph Teichman	51	General Counsel
Seth Molod	61	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2024, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2024.

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

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our Board of Directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our Sponsor), in part, for their services rendered to us. From our inception through December 31, 2024, we have not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers

The following table presents certain information as of March 15, 2025 concerning each of our directors and executive officers serving in such capacities:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Advisor is majority owned by David Lichtenstein. On May 20, 2008, the Advisor contributed $2 to the Operating Partnership in exchange for 200 limited partner units (“Common Units”) in the Operating Partnership. Our Advisor also owns 20,000 Common Shares which were issued on May 20, 2008 for $200, or $10.00 per share. Mr. Lichtenstein also is the majority owner of the equity interests of the Sponsor, which served as our sponsor during our initial public offering and follow-on offering, or collectively, the Offerings, which terminated on August 15, 2012 and September 27, 2014, respectively. Through his ownership and control of the Sponsor, Mr. Lichtenstein is the indirect owner and manager of Associate General Partner, which owns 177 Subordinated Profits Interests in the Operating Partnership, which were acquired at a cost of $100,000 per unit, or aggregate consideration of $17.7 million in connection with our Offerings. Mr. Lichtenstein also acts as our Chairman and Chief Executive Officer. As a result, he exerts influence over but does not control Lightstone REIT II or the Operating Partnership.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from other parties.

On February 17, 2009, we entered into various agreements with our Advisor and certain affiliates of our Sponsor to pay certain fees, as described below, in exchange for services performed by them. As the indirect owner of those entities, Mr. Lichtenstein benefits from fees and other compensation that they receive pursuant to these agreements.

Property Managers

Our Advisor and certain affiliates of our Sponsor, may manage certain of the properties we acquire. However, we also contract with other unrelated third-party property managers, principally for the management of our hospitality properties.

We have agreed to pay our property managers a monthly management fee of up to 5% of the gross revenues from our multifamily residential, hospitality and retail properties. In addition, for the management and leasing of our office and industrial properties, we will pay to our property managers, property management and leasing fees of up to 4.5% of gross revenues from our office and industrial properties. We may pay our property managers a separate fee for the one-time initial rent-up or leasing-up of newly constructed office and industrial properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

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

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an asset management fee of 0.95% of our average invested assets and we reimburse certain expenses of the Advisor. Total fees paid to the Advisor for the years ended December 31, 2024 and 2023 were $2.3 million and $2.5 million, respectively.

We have various agreements with the Advisor and certain affiliates of the Sponsor to pay various fees and reimburse certain costs incurred for services performed by these entities. Additionally, our ability to secure financing and our real estate operations are dependent upon these entities to perform such services as provided in these agreements.

Associate General Partner

In connection with our Offerings, the Sponsor and LGH, contributed (i) cash of $12.9 million and (ii) equity interests in the Brownmill Joint Venture valued at $4.8 million, respectively, to the Operating Partnership in exchange for it issuing 177 Subordinated Profits Interests in the Operating Partnership to the Associate General Partner at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

As the indirect majority owner of the Associate General Partner, Mr. Lichtenstein is the beneficial owner of a 99% interest in such Subordinated Profits Interests and thus receives an indirect benefit from any distributions made in respect thereof.

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2024, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting.

During the years ended December 31, 2024 and 2023, we received distributions from the Brownmill Joint Venture aggregating $0.8 million and $0.6 million, respectively.

The Brownmill Joint Venture owns two retail properties known as Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhaull, New Jersey.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT III, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year term non-recourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

We and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement.

As of December 31, 2024, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2024 and 2023, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.1 million and $0.4 million, respectively. During the years ended December 31, 2024 and 2023, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $1.7 million and $0.3 million, respectively.

Consolidated Hotel Joint Venture

As of December 31, 2024, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT also sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, West Palm Beach, FL, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2024	Year ended December 31, 2023
Audit Fees (a)	$320,000	$338,000
Tax Fees (b)	229,000	145,000

Total Fees	$549,000	$483,000

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual consolidated financial statements and interim reviews of its quarterly consolidated financial statements, including services normally provided in connection with statutory and regulatory filings and including registration statements and consents.
(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT II, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2024.

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

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Audit Committee

George R. Whittemore
Yehuda “Judah” L. Angster

INDEPENDENT DIRECTORS’ REPORT

To the Stockholders of Lightstone Value Plus REIT II, Inc.:

We have reviewed the Company’s policies and determined that they are in the best interest of the Company’s stockholders. Set forth below is a discussion of the basis for that determination.

General

The Company has and expects to continue to principally invest in commercial properties consisting of hospitality properties (such as limited-service hotels, full-service hotels and extended stay hotels) and retail properties, as well as various other real estate-related investments, primarily located in the United States. The Company’s acquisitions may include both portfolios and individual properties. The Company generally intends to hold each of its real estate properties until its investment objectives are met or it is likely they will not be met.

Even though the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office properties. The Company expects to continue to invest mainly in direct real estate investments and other equity interests; however, it may also invest in debt interests, which may include bridge or mezzanine loans. The Company has not established any limits on the percentage of its portfolio that may be comprised of various categories of assets which present differing levels of risk.

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

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

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
101

Inline XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith
(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.
(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.
(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.
(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.
(7)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 23, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: March 26, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2025
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 26, 2025
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 26, 2025
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 26, 2025
Yehuda “Judah” L. Angster