Form 10-Q
period 2025-03-31
Lightstone Value Plus REIT II, Inc.
filed 2025-05-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 7, 2025, there were approximately 16.0 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$26,176	$26,176
Building and improvements	144,879	146,459
Furniture and fixtures	28,949	29,278
Construction in progress	692	228
Gross investment property	200,696	202,141
Less accumulated depreciation	(64,556)	(64,318)
Net investment property	136,140	137,823

Investments in unconsolidated affiliated entities	10,743	11,146
Cash and cash equivalents	23,888	27,139
Marketable securities, available for sale	10,226	10,209
Restricted cash	4,990	4,938
Accounts receivable and other assets	3,362	2,645
Total Assets	$189,349	$193,900

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,429	$6,490
Mortgage payable, net	101,273	101,183
Distributions payable	1,204	1,209
Due to related party	360	362
Total liabilities	110,266	109,244

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million and 16.1 million shares issued and outstanding, respectively	159	160
Additional paid-in-capital	136,800	137,405
Accumulated deficit	(68,733)	(63,955)
Total Company stockholders’ equity	68,226	73,610
Noncontrolling interests	10,857	11,046
Total Stockholders’ Equity	79,083	84,656
Total Liabilities and Stockholders’ Equity	$189,349	$193,900

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$10,729	$10,648

Expenses:
Property operating expenses	8,310	8,048
Real estate taxes	568	656
General and administrative costs	990	1,002
Depreciation and amortization	1,305	1,490
Casualty loss, net	989	-
Total expenses	12,162	11,196

Interest expense	(2,076)	(2,358)
Loss from investments in unconsolidated affiliated entities	(334)	(292)
Other income, net	117	597
Net loss	(3,726)	(2,601)
Less: net loss attributable to noncontrolling interests	151	47
Net loss applicable to Company’s common shares	$(3,575)	$(2,554)

Net loss per Company’s common share, basic and diluted	$(0.22)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	16,065	16,744

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(2,554)	(47)	(2,601)
Distributions declared (a)	-	-	-	(1,236)	-	(1,236)
Contributions to noncontrolling interests	-	-	-	-	4	4
Tender of shares	(520)	(5)	(3,120)	-	-	(3,125)

BALANCE, March 31, 2024	16,482	$164	$140,099	$(58,074)	$10,966	$93,155

(a)	Distributions per share were $0.075.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

Net loss	-	-	-	(3,575)	(151)	(3,726)
Distributions declared (a)	-	-	-	(1,203)	-	(1,203)
Contributions from noncontrolling interests	-	-	-	-	6	6
Distributions to noncontrolling interests	-	-	-	-	(44)	(44)
Redemption and cancellation of shares	(62)	(1)	(605)	-	-	(606)

BALANCE, March 31, 2025	16,047	$159	$136,800	$(68,733)	$10,857	$79,083

(a)	Distributions per share were $0.075.

The accompanying notes are an integral part of these consolidated financial statements.

Index

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,726)	$(2,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,305	1,490
Amortization of deferred financing costs	90	90
Loss from investments in unconsolidated affiliated entities	334	292
Casualty loss, net	625	-
Other non-cash adjustments	29	(107)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(445)	(594)
Increase in accounts payable and other accrued expenses	561	546
(Decrease)/increase in due to related party	(2)	7
Net cash used in operating activities	(1,229)	(877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(163)	(125)
Purchases of marketable securities	(23)	-
Contributions to unconsolidated affiliated entities	-	(10)
Distributions from unconsolidated affiliated entities	68	773
Net cash (used in)/provided by investing activities	(118)	638

CASH FLOWS FROM FINANCING ACTIVITIES:
Tender, redemption and cancellation of common shares	(606)	(3,125)
Distributions to noncontrolling interests	(44)	-
Contributions from noncontrolling interests	6	4
Distributions to common stockholders	(1,208)	(1,275)
Net cash used in financing activities	(1,852)	(4,396)

Change in cash, cash equivalents and restricted cash	(3,199)	(4,635)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of period	$28,878	$36,106

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$2,003	$2,360
Distributions declared	$1,203	$1,236

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the periods presented:
Cash and cash equivalents	$23,888	$31,467
Restricted cash	4,990	4,639
Total cash, cash equivalents and restricted cash	$28,878	$36,106

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2025, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in these consolidated financial statements refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, the Company owns and operates commercial properties and makes real estate-related investments. Since its inception, the Company has primarily acquired and operated commercial hospitality properties, principally consisting of limited-service-hotels all located in the U.S. Although the Company has historically acquired hotels, it has and may continue to purchase other types of real estate. Assets other than hotels may include, without limitation, office buildings, shopping centers, business and industrial parks, manufacturing facilities, single-tenant properties, multifamily residential properties, student housing properties, warehouses and distribution facilities and medical/life sciences office buildings. The Company’s real estate investments are held by it alone or jointly with other parties. In addition, the Company may invest up to 20% of its net assets in collateralized debt obligations, commercial mortgage-backed securities (“CMBS”) and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which it may acquire directly. Although most of its investments are these types, the Company may invest in whatever types of real estate or real estate-related investments that it believes are in its best interests. The Company evaluates all of its real estate investments as one operating segment. The Company currently intends to hold its investments until such time as it determines that a sale or other disposition appears to be advantageous to achieve its investment objectives or until it appears that the objectives will not be met.

As of March 31, 2025, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of March 31, 2025, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2025, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

Index

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Index

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

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect the Company’s future results from operations and its financial condition.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of March 31, 2025, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT II, Inc. and Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The consolidated balance sheet as of December 31, 2024 included herein has been derived from the consolidated balance sheet included in the Company’s 2024 Form 10-K.

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

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.2 million and $0.1 million, respectively.

As of March 31, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
Revenues	2025	2024
Room revenue	$9,986	$9,947
Food, beverage and other revenue	743	701
Total revenues	$10,729	$10,648

Concentration of Risk

As of March 31, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenue, costs and expenses, and consolidated net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including property operating expenses, general and administrative costs, real estate taxes, depreciation and amortization and interest expense, are included on the Company’s consolidated statements of operations.

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it did not have a material impact on its consolidated financial statements.

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

3. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	March 31, 2025	December 31, 2024
Brownmill Joint Venture	Various	48.6%	$3,627	$3,560
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	7,116	7,586
Total investments in unconsolidated affiliated real estate entities			$10,743	$11,146

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

During the three months ended March 31, 2025 and 2024, the Company received distributions from the Brownmill Joint Venture of $68 and $145, respectively.

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

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$1,098	$1,051

Property operating expenses	443	425
Depreciation and amortization	184	187
Operating income	471	439

Interest expense and other, net	(148)	(150)
Net income	$323	$289

Company’s share of net income	$156	$140
Additional depreciation and amortization expense (1)	(21)	(21)
Company’s net income from investment	$135	$119

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2025	December 31, 2024
Investment properties, net	$11,714	$11,867
Cash and restricted cash	1,192	1,135
Other assets	1,051	961
Total assets	$13,957	$13,963

Mortgage payable	$12,724	$12,798
Other liabilities	476	590
Members’ capital	757	575
Total liabilities and members’ capital	$13,957	$13,963

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

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of March 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, the Company received distributions of $627 and made contributions of $10 to the Hilton Garden Joint Venture.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues	$2,088	$2,302

Property operating expenses	1,770	1,811
General and administrative costs	20	22
Depreciation and amortization	602	608
Operating loss	(304)	(139)
Interest expense	(637)	(684)
Net loss	$(941)	$(823)
Company’s share of net loss (50.00%)	$(471)	$(412)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	March 31, 2025	December 31, 2024
Investment property, net	$45,250	$45,833
Cash	596	1,107
Other assets	1,344	1,334
Total assets	$47,190	$48,274

Mortgage payable, net	$32,322	$32,308
Other liabilities	1,207	1,364
Members’ capital	13,661	14,602
Total liabilities and members’ capital	$47,190	$48,274

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$50	$(191)	$8,023
Mutual Funds	2,203	-	-	2,203

Total	$10,367	$50	$(191)	$10,226

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$55	$(190)	$8,029
Mutual Funds	2,180	-	-	2,180

Total	$10,344	$55	$(190)	$10,209

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

As of March 31, 2025 and December 31, 2024, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the three months ended March 31, 2025.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related party approximated their fair values as of March 31, 2025 and December 31, 2024 because of the short maturity of these instruments.

As of March 31, 2025 and December 31, 2024,  the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  No amounts were outstanding under this margin loan as of March 31, 2025 and December 31, 2024. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (5.18% as of March 31, 2025).

5. Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Three Months Ended March 31, 2025	Maturity Date	Amount Due at Maturity	As of March 31, 2025	As of December 31, 2024
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.79%	September 2026	$101,818	$101,818	$101,818

Total mortgage payable		7.79%		$101,818	101,818	101,818

Less: Deferred financing costs					(545)	(635)

Total mortgage payable, net					$101,273	$101,183

SOFR as of March 31, 2025 and December 31, 2024 was 4.33% and 4.53%, respectively.

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for the Revolving Credit Facility of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio, or DSCR, and debt yield ratio which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account.

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

As of March 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 7.78%. Additionally, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of March 31, 2025.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $5.0 million and $4.9 million were held in restricted cash accounts as of March 31, 2025 and December 31, 2024, respectively. Such escrows, which include the $4.0 million previously funded into the cash collateral reserve account, may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments (including any required principal paydowns necessary to achieve financial covenant compliance), insurance and capital improvements.

On May 13, 2025, the lender waived the financial covenants measured for the calendar quarter ended March 31, 2025.

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

6. Company’s Stockholders’ Equity

Distributions on Common Shares

On November 13, 2024, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on January 15, 2025 to stockholders of record at the close of business on December 31, 2024.

On March 21, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on Aptil 15, 2025 to stockholders of record at the close of business on March 31, 2025.

On May 12, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

Future distributions declared, if any, will be at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors will consider various factors in its determination, including but not limited to, the sources and availability of capital, revenues and other sources of income, operating and interest expenses and our ability to refinance near-term debt as well as the IRS’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. The Company cannot assure that any future distributions will be made or that it will maintain any particular level of distributions that have previously been established or may be established.

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

Index

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

For the three months ended March 31, 2025, the Company repurchased 61,523 Common Shares at a weighted average price per share of $9.84.

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

7. Casualty Loss, Net

On January 9, 2025, the Company’s majority owned and consolidated Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey, suffered damage to numerous rooms caused by a small fire and flooding resulting from the activation of emergency sprinklers. As a result of the damage to the rooms, the Company recognized a gross casualty loss of $1.3 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.9 million plus associated remediation costs of $0.4 million. However, the Company maintains property, general liability and business interruption insurance coverage under which it has so far filed an insurance claim related to the damage. While this insurance claim has not been finalized, the Company did receive an initial advance of $0.3 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.3 million by that amount resulting in the recognition of a casualty loss, net of $1.0 million during the three months ended March 31, 2025.

As noted above, the Company is still in the process of settling this insurance claim and it currently expects to receive additional insurance recoveries associated this claim. However, there can be no assurance that the Company will receive any additional recoveries from this insurance claim.

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

Index

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$562	$563

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. There have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through March 31, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Franchise Agreements

As of March 31, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Index

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	unfavorable changes in laws, regulations or ordinances impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

Index

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2025, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of March 31, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

Index

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

As of March 31, 2025, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

Index

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through March 31, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of March 31, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, availability or terms of financings, financial markets volatility and banking failures, political upheaval or uncertainty, natural and man-made disasters, terrorism and acts of war, unfavorable changes in laws, ordinances and regulations, outbreaks of contagious diseases, cybercrime, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, loss of key relationships, inflation, tariffs and recession.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation, tariffs, higher interest rates, labor and supply chain challenges and other changes in economic conditions could adversely affect our future results from operations and our financial condition.

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

Index

Portfolio Summary –

Consolidated Properties:

Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Year to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31. 2025	RevPAR for the Three Months Ended March 31. 2025	ADR for the Three Months Ended March 31. 2025
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	12,690	57%	$70.86	$124.93

Aloft - Tucson	Tucson, Arizona	1971	154	13,860	80%	$149.94	$187.61

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	12,240	55%	$58.53	$106.18

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	15,930	40%	$42.59	$105.71

Courtyard - Willoughby	Willoughby, Ohio	1999	90	8,100	56%	$68.50	$122.40

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	9,180	45%	$45.24	$99.95

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	8,730	52%	$51.53	$100.54

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	13,590	53%	$70.15	$133.08

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	15,480	59%	$133.72	$266.04

Residence Inn - Needham	Needham, Massachusetts	2013	132	11,880	70%	$98.49	$139.81

		Total	1,352	121,680	57%	$82.07	$144.11

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31. 2025	Annualized Revenue Based on Rents as of March 31. 2025	Annualized Revenue per Square Foot as of March 31. 2025
Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	92.0%	$3.1 million	$20.05

Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Three Months to Date Available Rooms	Percentage Occupied for the Three Months Ended March 31. 2025	RevPAR for the Three Months Ended March 31. 2025	ADR for the Three Months Ended March 31. 2025
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	16,470	77%	$117.40	$152.80

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2025 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

Index

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 vs. March 31, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the three months ended March 31, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the three months ended March 31, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced an increase in ADR to $144.11 from $135.28 and in RevPAR to $82.07 from $80.84 while the percentage of rooms occupied declined to 57% from 60%.

Revenues

Revenues increased slightly by $0.1 million to $10.7 million during the three months ended March 31, 2025 compared to $10.6 million for the same period in 2024. The slight increase in revenues during the 2025 period reflects the higher ADR and RevPAR, partially offset by the lower percentage of rooms occupied.

Property operating expenses

Property operating expenses increased by $0.3 million to $8.3 million during the three months ended March 31, 2025 compared to $8.0 million for the same period in 2024. The increase reflects higher room and other operating expenses.

Real estate taxes

Real estate taxes decreased slightly by $0.1 million to $0.6 million during the three months ended March 31, 2025 compared to $0.7 million for the same period in 2024.

General and administrative costs

General and administrative costs were unchanged at $1.0 million during both the three months ended March 31, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.3 million during the three months ended March 31, 2025 compared to $1.5 million for the same period in 2024.

Casualty loss, net

On January 9, 2025, the Fairfield Inn – East Rutherford suffered damage to numerous rooms caused by a small fire and flooding resulting from activation of the emergency sprinklers. In connection with the damage, we recognized a net casualty loss of $1.0 million during the three months ended March 31, 2025. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Index

Interest expense

Interest expense decreased by $0.3 million to $2.1 million during the three months ended March 31, 2025 compared to $2.4 million for the same period in 2024. Interest expense is primarily attributable to the financings associated with our limited-service hotels and reflects lower market interest rates on our variable rate mortgage indebtedness during the 2025 period.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities was $334 during the three months ended March 31, 2025 compared to $292 for the same period in 2024. Our loss from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture, which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2025, we had $23.9 million of cash on hand, $5.0 million of restricted cash and $10.2 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through additional selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2025, we had mortgage indebtedness totaling $101.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosure to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2025, our total borrowings aggregated $101.8 million which represented 71% of our net assets.

Additionally, in order to leverage our investments in marketable securities and seek a higher rate of return, we have access to borrowings under a margin loan. This margin loan is due on demand and any outstanding balance must be paid upon the liquidation of our securities.

Index

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Asset management fees (general and administrative costs)	$562	$563

Index

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,229)	$(877)
Net cash (used in)/provided by investing activities	(118)	638
Net cash used in financing activities	(1,852)	(4,396)
Change in cash, cash equivalents and restricted cash	(3,199)	(4,635)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of the period	$28,878	$36,106

Operating activities

The net cash used in operating activities of $1.2 million for the three months ended March 31, 2025 consisted of our net loss of $3.7 million and net changes in operating assets and liabilities of $0.2 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $2.7 million.

Investing activities

The net cash used in investing activities of $0.1 million for the three months ended March 31, 2025 consists primarily of the following:

●	capital expenditures of $0.2 million; and

●	distributions of $0.1 million received from the Brownmill Joint Venture.

Financing activities

The net cash used in financing activities of $1.9 million for the three months ended March 31, 2025 consists primarily of the following:

●	redemption and cancellation of Common Shares of $0.6 million; and

●	distributions paid to common stockholders of $1.2 million.

Distributions on Common Shares

On November 13, 2024, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2024. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on January 15, 2025 to stockholders of record at the close of business on December 31, 2024.

On March 21, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on April 15, 2025 to stockholders of record at the close of business on March 31, 2025.

On May 12, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

Index

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

For the three months ended March 31, 2025, we repurchased  61,523 Common Shares at a weighted average price per share of $9.84.

Index

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of March 31, 2025.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$-	$101,818	$-	$-	$-	$-	$101,818
Interest payments(1)	6,054	6,362	-	-	-	-	12,416
Total Contractual Mortgage Obligations	$6,054	$108,180	$-	$-	$-	$-	$114,234

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of March 31, 2025 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limit-service hotels as collateral. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio, or DSCR, and a prescribed minimum debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account.

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

As of March 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $101.8 million and its interest rate was 7.78%. Additionally, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of March 31, 2025.

Pursuant to the terms of the Revolving Credit Facility, aggregate escrows of $5.0 million and $4.9 million were held in restricted cash accounts as of March 31, 2025 and December 31, 2024, respectively. Such escrows, which include the $4.0 million previously funded into the cash collateral account, may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments (including any required principal paydowns necessary to achieve financial covenant compliance), insurance and capital improvements.

On May 13, 2025, the lender waived the financial covenants measured for the calendar quarter ended March 31, 2025.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of March 31, 2025 and December 31, 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (5.18% as of March 31, 2025).

Index

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

During the three months ended March 31, 2025 and 2024, we received distributions from the Brownmill Joint Venture of $68 and $145, respectively.

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

As of March 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2024, we received distributions of $627 and made contributions of $10 to the Hilton Garden Joint Venture.

Index

Casualty Loss, Net

On January 9, 2025, the Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey, suffered damage to numerous rooms caused by a small fire and flooding resulting from the activation of the emergency sprinklers. As a result of the damage to the rooms, we recognized a gross casualty loss of $1.3 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.9 million plus associated remediation costs of $0.4 million. However, we maintain property, general liability and business interruption insurance coverage under which we have so far filed an insurance claim related to the damage. While this insurance claim has not been finalized, we did receive an initial advance of $0.3 million of insurance proceeds related to the claim during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.3 million by that amount resulting in the recognition of a casualty loss, net of $1.0 million during the three months ended March 31, 2025.

As noted above, we are still in the process of settling this insurance claim and we currently expect to receive additional insurance recoveries associated with the claim. However, there can be no assurance that we will receive any additional recoveries from this insurance claim.

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

Index

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

Index

The below table illustrates the items deducted from or added to net income/(loss) in the calculation of FFO and MFFO. Items are presented net of noncontrolling interest portions where applicable.

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(3,726)	$(2,601)
FFO adjustments:
Depreciation and amortization of real estate assets	1,305	1,490
Gain on sale of investment property	-	(14)
Casualty loss, net	989	-
Adjustments to equity in earnings from unconsolidated affiliated entities	411	415
FFO	(1,021)	(710)
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	12	22
Gain on forgiveness of debt(1)	-	-
Mark-to-market adjustments(2)	6	(175)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	-
MFFO - IPA recommended format	$(1,003)	$(863)

Net loss	$(3,726)	$(2,601)
Less: loss attributable to noncontrolling interests	151	47
Net loss applicable to Company’s common shares	$(3,575)	$(2,554)
Net loss per common share, basic and diluted	$(0.22)	$(0.15)

FFO	$(1,021)	$(710)
Less: FFO attributable to noncontrolling interests	11	14
FFO attributable to Company’s common shares	$(1,010)	$(696)
FFO per common share, basic and diluted	$(0.06)	$(0.04)

MFFO - IPA recommended format	$(1,003)	$(863)
Less: MFFO attributable to noncontrolling interests	11	14
MFFO attributable to Company’s common shares	$(992)	$(849)

Weighted average number of common shares outstanding, basic and diluted	16,065	16,744

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

Index

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2025
FFO attributable to Company’s common shares	$81,441
Distributions declared	$96,232

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of any accounting standards that have been adopted during 2025 and any accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

Index

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	Inline XBRL (Inline eXtensible Business Reporting Language). The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: May 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)