Form 10-Q
period 2025-06-30
Lightstone Value Plus REIT II, Inc.
filed 2025-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 7, 2025, there were approximately 15.9 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$26,180	$26,176
Building and improvements	145,115	146,459
Furniture and fixtures	29,084	29,278
Construction in progress	638	228
Gross investment property	201,017	202,141
Less accumulated depreciation	(65,863)	(64,318)
Net investment property	135,154	137,823

Investments in unconsolidated affiliated entities	10,799	11,146
Cash and cash equivalents	27,369	27,139
Marketable securities, available for sale	5,820	10,209
Restricted cash	1,060	4,938
Accounts receivable and other assets	3,410	2,645
Total Assets	$183,612	$193,900

Liabilities and Stockholders’ Equity
Accounts payable and other accrued expenses	$7,809	$6,490
Mortgage payable, net	97,364	101,183
Distributions payable	1,201	1,209
Due to related party	357	362
Total liabilities	106,731	109,244

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million and 16.1 million shares issued and outstanding, respectively	159	160
Additional paid-in-capital	136,363	137,405
Accumulated deficit	(70,498)	(63,955)
Total Company stockholders’ equity	66,024	73,610
Noncontrolling interests	10,857	11,046
Total Stockholders’ Equity	76,881	84,656
Total Liabilities and Stockholders’ Equity	$183,612	$193,900

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$13,348	$13,935	$24,077	$24,583

Expenses:
Property operating expenses	8,988	8,790	17,298	16,838
Real estate taxes	609	561	1,177	1,217
General and administrative costs	1,109	1,082	2,099	2,084
Depreciation and amortization	1,312	1,479	2,617	2,969
Casualty loss, net	-	-	989	-
Total expenses	12,018	11,912	24,180	23,108

Interest expense	(2,038)	(2,355)	(4,114)	(4,713)
Earnings from investments in unconsolidated affiliated entities	123	58	(211)	(234)
Other income, net	20	733	137	1,330
Net (loss)/income	(565)	459	(4,291)	(2,142)
Less: net loss/(income) attributable to noncontrolling interests	1	(41)	152	6
Net (loss)/income applicable to Company’s common shares	$(564)	$418	$(4,139)	$(2,136)

Net (loss)/income per Company’s common share, basic and diluted	$(0.04)	$0.03	$(0.26)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	16,017	16,428	16,041	16,586

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2024	16,482	$164	$140,099	$(58,074)	$10,966	$93,155

Net income	-	-	-	418	41	459
Distributions declared (a)	-	-	-	(1,212)	-	(1,212)
Contributions of noncontrolling interests	-	-	-	-	5	5
Distributions from noncontrolling interests	-	-	-	-	(8)	(8)
Tender, redemption and cancellation of shares	(318)	(3)	(2,159)	-	-	(2,162)

BALANCE, June 30, 2024	16,164	$161	$137,940	$(58,868)	$11,004	$90,237

(a)	Distributions per share were $0.075.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(2,136)	(6)	(2,142)
Distributions declared (a)	-	-	-	(2,448)	-	(2,448)
Contributions of noncontrolling interests	-	-	-	-	9	9
Distributions from noncontrolling interests	-	-	-	-	(8)	(8)
Tender, redemption and cancellation of shares	(838)	(8)	(5,279)	-	-	(5,287)

BALANCE, June 30, 2024	16,164	$161	$137,940	$(58,868)	$11,004	$90,237

(a)	Distributions per share were $0.150.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, March 31, 2025	16,047	$159	$136,800	$(68,733)	$10,857	$79,083

Net loss	-	-	-	(564)	(1)	(565)
Distributions declared (a)	-	-	-	(1,201)	-	(1,201)
Contributions from noncontrolling interests	-	-	-	-	1	1
Redemption and cancellation of shares	(40)	-	(437)	-	-	(437)

BALANCE, June 30, 2025	16,007	$159	$136,363	$(70,498)	$10,857	$76,881

(a)	Distributions per share were $0.075.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

Net loss	-	-	-	(4,139)	(152)	(4,291)
Distributions declared (a)	-	-	-	(2,404)	-	(2,404)
Contributions from noncontrolling interests	-	-	-	-	7	7
Distributions to noncontrolling interests	-	-	-	-	(44)	(44)
Redemption and cancellation of shares	(102)	(1)	(1,042)	-	-	(1,043)

BALANCE, June 30, 2025	16,007	$159	$136,363	$(70,498)	$10,857	$76,881

(a)	Distributions per share were $0.150.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,291)	$(2,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,617	2,969
Amortization of deferred financing costs	181	181
Loss from investments in unconsolidated affiliated entities	211	234
Casualty loss, net	625	-
Other non-cash adjustments	(3)	(148)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(835)	(1,296)
Increase/(decrease) in accounts payable and other accrued expenses	938	(144)
(Decrease)/increase in due to related party	(5)	11
Net cash used in operating activities	(562)	(335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(483)	(377)
Proceeds from the sale of marketable securities	4,500	1,000
Purchases of marketable securities	(47)	(1,116)
Proceeds from property insurance claim	300	-
Contributions to unconsolidated affiliated entities	(171)	(74)
Distributions from unconsolidated affiliated entities	307	892
Net cash provided by investing activities	4,406	325

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on mortgage payable	(4,000)	-
Contributions from noncontrolling interests	7	9
Distributions to noncontrolling interests	(44)	(8)
Tender, redemption and cancellation of common shares	(1,043)	(3,702)
Distributions to common stockholders	(2,412)	(2,511)
Net cash used in financing activities	(7,492)	(6,212)

Change in cash, cash equivalents and restricted cash	(3,648)	(6,222)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of period	$28,429	$34,519

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$3,998	$4,557
Distributions declared	$1,201	$1,212
Tender of common shares included in accounts payable and other liabilities	$-	$1,585

The following is a summary of the Company’s cash, cash equivalents, and restricted cash for the periods presented:
Cash and cash equivalents	$27,369	$29,783
Restricted cash	1,060	4,736
Total cash, cash equivalents and restricted cash	$28,429	$34,519

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2025, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2025, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of June 30, 2025, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2025, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through June 30, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of June 30, 2025, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded an income tax expense of $0.4 million and $0.6 million, respectively. During the three and six months ended June 30, 2024, the Company recorded an income tax benefit of $0.2 million and $0.1 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Room	$12,432	$13,123	$22,418	$23,070
Food, beverage and other	916	812	1,659	1,513
Total revenues	$13,348	$13,935	$24,077	$24,583

Concentration of Risk

As of June 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

Segment Disclosure

The Company’s operations are reported within one reportable segment which constitutes all of the consolidated entities reported in its consolidated financial statements. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on consolidated net income/(loss) which is reported on the consolidated statements of operations. Additionally, the measure of segment assets is reported on the consolidated balance sheets as total assets. The revenues, expenses, and consolidated net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations. Significant expense categories, including property operating expenses, real estate taxes, general and administrative costs, depreciation and amortization and interest expense, are included on the Company’s consolidated statements of operations.

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

3. Investments in Unconsolidated Affiliated Entities

The entities listed below are partially owned by the Company. The Company accounts for these investments under the equity method of accounting as the Company exercises significant influence, but does not exercise financial and operating control over these entities. A summary of the Company’s investments in unconsolidated affiliated entities is as follows:

			As of
Entity	Date of Ownership	Ownership %	June 30, 2025	December 31, 2024
Brownmill Joint Venture	Various	48.6%	$3,490	$3,560
Hilton Garden Inn Joint Venture	March 27, 2018	50.0%	7,309	7,586
Total investments in unconsolidated affiliated real estate entities			$10,799	$11,146

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

The Company’s 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. The Company accounts for its membership interest in the Brownmill Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Brownmill Joint Venture. All capital contributions and distributions of earnings from the Brownmill Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Brownmill Joint Venture’s operating agreement.

As of June 30, 2025, the Brownmill Joint Venture was in compliance with all of its financial debt covenants.

During both the six months ended June 30, 2025 and 2024, the Company received distributions from the Brownmill Joint Venture of $0.3 million.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$963	$786	$2,061	$1,837

Property operating expenses	382	461	825	886
Depreciation and amortization	186	186	370	373
Operating income	395	139	866	578

Interest expense and other, net	(148)	(147)	(296)	(297)
Net income/(loss)	$247	$(8)	$570	$281

Company’s share of net income/(loss)	$120	$(4)	$276	$136
Additional depreciation and amortization expense (1)	(20)	(20)	(41)	(41)
Company’s earnings from investment	$100	$(24)	$235	$95

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of June 30, 2025	As of December 31, 2024
Investment properties, net	$11,577	$11,867
Cash and restricted cash	1,000	1,135
Other assets	1,072	961
Total assets	$13,649	$13,963

Mortgage payable, net	$12,652	$12,798
Other liabilities	493	590
Members’ capital	504	575
Total liabilities and members’ capital	$13,649	$13,963

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of mortgage loan proceeds, excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

As of June 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the six months ended June 30, 2025, the Company made contributions of $0.2 million to the Hilton Garden Joint Venture.

During the six months ended June 30, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.6 million and made contributions of $0.1 million to the Hilton Garden Joint Venture.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$3,475	$3,473	$5,563	$5,775

Property operating expenses	1,956	1,992	3,726	3,803
General and administrative costs	9	13	29	35
Depreciation and amortization	434	598	1,036	1,206
Operating income	1,076	870	772	731
Interest expense and other, net	(1,029)	(705)	(1,666)	(1,389)
Net income/(loss)	$47	$165	$(894)	$(658)
Company’s share of earnings (50.00%)	$24	$83	$(447)	$(329)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of	As of
	June 30, 2025	December 31, 2024
Investment property, net	$45,115	$45,833
Cash and restricted cash	1,686	1,702
Other assets	1,249	739
Total assets	$48,050	$48,274

Mortgage payable, net	$32,336	$32,308
Other liabilities	1,665	1,364
Members’ capital	14,049	14,602
Total liabilities and members’ capital	$48,050	$48,274

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

4. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,574	$39	$(20)	$3,593
Mutual Funds	2,227	-	-	2,227
Total	$5,801	$39	$(20)	$5,820

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$55	$(190)	$8,029
Mutual Funds	2,180	-	-	2,180
Total	$10,344	$55	$(190)	$10,209

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

As of June 30, 2025 and December 31, 2024, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the six months ended June 30, 2025.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related party approximated their fair values as of June 30, 2025 and December 31, 2024 because of the short maturity of these instruments.

As of June 30, 2025 and December 31, 2024,  the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of June 30, 2025 and December 31, 2024. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (5.20% as of June 30, 2025).

5. Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2025	Maturity Date	Amount Due at Maturity	As of June 30, 2025	As of December 31, 2024
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.82%	September 2026	$101,818	$97,818	$101,818
Total mortgage payable		7.82%		$101,818	97,818	101,818

Less: Deferred financing costs					(454)	(635)
Total mortgage payable, net					$97,364	$101,183

SOFR as of June 30, 2025 and December 31, 2024 was 4.35% and 4.53%, respectively.

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for the Revolving Credit Facility of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Company used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio, or DSCR, and debt yield ratio which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account, which could be utilized for any future principal paydowns necessary in order to achieve financial debt covenant compliance.

Although the Company did not meet the prescribed minimum DSCR as of March 31, 2025, the lender provided a waiver for this financial debt covenant. However, during the second quarter of 2025 the lender and the Company agreed to make a principal paydown of $4.0 million on the Revolving Credit Facility using funds held in the cash collateral reserve account.

As of June 30, 2025 and December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $97.8 million and $101.8 million. Additionally, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of June 30, 2025.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.1 million and $4.9 million (including $4.0 million previously held in the cash collateral account) were held in restricted cash accounts as of June 30, 2025 and December 31, 2024, respectively. Such escrows may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, insurance and capital improvements.

As of June 30, 2025, the Company did not meet both the minimum prescribed debt yield ratio and the prescribed minimum DSCR. However, the lender has provided a waiver for both of these financial debt covenants.

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

On May 12, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2025. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on July 15, 2025 to stockholders of record at the close of business on June 30, 2025.

On August 11, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the six months ended June 30, 2025, the Company repurchased 101,744 Common Shares at a weighted average price per share of $10.26. For the six months ended June 30, 2024, the Company repurchased 53,805 Common Shares at a weighted average price per share of $9.84.

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

7. Casualty Loss, Net

On January 9, 2025, the Company’s majority owned and consolidated Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey, suffered damage to numerous rooms caused by a small fire and flooding resulting from the activation of emergency sprinklers. As a result of the damage to the rooms, the Company recognized a gross casualty loss of $1.3 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.9 million plus associated remediation costs of $0.4 million. However, the Company maintains property, general liability and business interruption insurance coverage under which it has so far filed an insurance claim related to the damage. While this insurance claim has not been finalized, the Company did receive an initial advance of $0.3 million of insurance proceeds related to the claim for the damaged assets during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.3 million by that amount resulting in the recognition of a casualty loss, net of $1.0 million during the first quarter of 2025.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$559	$564	$1,121	$1,127

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

9. Commitments and Contingencies

Management Agreements

The Company’s limited-service hotels operate pursuant to management agreements (the “Management Agreements”) with various third-party property management companies. The property management companies perform management functions including, but not limited to, hiring and supervising employees, establishing room prices, establishing administrative policies and procedures, managing expenditures and arranging and supervising public relations and advertising. The Management Agreements provide for initial terms ranging from 1 year to 10 years however, the agreements can be cancelled for any reason by the Company after giving 60 days’ notice after the one-year anniversary of the commencement of the respective agreement.

The Management Agreements provide for the payment of a base management fee equal to 3% to 3.5% of gross revenues, as defined, and an incentive management fee based on the operating results of the hotel, as defined. The base management fee and incentive management fee, if any, are recorded as a component of property operating expenses in the consolidated statements of operations.

Franchise Agreements

As of June 30, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as inflation, tariffs, recession, political upheaval or uncertainty, terrorism and acts of war, natural and man-made disasters, cybercrime, and outbreaks of contagious diseases;

●	the availability of cash flow from operating activities for distributions, if required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory, property management and property management oversight services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the availability of credit generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	our ability to diversify our portfolio of assets;

●	changes in market factors that could impact our rental rates and operating costs;

●	our ability to secure leases at favorable rental rates;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	impairment charges;

●	our ability to maintain and/or upgrade our hotels pursuant to the requirements of their respective franchise agreements;

●	our ability to extend or replace expiring franchise agreements for our hotels;

●	unfavorable changes in laws, regulations or ordinances impacting our business, our assets or our key relationships; and

●	factors that could affect our ability to qualify as a real estate investment trust.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of June 30, 2025, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of June 30, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of June 30, 2025, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through June 30, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of June 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

				Percentage Occupied for the	RevPAR for the	ADR for the
Location	Year Built	Rooms	Year to Date Available Rooms	Six Months Ended June 30, 2025	Six Months Ended June 30, 2025	Six Months Ended June 30, 2025

East Rutherford, New Jersey	1990	141	25,521	69%	$97.78	$141.49

Tucson, Arizona	1971	154	27,874	65%	$111.81	$170.07

Philadelphia, Pennsylvania	2008	136	24,616	66%	$76.53	$115.58

Philadelphia, Pennsylvania	1985	177	32,037	50%	$58.42	$117.08

Willoughby, Ohio	1999	90	16,290	66%	$88.47	$134.55

West Des Moines, Iowa	1997	102	18,462	56%	$63.81	$113.50

West Des Moines, Iowa	1999	97	17,557	61%	$69.07	$113.31

Parsippany, New Jersey	2001	151	27,331	60%	$82.96	$137.93

New Orleans, Louisiana	1996	172	31,132	64%	$122.50	$191.37

Needham, Massachusetts	2013	132	23,892	77%	$131.72	$170.39

	Total	1,352	244,712	63%	$91.65	$144.81

Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2025	Annualized Revenue Based on Rents as of June 30, 2025	Annualized Revenue per Square Foot as of June 30, 2025

Old Bridge and Vauxhall, New Jersey	1962	156,028	92.0%	$3.1 million	$20.07

				Percentage Occupied for the	RevPAR	ADR
Location	Year Built	Rooms	Year to Date Available Rooms	Six Months Ended June 30, 2025	for the Six Months Ended June 30, 2025	for the Six Months Ended June 30, 2025

Long Island City, New York	2014	183	33,123	81%	$158.06	$195.65

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2025 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the three months ended June 30, 2025 vs. June 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the three months ended June 30, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the three months ended June 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in its percentage of rooms occupied to 70% from 73%, ADR to $145.31 from $145.96 and in RevPAR to $101.08 from $106.67.

Revenues

Revenues decreased by $0.6 million to $13.3 million during the three months ended June 30, 2025 compared to $13.9 million for the same period in 2024. The decrease in revenues during the 2025 period was primarily attributable to the lower percentage of rooms occupied during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.2 million to $9.0 million during the three months ended June 30, 2025 compared to $8.8 million for the same period in 2024. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2025 period.

Real estate taxes

Real estate taxes were unchanged at $0.6 million during both the three months ended June 30, 2025 and 2024.

General and administrative costs

General and administrative costs were unchanged at $1.1 million during both the three months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.3 million during the three months ended June 30, 2025 compared to $1.5 million for the same period in 2024.

Interest expense

Interest expense decreased by $0.4 million to $2.0 million during the three months ended June 30, 2025 compared to $2.4 million for the same period in 2024. Our interest expense is attributable to the mortgage financing associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2025 period as well as changes in the weighted average principal outstanding during the respective periods.

Other income, net

Other income, net decreased by $0.7 million to $20 during the three months ended June 30, 2025 compared to $0.7 million for the same period in 2024. The decrease primarily reflects an increase in income tax expense of $0.5 million and a decrease in interest income of $0.2 million.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities was income of $123 during the three months ended June 30, 2025 compared to income of $58 for the same period in 2024. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture, both which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Comparison of the six months ended June 30, 2025 vs. June 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the six months ended June 30, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the six months ended June 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in its percentage of rooms occupied to 63% from 66% and in RevPAR to $91.65 from $93.76 while its ADR increased to $144.81 from $141.15.

Revenues

Revenues decreased by $0.5 million to $24.1 million during the six months ended June 30, 2025 compared to $24.6 million for the same period in 2024. The decrease in revenues during the 2025 period reflects the lower percentage of rooms occupied partially offset by the higher ADR during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.5 million to $17.3 million during the six months ended June 30, 2025 compared to $16.8 million for the same period in 2024. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2025 period.

Real estate taxes

Real estate taxes were unchanged at $1.2 million during both the six months ended June 30, 2025 and 2024.

General and administrative costs

General and administrative costs were unchanged at $2.1 million during both the six months ended June 30, 2025 and 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.4 million to $2.6 million during the six months ended June 30, 2025 compared to $3.0 million for the same period in 2024.

Casualty loss, net

On January 9, 2025, the Fairfield Inn – East Rutherford suffered damage to numerous rooms caused by a small fire and flooding resulting from activation of the emergency sprinklers. In connection with the damage, we recognized a net casualty loss of $1.0 million during the first quarter of 2025. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Other income, net

Other income, net decreased by $1.2 million to $0.1 million during the six months ended June 30, 2025 compared to $1.3 million for the same period in 2024. The decrease primarily reflects an increase in income tax expense of $0.5 million and a decrease in interest income of $0.4 million.

Interest expense

Interest expense decreased by $0.6 million to $4.1 million during the six months ended June 30, 2025 compared to $4.7 million for the same period in 2024. Interest expense is attributable to the mortgage financing associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2025 period as well as changes in the weighted average principal outstanding during the respective periods.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities was a loss of $211 during the six months ended June 30, 2025 compared to a loss of $234 for the same period in 2024. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint, both which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2025, we had $27.4 million of cash on hand, $1.1 million of restricted cash and $5.8 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2025, we had mortgage indebtedness totaling $97.8 million, which represented 69% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$559	$564	$1,121	$1,127

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(562)	$(335)
Net cash provided by investing activities	4,406	325
Net cash used in financing activities	(7,492)	(6,212)
Change in cash, cash equivalents and restricted cash	(3,648)	(6,222)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of the period	$28,429	$34,519

Operating activities

The net cash used in operating activities of $0.6 million for the six months ended June 30, 2025 consisted of our net loss of $4.3 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $3.6 million plus the net changes in our operating assets and liabilities of $0.1 million.

Investing activities

The net cash provided by investing activities of $4.4 million for the six months ended June 30, 2025 consists primarily of the following:

●	capital expenditures of $0.5 million;

●	net proceeds from the sale of marketable securities of $4.5 million;

●	proceeds from property insurance claim of $0.3 million;

●	distributions of $0.3 million received from the Brownmill Joint Venture; and

●	contributions of $0.2 million to the Hilton Garden Inn Joint Venture.

Financing activities

The net cash used in financing activities of $7.5 million for the six months ended June 30, 2025 consists primarily of the following:

●	a principal payment on our mortgage payable of $4.0 million;

●	distributions paid to common stockholders of $2.4 million; and

●	redemption and cancellation of Common Shares of $1.0 million.

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

On May 12, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2025. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on July 15, 2025 to stockholders of record at the close of business on June 30, 2025.

On August 11, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the six months ended June 30, 2025, we repurchased 101,744 Common Shares at a weighted average price per share of $10.26. For the six months ended June 30, 2024, we repurchased 53,805 Common Shares at a weighted average price per share of $9.84.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of June 30, 2025.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$-	$97,818	$-	$-	$-	$-	$97,818
Interest payments(1)	3,878	6,126	-	-	-	-	10,004
Total Contractual Mortgage Obligations	$3,878	$103,944	$-	$-	$-	$-	$107,822

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our variable rate debt agreement is based on the one-month SOFR rate. For purposes of calculating future interest amounts on our variable interest rate debt the one-month SOFR rate as of June 30, 2025 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limit-service hotels as collateral. We used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio, or DSCR, and a prescribed minimum debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account, which could be used for any future principal paydowns necessary in order to achieve financial debt covenant compliance.

Although we did not meet the prescribed minimum DSCR as of March 31, 2025, the lender provided a waiver for this financial debt covenant. However, during the second quarter of 2025, the lender and us agreed to make a principal paydown of $4.0 million on the Revolving Credit Facility using funds held in the cash collateral reserve account.

As of June 30, 2025 and December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $97.8 million and $101.8 million, respectively. Additionally, all 10 of the our majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of June 30, 2025.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.1 million and $4.9 million (including the $4.0 million previously held in the collateral account) were held in restricted cash accounts as of June 30, 2025 and December 31, 2024, respectively. Such escrows may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments, insurance and capital improvements.

As of June 30, 2025, we did not meet both the minimum prescribed debt yield ratio and the prescribed minimum DSCR. However, the lender has provided a waiver for both of these financial debt covenants.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of June 30, 2025 and December 31, 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (5.20% as of June 30, 2025).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. We account for our membership interest in Brownmill Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Brownmill Joint Venture. All capital contributions and distributions of earnings from the Brownmill Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Brownmill Joint Venture’s operating agreement.

As of June 30, 2025, the Brownmill Joint Venture was in compliance with all of its financial debt covenants.

During both the six months ended June 30, 2025 and 2024, we received distributions from the Brownmill Joint Venture of $0.3 million.

Hilton Garden Inn Joint Venture

On March 27, 2018, we and Lightstone REIT III, a related party REIT also sponsored by the Sponsor, acquired, through the Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of mortgage loan proceeds, excluding closing and other related transaction costs. We paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.

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

As of June 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the six months ended June 30, 2025, we made contributions of $0.2 million to the Hilton Garden Joint Venture.

During the six months ended June 30, 2024, we received distributions from the Hilton Garden Joint Venture of $0.6 million and made contributions of $0.1 million to the Hilton Garden Joint Venture.

Casualty Loss, Net

On January 9, 2025, the Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey, suffered damage to numerous rooms caused by a small fire and flooding resulting from the activation of the emergency sprinklers. As a result of the damage to the rooms, we recognized a gross casualty loss of $1.3 million, consisting of (i) the write-off of the carrying value of the damaged assets of $0.9 million plus associated remediation costs of $0.4 million. However, we maintain property, general liability and business interruption insurance coverage under which we have so far filed an insurance claim related to the damage. While this insurance claim has not been finalized, we did receive an initial advance of $0.3 million of insurance proceeds related to the claim during the first quarter of 2025, and therefore, reduced the gross casualty loss of $1.3 million by that amount resulting in the recognition of a casualty loss, net of $1.0 million during the first quarter of 2025.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses incurred for business combinations, amounts relating to deferred rent receivables and amortization of market lease and other intangibles, net, accretion of discounts and amortization of premiums on debt investments and borrowings, mark-to-market adjustments included in net income (including gains or losses incurred on assets held for sale), gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss)/income	$(565)	$459	$(4,291)	$(2,142)
FFO adjustments:
Depreciation and amortization of real estate assets	1,312	1,479	2,617	2,969
Gain on sale of investment property	-	-	-	(14)
Casualty loss, net	-	-	989	-
Adjustments to equity in earnings from unconsolidated affiliated entities	328	410	739	825
FFO	1,075	2,348	54	1,638
MFFO adjustments:

Adjustments to equity in earnings from unconsolidated affiliated entities	19	32	31	54
Mark-to-market adjustments(2)	(160)	(32)	(154)	(207)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	90	28	90	28
MFFO - IPA recommended format	1,024	2,376	21	1,513

Net (loss)/income	$(565)	$459	$(4,291)	$(2,142)
Less: loss/(income) attributable to noncontrolling interests	1	(41)	152	6
Net (loss)/income applicable to Company’s common shares	$(564)	$418	$(4,139)	$(2,136)
Net (loss)/income per common share, basic and diluted	$(0.04)	$0.03	$(0.26)	$(0.13)

FFO	$1,075	$2,348	$54	$1,638
Less: FFO attributable to noncontrolling interests	(49)	(79)	(38)	(65)
FFO attributable to Company’s common shares	$1,026	$2,269	$16	$1,573
FFO per common share, basic and diluted	$0.06	$0.14	-	$0.09

MFFO - IPA recommended format	$1,024	$2,376	$21	$1,513
Less: MFFO attributable to noncontrolling interests	(49)	(79)	(38)	(65)
MFFO attributable to Company’s common shares	$975	$2,297	$(17)	$1,448

Weighted average number of common shares outstanding, basic and diluted	16,017	16,428	16,041	16,586

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
June 30, 2025

FFO attributable to Company’s common shares	$82,467
Distributions declared	$97,433

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: August 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)