Form 10-Q
period 2025-09-30
Lightstone Value Plus REIT II, Inc.
filed 2025-11-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 7, 2025, there were approximately 15.9 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment property:
Land and improvements	$26,184	$26,176
Building and improvements	145,647	146,459
Furniture and fixtures	29,236	29,278
Construction in progress	126	228
Gross investment property	201,193	202,141
Less accumulated depreciation	(67,180)	(64,318)
Net investment property	134,013	137,823

Investments in unconsolidated affiliated entities	7,744	11,146
Cash and cash equivalents	24,818	27,139
Marketable securities, available for sale	10,074	10,209
Restricted cash	1,116	4,938
Accounts receivable and other assets	3,740	2,645

Total Assets	$181,505	$193,900

Liabilities and Stockholders’ Equity
Accounts payable, other accrued expenses and other liabilities	$7,098	$6,490
Mortgage payable, net	97,455	101,183
Distributions payable	1,198	1,209
Due to related party	358	362

Total liabilities	106,109	109,244

Commitments and contingencies

Stockholders’ Equity:
Company’s stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 16.0 million and 16.1 million shares issued and outstanding, respectively	159	160
Additional paid-in-capital	135,943	137,405
Accumulated deficit	(71,711)	(63,955)

Total Company stockholders’ equity	64,391	73,610
Noncontrolling interests	11,005	11,046

Total Stockholders’ Equity	75,396	84,656

Total Liabilities and Stockholders’ Equity	$181,505	$193,900

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$12,103	$12,136	$36,180	$36,719

Expenses:
Property operating expenses	8,861	8,669	26,159	25,507
Real estate taxes	629	581	1,806	1,798
General and administrative costs	1,013	937	3,112	3,021
Depreciation and amortization	1,321	1,477	3,938	4,446
Casualty (gain)/loss, net	(786)	-	203	-
Total expenses	11,038	11,664	35,218	34,772

Interest expense	(2,038)	(2,371)	(6,152)	(7,084)
Earnings from investments in unconsolidated affiliated entities	428	182	217	(52)
Other income, net	678	453	815	1,783
Net income/(loss)	133	(1,264)	(4,158)	(3,406)

Less: net (income)/loss attributable to noncontrolling interests	(148)	(21)	4	(15)
Net loss applicable to Company’s common shares	$(15)	$(1,285)	$(4,154)	$(3,421)

Net loss per Company’s common share, basic and diluted	$-	$(0.08)	$(0.26)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	15,978	16,163	16,020	16,444

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION: CONTINUED:

ITEM 1. FINANCIAL STATEMENTS: CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, June 30, 2024	16,164	$161	$137,940	$(58,868)	$11,004	$90,237

Net loss	-	-	-	(1,285)	21	(1,264)
Distributions declared (a)	-	-	-	(1,212)	-	(1,212)
Distributions from noncontrolling interests	-	-	-	-	(1)	(1)

BALANCE, September 30, 2024	16,164	$161	$137,940	$(61,365)	$11,024	$87,760

(a)	Distributions per share were $0.075.

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(3,421)	15	(3,406)
Distributions declared (a)	-	-	-	(3,660)	-	(3,660)
Contributions of noncontrolling interests	-	-	-	-	9	9
Distributions from noncontrolling interests	-	-	-	-	(9)	(9)
Tender, redemption and cancellation of shares	(838)	(8)	(5,279)	-	-	(5,287)

BALANCE, September 30, 2024	16,164	$161	$137,940	$(61,365)	$11,024	$87,760

(a)	Distributions per share were $0.225.

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, June 30, 2025	16,007	$159	$136,363	$(70,498)	$10,857	$76,881

Net loss	-	-	-	(15)	148	133
Distributions declared (a)	-	-	-	(1,198)	-	(1,198)
Redemption and cancellation of shares	(38)	-	(420)	-	-	(420)

BALANCE, September 30, 2025	15,969	$159	$135,943	$(71,711)	$11,005	$75,396

(a)	Distributions per share were $0.075.

	Common Stock		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

Net loss	-	-	-	(4,154)	(4)	(4,158)
Distributions declared (a)	-	-	-	(3,602)	-	(3,602)
Contributions of noncontrolling interests	-	-	-	-	7	7
Distributions from noncontrolling interests	-	-	-	-	(44)	(44)
Redemption and cancellation of shares	(140)	(1)	(1,462)	-	-	(1,463)

BALANCE, September 30, 2025	15,969	$159	$135,943	$(71,711)	$11,005	$75,396

(a)	Distributions per share were $0.225.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,158)	$(3,406)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,938	4,446
Amortization of deferred financing costs	272	272
Earnings from investments in unconsolidated affiliated entities	(217)	52
Casualty gain, net	(128)	-
Other non-cash adjustments	13	(138)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(437)	(679)
Decrease in accounts payable, other accrued expenses and other liabilities	(494)	(171)
(Decrease)/increase in due to related party	(4)	2
Net cash (used in)/provided by operating activities	(1,215)	378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(599)	(671)
Proceeds from the sale of marketable securities	4,500	4,000
Purchases of marketable securities	(4,297)	(4,261)
Proceeds from property insurance claim	300	-
Contributions to unconsolidated affiliated entities	(309)	(74)
Distributions from unconsolidated affiliated entities	4,589	1,488
Net cash provided by investing activities	4,184	482
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on mortgage payable	(4,000)	-
Contributions from noncontrolling interests	7	9
Distributions to noncontrolling interests	(44)	(9)
Tender, redemption and cancellation of common shares	(1,463)	(5,287)
Distributions to common stockholders	(3,612)	(3,723)
Net cash used in financing activities	(9,112)	(9,010)

Change in cash, cash equivalents and restricted cash	(6,143)	(8,150)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of period	$25,934	$32,591

Supplemental cash flow information for the periods indicated is as follows:
Cash paid for interest	$5,950	$6,850
Distributions declared	$1,198	$1,212

The following is a summary of the Company’s cash, cash equivalents, and restricted cash for the periods presented:
Cash and cash equivalents	$24,818	$27,743
Restricted cash	1,116	4,848
Total cash, cash equivalents and restricted cash	$25,934	$32,591

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of September 30, 2025, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel. The Company accounts for its membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of September 30, 2025, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2025, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since the Company’s inception through September 30, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of September 30, 2025, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

The Company’s income tax benefits and expense are included in other income, net on its consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $0.4 million and income tax expense of $0.2 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded income tax expense of $0.1 million and $13, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no material uncertain income tax positions.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
Room revenue	$11,254	$11,452	$33,672	$34,522
Food, beverage and other revenue	849	684	2,508	2,197
Total revenues	$12,103	$12,136	$36,180	$36,719

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Concentration of Risk

As of September 30, 2025 and December 31, 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk with respect to its cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this standard effective January 1, 2025, noting that it has not had a material impact on its consolidated financial statements.

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

The Company’s 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. The Company accounts for its membership interest in the Brownmill Joint Venture in accordance with the equity method of accounting because it exerts significant influence over but does not control the Brownmill Joint Venture. All capital contributions and distributions of earnings from the Brownmill Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Brownmill Joint Venture’s operating agreement. As of December 31, 2024, the carrying value of the Company’s investment in the Brownmill Joint Venture was $3.6 million, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheet.

During the nine months ended September 30, 2025, the Company received distributions from the Brownmill Joint Venture of $4.6 million and made contributions of $0.1 million to the Brownmill Joint Venture.

During the nine months ended September 30, 2024, the Company received distributions from the Brownmill Joint Venture of $0.6 million.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

During the third quarter of 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture became negative as a result of the Company’s historical cumulative distributions received exceeding its cumulative equity earnings and cumulative capital contributions. Because the Company has historically funded and currently intends to continue to fund its pro rata share of any capital needs of the Brownmill Joint Venture, it will continue to record its pro rata share of the Brownmill Joint Venture’s earnings, including any losses, as incurred. As of September 30, 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture was negative $0.7 million, which is included in accounts payable, other accrued expenses and other liabilities on the consolidated balance sheet.

As of September 30, 2025, the Brownmill Joint Venture was in compliance with all of its financial debt covenants.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,000	$965	$3,061	$2,802

Property operating expenses	418	390	1,243	1,276
Depreciation and amortization	185	185	555	558
Operating income	397	390	1,263	968

Interest expense and other, net	(369)	(153)	(665)	(450)
Net income	$28	$237	$598	$518

Company’s share of earnings (48.6%)	$14	$115	$291	$251

Additional depreciation and amortization expense (1)	(20)	(21)	(62)	(62)
Company’s earnings from investment	$(6)	$94	$229	$189

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture as of the dates indicated:

	As of September 30, 2025	As of December 31, 2024

Investment properties, net	$11,701	$11,867
Cash and restricted cash	1,446	1,135
Other assets	1,192	961
Total assets	$14,339	$13,963

Mortgages payable, net	$21,305	$12,798
Other liabilities	1,032	590
Members’ (deficit)/capital	(7,998)	575
Total liabilities and members’ capital	$14,339	$13,963

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of mortgage loan proceeds, excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture.  As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in the Hilton Garden Inn Joint Venture was $7.7 million and $7.6 million, respectively, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

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

During the nine months ended September 30, 2025, the Company made contributions of $0.2 million to the Hilton Garden Joint Venture.

During the nine months ended September 30, 2024, the Company received distributions from the Hilton Garden Joint Venture of $0.9 million and made contributions of $0.1 million to the Hilton Garden Joint Venture.

As of September 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$3,788	$3,698	$9,351	$9,473

Property operating expenses	2,191	2,082	5,917	5,885
General and administrative costs	18	23	47	58
Depreciation and amortization	426	597	1,462	1,803
Operating income	1,153	996	1,925	1,727
Interest expense and other, net	(281)	(823)	(1,947)	(2,212)

Net income/(loss)	$872	$173	$(22)	$(485)

Company’s share of earnings (50.0%)	$436	$87	$(11)	$(243)

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture as of the dates indicated:

	As of September 30, 2025	As of December 31, 2024

Investment property, net	$44,887	$45,833
Cash and restricted cash	2,459	1,702
Other assets	864	739
Total assets	$48,210	$48,274

Mortgage payable, net	$32,350	$32,308
Other liabilities	941	1,364
Members’ capital	14,919	14,602
Total liabilities and members’ capital	$48,210	$48,274

4. Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,574	$36	$(13)	$3,597
Mutual Funds	6,477	-	-	6,477
Total	$10,051	$36	$(13)	$10,074

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$55	$(190)	$8,029
Mutual Funds	2,180	-	-	2,180
Total	$10,344	$55	$(190)	$10,209

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

As of September 30, 2025 and December 31, 2024, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the nine months ended September 30, 2025.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other accrued expenses, distributions payable and due to related party approximated their fair values as of September 30, 2025 and December 31, 2024 because of the short maturity of these instruments.

As of September 30, 2025 and December 31, 2024,  the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account. No amounts were outstanding under this margin loan as of September 30, 2025 and December 31, 2024. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (5.16% as of September 30, 2025).

5. Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Nine Months Ended September 30, 2025	Maturity Date	Amount Due at Maturity	As of September 30, 2025	As of December 31, 2024

Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.73%	September 2026	$97,818	$97,818	$101,818
Total mortgage payable		7.73%		$97,818	97,818	101,818

Less: Deferred financing costs					(363)	(635)
Total mortgage payable, net					$97,455	$101,183

SOFR as of September 30, 2025 and December 31, 2024 was 4.31% and 4.53%, respectively.

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

As of September 30, 2025 and December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $97.8 million and $101.8 million, respectively. Additionally, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of September 30, 2025.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.1 million and $4.9 million (including $4.0 million previously held in the cash collateral account) were held in restricted cash accounts as of September 30, 2025 and December 31, 2024, respectively. Such escrows may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, insurance and capital improvements.

As of September 30, 2025, the Company did not meet both the prescribed minimum debt yield ratio and DSCR. However, the lender has provided a waiver for both of these financial debt covenants.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On August 11, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on October 15, 2025 to stockholders of record at the close of business on September 30, 2025.

On November 10, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on December 31, 2025.

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

The Company’s SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. The Company’s estimated NAV per Share is determined by the Board of Directors and reported by it from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by the Company within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, the Company repurchased 140,340 Common Shares at a weighted average price per share of $10.43. For the nine months ended September 30, 2024, the Company repurchased 53,805 Common Shares at a weighted average price per share of $9.84.

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

7. Casualty Gain/(Loss), Net

On January 9, 2025, the Fairfield Inn hotel (the “Fairfield Inn – East Rutherford”) located in East Rutherford, New Jersey, suffered damage to numerous rooms caused by a small fire and flooding resulting from the activation of the emergency sprinklers. During the first quarter of 2025, the Company wrote-off the carrying value of the physically damaged assets of $0.9 million and incurred remediation costs of $0.4 million. However, the Company maintains property, general liability and business interruption insurance coverage and has filed an insurance claim for the damages incurred, including loss of business. During the first quarter of 2025, the Company received an initial advance of $0.3 million from its insurance carriers. As a result, the Company recognized a casualty loss, net of $1.0 million during the first quarter of 2025. Subsequently during the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $0.8 million and therefore, the Company recorded an insurance claim receivable of $0.8 million (included in accounts receivable and other assets on the consolidated balance sheet as of September 30, 2025) and also recognized a casualty gain for that amount. Accordingly, during the nine months ended September 30, 2025, the Company has recognized a casualty loss, net of $0.2 million.

Because the insurance claim has not yet been finalized, it is still possible the Company could potentially receive additional recoveries from its insurance carriers. However, there can be no assurance that the Company will receive any further proceeds related to this insurance claim.

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The following table represents the fees incurred associated with the services provided by the Company’s Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$559	$564	$1,680	$1,691

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

Franchise Agreements

As of September 30, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of September 30, 2025, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of September 30, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of September 30, 2025, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of September 30, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through September 30, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Concentration of Credit Risk

As of September 30, 2025 and December 31, 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk with respect to our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

Consolidated Properties:

				Year to Date September 30, 2025	Percentage Occupied for the Nine Months Ended	RevPAR for the Nine Months Ended	ADR for the Nine Months Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Available Rooms	September 30, 2025	September 30, 2025	September 30, 2025

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	38,493	72%	$106.84	$147.46

Aloft - Tucson	Tucson, Arizona	1971	154	42,042	60%	$94.86	$158.86

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	37,128	67%	$76.90	$114.74

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	48,321	51%	$58.20	$114.64

Courtyard - Willoughby	Willoughby, Ohio	1999	90	24,570	73%	$100.73	$137.46

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	27,846	59%	$66.90	$114.19

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	26,481	61%	$71.63	$116.74

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	41,223	61%	$86.48	$140.87

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	46,956	60%	$106.07	$176.27

Residence Inn - Needham	Needham, Massachusetts	2013	132	36,036	80%	$142.56	$177.59

		Total	1,352	369,096	64%	$91.27	$143.06

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of September 30, 2025	Annualized Revenue Based on Rents as of September 30, 2025	Annualized Revenue per Square Foot as of September 30, 2025

Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	92%	$3.1 million	$20.10

Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Year to Date Available Rooms	Percentage Occupied for the Nine Months Ended September 30, 2025	RevPAR for the Nine Months Ended September 30, 2025	ADR for the Nine Months Ended September 30, 2025

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	49,959	83%	$177.36	$213.33

Annualized base rent is defined as the minimum monthly base rent due as of September 30, 2025 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the nine months ended September 30, 2025 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

Comparison of the three months ended September 30, 2025 vs. September 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the three months ended September 30, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the three months ended September 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in its percentage of rooms occupied to 65% from 66%, ADR to $139.70 from $139.89 and in RevPAR to $90.51 from $92.07.

Revenues

Revenues were relatively unchanged at $12.1 million during both the three months ended September 30, 2025 and 2024.

Property operating expenses

Property operating expenses increased by $0.2 million to $8.9 million during the three months ended September 30, 2025 compared to $8.7 million for the same period in 2024. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2025 period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.6 million during both the three months ended September 30, 2025 and 2024.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $1.0 million during the three months ended September 30, 2025 compared to $0.9 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million to $1.3 million during the three months ended September 30, 2025 compared to $1.5 million for the same period in 2024.

Casualty gain

On January 9, 2025, the Fairfield Inn – East Rutherford suffered damage to numerous rooms caused by a small fire and flooding resulting from activation of the emergency sprinklers. Subsequently during the third quarter of 2025, we recognized a casualty gain of $0.8 million related to insurance recoveries. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense decreased by $0.4 million to $2.0 million during the three months ended September 30, 2025 compared to $2.4 million for the same period in 2024. Our interest expense is attributable to the mortgage financing associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2025 period as well as changes in the weighted average principal outstanding during the respective periods.

Other income, net

Other income, net increased by $0.2 million to $0.7 million during the three months ended September 30, 2025 compared to $0.5 million for the same period in 2024. The increase primarily reflects an increase in income tax benefit of $0.4 million and a decrease in interest income of $0.2 million.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities was income of $0.4 million during the three months ended September 30, 2025 compared to income of $0.2 million for the same period in 2024. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture, both which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Comparison of the nine months ended September 30, 2025 vs. September 30, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the nine months ended September 30, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the nine months ended September 30, 2025 compared to same period in 2024, our consolidated hospitality portfolio experienced decreases in its percentage of rooms occupied to 64% from 66% and in RevPAR to $91.27 from $93.19 while its ADR increased to $143.06 from $140.73.

Revenues

Revenues decreased by $0.5 million to $36.2 million during the nine months ended September 30, 2025 compared to $36.7 million for the same period in 2024. The decrease in revenues during the 2025 period reflects the lower percentage of rooms occupied partially offset by the higher ADR during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.7 million to $26.2 million during the nine months ended September 30, 2025 compared to $25.5 million for the same period in 2024. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2025 period.

Real estate taxes

Real estate taxes were relatively unchanged at $1.8 million during both the nine months ended September 30, 2025 and 2024.

General and administrative costs

General and administrative costs increased slightly by $0.1 million to $3.1 million during the three months ended September 30, 2025 compared to $3.0 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.5 million to $3.9 million during the nine months ended September 30, 2025 compared to $4.4 million for the same period in 2024.

Casualty (gain)/loss, net

On January 9, 2025, the Fairfield Inn – East Rutherford suffered damage to numerous rooms caused by a small fire and flooding resulting from activation of the emergency sprinklers. During the first quarter of 2025, we recognized a net casualty loss of $1.0 million representing the write-off of the damaged assets of $0.9 million plus remediation costs incurred of $0.4 million, partially offset by an initial insurance recovery of $0.3 million. Subsequently during the third quarter of 2025, we recognized a casualty gain of $0.8 million related to additional insurance recoveries. Accordingly, during the nine months ended September 30, 2025, we have recognized a casualty loss, net of $0.2 million. See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Other income, net

Other income, net decreased by $1.0 million to $0.8 million during the nine months ended September 30, 2025 compared to $1.8 million for the same period in 2024. The decrease primarily reflects an increase in income tax expense of $0.2 million and a decrease in interest income of $0.6 million.

Interest expense

Interest expense decreased by $0.9 million to $6.2 million during the nine months ended September 30, 2025 compared to $7.1 million for the same period in 2024. Interest expense is attributable to the mortgage financing associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2025 period as well as changes in the weighted average principal outstanding during the respective periods.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities was income of $217 during the nine months ended September 30, 2025 compared to a loss of $52 for the same period in 2024. Our earnings from investments in unconsolidated affiliated entities are attributable to our ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint, both which we account for under the equity method of accounting.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2025, we had $24.8 million of cash on hand, $1.1 million of restricted cash and $10.0 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and potential distributions received from our investments in unconsolidated affiliated entities will be sufficient to satisfy our expected cash requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q. Our expected cash requirements primarily consist of our anticipated operating expenses, scheduled debt service (excluding balloon payments due at maturity), capital expenditures (excluding non-recurring capital expenditures), contributions to our investments in unconsolidated affiliated entities, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of September 30, 2025, we had mortgage indebtedness totaling $97.8 million, which represented 69% of our net assets. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

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

The following table represents the fees incurred associated with the services provided by our Advisor for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management fees (general and administrative costs)	$559	$564	$1,680	$1,691

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Nine Months Ended September 30,
	2025	2024

Net cash (used in)/provided by operating activities	$(1,215)	$378
Net cash provided by investing activities	4,184	482
Net cash used in financing activities	(9,112)	(9,010)
Change in cash, cash equivalents and restricted cash	(6,143)	(8,150)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of the period	$25,934	$32,591

Operating activities

The net cash used in operating activities of $1.2 million for the nine months ended September 30, 2025 consisted of our net loss of $4.2 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $3.9 million plus the net changes in our operating assets and liabilities of $0.9 million.

Investing activities

The net cash provided by investing activities of $4.2 million for the nine months ended September 30, 2025 consists primarily of the following:

●	capital expenditures of $0.6 million;

●	net proceeds from the sale of marketable securities of $0.2 million;

●	proceeds from insurance claim of $0.3 million;

●	distributions of $4.6 million received from the Brownmill Joint Venture; and

●	contributions of $0.2 million to the Hilton Garden Inn Joint Venture and $0.1 million to the Brownmill Joint Venture.

Financing activities

The net cash used in financing activities of $9.1 million for the nine months ended September 30, 2025 consists primarily of the following:

●	a principal payment on our mortgage payable of $4.0 million;

●	distributions paid to common stockholders of $3.6 million; and

●	redemption and cancellation of Common Shares of $1.5 million.

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

On August 11, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending September 30, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on October 15, 2025 to stockholders of record at the close of business on September 30, 2025.

On November 10, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2025. The distribution was the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on t December 31, 2025.

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

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

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

For the nine months ended September 30, 2025, we repurchased 140,340 Common Shares at a weighted average price per share of $10.43. For the nine months ended September 30, 2024, we repurchased 53,805 Common Shares at a weighted average price per share of $9.84.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of September 30, 2025.

Contractual Mortgage Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$-	$97,818	$-	$-	$-	$-	$97,818
Interest payments(1)	1,918	6,092	-	-	-	-	8,010
Total Contractual Mortgage Obligations	$1,918	$103,910	$-	$-	$-	$-	$105,828

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our variable rate debt agreement is based on the one-month SOFR rate. For purposes of calculating future interest amounts on our variable interest rate debt the one-month SOFR rate as of September 30, 2025 was used.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limited-service hotels as collateral. We used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio, or DSCR, and a prescribed minimum debt yield ratio, which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account, which could be used for any future principal paydowns necessary in order to achieve financial debt covenant compliance.

Although we did not meet the prescribed minimum DSCR as of March 31, 2025, the lender provided a waiver for this financial debt covenant. However, during the second quarter of 2025, the lender and us agreed to make a principal paydown of $4.0 million on the Revolving Credit Facility using funds held in the cash collateral reserve account.

As of September 30, 2025 and December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $97.8 million and $101.8 million, respectively. Additionally, all 10 of our majority-owned and consolidated limited-service hotel properties were pledged as collateral and no additional borrowings were available under the Revolving Credit Facility as of September 30, 2025.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.1 million and $4.9 million (including the $4.0 million previously held in the collateral account) were held in restricted cash accounts as of September 30, 2025 and December 31, 2024, respectively. Such escrows may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service payments, insurance and capital improvements.

As of September 30, 2025, we did not meet both the prescribed minimum debt yield ratio and DSCR. However, the lender has provided a waiver for both of these financial debt covenants.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of September 30, 2025 and December 31, 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (5.16% as of September 30, 2025).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. We account for our membership interest in Brownmill Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Brownmill Joint Venture. All capital contributions and distributions of earnings from the Brownmill Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Brownmill Joint Venture’s operating agreement. As of December 31, 2024, the carrying value of our investment in the Brownmill Joint Venture was $3.6 million, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheet.

During the nine months ended September 30, 2025, we received distributions from the Brownmill Joint Venture of $4.6 million and made contributions of $0.1 million to the Brownmill Joint Venture.

During the nine months ended September 30, 2024, we received distributions from the Brownmill Joint Venture of $0.6 million.

During the third quarter of 2025, the carrying value of our investment in the Brownmill Joint Venture became negative as a result of our historical cumulative distributions received exceeding our cumulative equity earnings and cumulative capital contributions. Because we have historically funded and currently intend to continue to fund our pro rata share of any capital needs of the Brownmill Joint Venture, we will continue to record our pro rata share of the Brownmill Joint Venture’s earnings, including any losses, as incurred. As of September 30, 2025, the carrying value of our investment in the Brownmill Joint Venture was negative $0.7 million, which is included in accounts payable, other accrued expenses and other liabilities on the consolidated balance sheet.

As of September 30, 2025, the Brownmill Joint Venture was in compliance with all of its financial debt covenants.

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

We and Lightstone REIT III each have a 50% co-managing membership interest in the Hilton Garden Inn Joint Venture. We account for our membership interest in the Hilton Garden Inn Joint Venture in accordance with the equity method of accounting because we exert significant influence over but do not control the Hilton Garden Inn Joint Venture. All capital contributions and distributions of earnings from the Hilton Garden Inn Joint Venture are made on a pro rata basis in proportion to each member’s equity interest percentage pursuant to the terms of the Hilton Garden Inn Joint Venture’s operating agreement. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in the Hilton Garden Inn Joint Venture was $7.7 million and $7.6 million, respectively, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

As of September 30, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the nine months ended September 30, 2025, we made contributions of $0.2 million to the Hilton Garden Joint Venture.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$133	$(1,264)	$(4,158)	$(3,406)
FFO adjustments:
Depreciation and amortization of real estate assets	1,321	1,477	3,938	4,446
Gain on sale of investment property	-	-	-	(14)
Casualty (gain)/loss, net	(786)	-	203	-
Adjustments to equity in earnings from unconsolidated affiliated entities	324	409	1,063	1,234
FFO	992	622	1,046	2,260
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	25	20	56	74
Mark-to-market adjustments(2)	(4)	(2)	(158)	(209)
Non-recurring gains from extinguishment/sale of debt, derivatives or securities holdings(1)	-	(54)	90	(26)
MFFO - IPA recommended format	$1,013	$586	$1,034	$2,099

Net income/(loss)	$133	$(1,264)	$(4,158)	$(3,406)
Less: (income)/loss attributable to noncontrolling interests	(148)	(21)	4	(15)
Net loss applicable to Company’s common shares	$(15)	$(1,285)	$(4,154)	$(3,421)
Net loss per common share, basic and diluted	$(0.00)	$(0.08)	$(0.26)	$(0.21)

FFO	$992	$622	$1,046	$2,260
Less: FFO attributable to noncontrolling interests	(76)	(58)	(114)	(123)
FFO attributable to Company’s common shares	$916	$564	$932	$2,137
FFO per common share, basic and diluted	$0.06	$0.03	$0.06	$0.13

MFFO - IPA recommended format	$1,013	$586	$1,034	$2,099
Less: MFFO attributable to noncontrolling interests	(76)	(58)	(114)	(123)
MFFO attributable to Company’s common shares	$937	$528	$920	$1,976

Weighted average number of common shares outstanding, basic and diluted	15,978	16,163	16,020	16,444

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April 28, 2008 (date of inception) through September 30, 2025

FFO attributable to Company’s common shares	$83,383
Distributions declared	$98,630

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 14, 2025, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: November 14, 2025	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)