Form 10-K
period 2025-12-31
Lightstone Value Plus REIT II, Inc.
filed 2026-03-30
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2025

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

There is no established market for the registrant’s shares of common stock (“Common Shares”). On March 25, 2026, the registrant’s board of director determined and approved an estimated net asset value (“NAV”) per Common Share, as of December 31, 2025, of $10.67. For a full description of the methodologies used to estimate the registrant’s NAV per Share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information”. As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, there were 15.8 million Common Shares held by non-affiliates of the registrant. As of March 16, 2026, there were 15.8 million Common Shares held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIGHTSTONE VALUE PLUS REIT II, INC.

i

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT II, Inc. and our subsidiaries (which may be referred to herein as “Lightstone REIT II”, the “Company,” “we,” “us” or “our”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These forward-looking statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on them. Although we believe the expectations reflected in any forward-looking statements contained in this Annual Report are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results of operations may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors described below:

●	market and economic challenges experienced by the United States (“U.S.”) and global economies or real estate industry as a whole and the local economic conditions in the markets in which our investments are located. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; such as the intensely competitive market environment in the real estate industry, inflation, the impact of tariffs and global trade disruptions, recessionary pressure, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, the potential for violence, civil unrest, criminal activity or terrorism at our real estate properties, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities; natural or other disasters, security breaches that could compromise our information technology or infrastructure, cybercrime, and uncertainties regarding outbreaks of contagious diseases leading to pandemics, epidemics or public health crises and the associated governmental restrictions that could impact our results of operations and financial condition;

●	the availability of cash to fund our operations; including our future property operating expenses, general and administrative costs, regularly scheduled debt service, upcoming principal maturities and capital expenditures for our real estate properties;

●	the availability of cash to fund any redemptions of our shares of common stock (“Common Shares”);

●	the risks associated with the determination of our net asset value (“NAV”) per Common Share (“NAV per Share”);

●	the availability of cash flow from our operating activities to fund any distributions required to maintain our status as a real estate investment trust (“REIT”);

●	conflicts of interest arising out of our relationships with our external advisor and its affiliates;

●	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	any disruptions in the financial markets that may adversely affect the availability of credit generally, and any failure by us to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;

●	our ability to make accretive investments;

●	risks associated with our acquisition or origination of real estate investments, including the ability to diversify our portfolio of assets;

●	risks related to any joint venture investments;

●	changes in market factors that could impact the rental rates and operating costs associated with our real estate investments;

●	our ability to secure leases at favorable rental rates for our real estate investments;

●	risks associated with the management of our assets;

●	general risks related to real estate investments, including their illiquidity;

●	our ability to sell our assets at a price and on a timeline consistent with our investment objectives;

●	the risk of impairment charges on our assets;

●	the risks associated with technological advances and challenges, such as the use and impact of artificial intelligence and machine learning;

●	unfavorable changes in laws, ordinances or regulations impacting our business, our assets or our key relationships;

●	changes in tax laws or regulations that result in adverse tax consequences; and

●	our continued ability to maintain our status as a REIT.

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

ii

PART I.

Dollar amounts in this Annual Report on Form 10-K (the “Annual Report”) are presented in thousands, except per share/unit data, revenue per available room (“RevPAR”), average daily rate (“ADR”) and where indicated in millions. References to quarters in this Annual Report are based on calendar quarters.

ITEM 1. BUSINESS:

General Description of Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of December 31, 2025, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Annual Report on Form 10-K (the “Annual Report”) refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of December 31, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of December 31, 2025, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

Our Common Shares are not currently listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing them would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interest for any quarterly periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Investment Objectives

Our primary objective is to achieve capital appreciation with a secondary objective of income without subjecting principal to undue risk. We expect to achieve these objectives primarily through investments in real estate properties.

Investment Policies

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

Financing Policies

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

Sale and Disposition Policies

We intend to hold our real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met. As each of our investments reaches what we believe to be its optimum value, we may consider disposing of it and may do so for the purpose of reinvesting all or a portion of the net sales proceeds into other real estate properties and/or real estate-related investments, distributing all or a portion of the net sale proceeds to our stockholders or satisfying our other obligations. An investment may be sold at any time if, in the judgment of our Advisor and our independent board members, its sale is determined to be in our best interests.

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a taxable REIT subsidiary (“TRS”), including when we acquire a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

Competition

Hotel markets are highly competitive. This competition could reduce the occupancy levels and revenues for our hotels, which would adversely affect our operations. We face competition from many sources. We face competition from other hotels and other rental properties both in the immediate vicinity and the geographic market where our hotels are located. Overbuilding in the hotel industry may increase the number of rooms available leading to decreases in the occupancy and ADR for our hotels. In addition, increases in our operating costs due to inflation and other factors may not be fully or even partially offset by increased ADR. We also face competition from nationally recognized hotel brands with which we are not currently associated.

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

Available Information

We electronically submit various filings to the U.S. Securities and Exchange Commission (the “SEC”) including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. Copies of our filings with the SEC may be obtained from our website at www.lightstonecapitalmarkets.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this or any of our other filings.

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

ITEM 2. PROPERTIES:

As of December 31, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of December 31, 2025, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

Consolidated Properties:

				Available Rooms for the Year Ended	Percentage Occupied for the Year Ended	RevPAR for the Year Ended	ADR for the Year Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025
Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	51,465	73%	$107.69	$148.27

Aloft - Tucson	Tucson, Arizona	1971	154	56,210	58%	$91.88	$157.74

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	49,640	67%	$75.32	$113.73

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	64,605	50%	$57.67	$114.81

Courtyard - Willoughby	Willoughby, Ohio	1999	90	32,850	72%	$98.35	$136.12

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	37,230	55%	$60.29	$109.25

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	35,405	57%	$64.23	$113.04

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	55,115	62%	$87.00	$140.17

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	62,780	61%	$106.90	$175.95

Residence Inn - Needham	Needham, Massachusetts	2013	132	48,180	80%	$143.37	$179.12

		Total	1,352	493,480	63%	$89.96	$142.78

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of December 31, 2025	Annualized Revenue based on Rents as of December 31, 2025	Annualized Revenue per Square Foot as of December 31, 2025
Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	92%	$3.1 million	$20.14

				Available Rooms for the Year Ended	Percentage Occupied for the Year Ended	RevPAR for the Year Ended	ADR for the Year Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025
Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	66,795	84%	$192.10	$227.36

Annualized revenue is defined as the minimum monthly payments due as of December 31, 2025 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES:

Shareholder Information

As of March 16, 2026, we had 15.9 million Common Shares outstanding, held by a total of 4,829 stockholders. The number of stockholders is based on the records of DST Systems Inc., which serves as our registrar and transfer agent.

Market Information

Our Common Shares are not currently listed on any national securities exchange. We may seek to list our Common Shares for trading on a national securities exchange only if a majority of our independent directors believe listing then would be in the best interest of our stockholders. However, we do not intend to list our Common Shares at this time. We do not anticipate that there would be any active market for our Common Shares until they are listed for trading.

Estimated Net Asset Value (“NAV”) and NAV per Common Share (“NAV per Share”)

On March 25, 2026, our Board of Directors determined and approved our estimated NAV of $170.1 million and resulting NAV per Share of $10.67, both as of December 31, 2025. Our estimated NAV and resulting NAV per Share are based upon the estimated fair values of our assets and liabilities as of December 31, 2025 and are effective as of March 25, 2026. In the calculation of our NAV, no allocation of value was made to the Associate General Partner’s Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2025. In connection with our Offerings, the Associate General Partner contributed (i) cash of $12.9 million and (ii) aggregate equity interests of 48.6% in the Brownmill Joint Venture which were aggregately valued at $4.8 million, to our Operating Partnership in exchange for 177 Subordinated Profits Interests, at a cost of $100,000 per unit, with an aggregate value of $17.7 million.

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

Our estimated NAV and resulting NAV per Share as of December 31, 2025 were calculated with both the assistance of our Advisor and Capright Property Advisors, LLC (“Capright”), an independent third-party valuation firm engaged to assist with the valuation of our assets and liabilities. Our Advisor recommended and our Board of Directors established the estimated NAV per Share based upon the analyses and reports provided by our Advisor and Capright. The process of estimating the value of our assets and liabilities is performed in accordance with our Estimated Valuation Policy and the provisions of the Investment Program Association’s (the “IPA”) Practice Guideline 2013-01, “Valuation of Publicly Registered Non-Listed REITs.” We believe our valuations were developed in a manner reasonably designed to ensure their reliability.

In arriving at an estimated NAV and resulting NAV per Share, our Board of Directors reviewed and considered the valuation analyses prepared by our Advisor and Capright. Our Advisor presented a report to the Board of Directors with an estimated NAV and resulting NAV per Share. Capright provided our Board of Directors an opinion that the resulting “as-is” market value for the Company’s investment properties, as calculated by our Advisor, and its remaining assets and liabilities, as valued by our Advisor, along with the corresponding NAV valuation methodologies and assumptions used by our Advisor to arrive at a recommended NAV per Share of $10.67 as of December 31, 2025 were appropriate and reasonable. Our Board of Directors reviewed the methodologies and assumptions used to reach Capright’s and our Advisor’s respective conclusions. Our Board of Directors, which is responsible for determining our estimated per share value, considered all information provided in light of their own familiarity with our assets and liabilities and unanimously approved a NAV per Share of $10.67 as of December 31, 2025.

The engagement of Capright with respect to our estimated NAV and resulting NAV per Share as of December 31, 2025 was approved by our Board of Directors, including all of our independent directors. Capright has extensive experience in conducting asset valuations, including valuations of commercial real estate, debt, properties and real estate-related investments.

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

As of December 31, 2025, we have ownership interests in 13 investment properties, consisting of (i) 10 consolidated properties (the “Consolidated Properties”) and (ii) three unconsolidated equity method properties held in joint ventures (the “Equity Method Properties” and collectively, the ‘‘Investment Properties”). With respect to the Consolidated Properties as of December 31, 2025, we majority owned and consolidated the operating results and financial condition of 10 hospitality properties, or limited-services hotels, containing a total of 1,352 rooms, referred to as the Hotel Portfolio. With respect to our Equity Method Properties as of December 31, 2025, we held a (i) 48.6% joint venture ownership interest in the Brownmill Joint Venture, which owns two retail properties known as Browntown Shopping Center located in Old Bridge, New Jersey and Milburn Mall located in Vauxhaull, New Jersey, which collectively are referred to as the Brownmill Properties and (ii) 50% joint venture ownership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity, which owns the Hilton Garden Inn – Long Island City, an 183-room, limited-service hotel located in Long Island City. We do not consolidate our joint venture ownership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture but rather account for them under the equity method of accounting. Additionally, as of December 31, 2025, six of the hotels within the Hotel Portfolio have ownership interests held by other minority owners, which are accounted for as noncontrolling interests in our consolidated financial statements.

In forming their conclusion as to the “as-is” value of the Investment Properties as of December 31, 2025, Capright’s opinion was subject to various limitations. In connection with their engagement, Capright completed appraisals of all of the investment properties in which we had ownership interests as of December 31, 2025. With respect to the appraisals performed by Capright, the scope of their work included:

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

The values of our Investment Properties were generally estimated by Capright utilizing multiple valuation methods, as appropriate for each asset, including an income approach using discounted cash flow analysis (“DCF Analysis”) and a sales comparable analysis. The key assumptions used in the income approach are specific to each property type, market location, and quality of each property and were based on similar investors’ return expectations and market assessments. The key assumptions are reflected in the table included under “Allocation of Estimated NAV per Share” below. In calculating values for our assets, both balance sheet and estimates of future cash flows as of December 31, 2025 were used.

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

The following are the key assumptions used in the DCF Analysis utilized by Capright under the income approach to estimate the fair value of the indicated properties as of December 31, 2025.

	Consolidated Properties	Equity Method Properties
	Hotel Portfolio (10 properties)	Hilton Garden Inn - Long Island City	Brownmill Properties (2 properties)
	(weighted average)		(weighted average)
Exit capitalization rate	8.08%	7.75%	7.20%
Discount rate	10.08%	9.75%	8.16%
Annual market rent growth	3.41%	3.70%	1.69%
Average holding period (in years)	10.0	10.0	10.0

As of December 31, 2025, the aggregate estimated fair value of our ownership interests in the Consolidated Properties was $206.4 million and the aggregate carrying value of our Consolidated Properties was $132.9 million.

As of December 31, 2025, the estimated fair value of our 48.6% membership interest in the Brownmill Joint Venture of $5.6 million was calculated based on the gross appraised value of the Brownmill Properties of $32.7 million less the fair value of the outstanding indebtedness of $21.5 million plus all other non-real estate assets and liabilities, net of $0.4 million.

As of December 31, 2025, the estimated fair value of our 50.0% membership interest in the Hilton Garden Inn Joint Venture of $26.5 million was calculated based on the gross appraised value of the Hilton Garden Inn – Long Island City of $83.2 million less the fair value of the outstanding indebtedness of $32.4 million plus all other non-real estate assets and liabilities, net of $2.2 million.

While we believe that Capright’s assumptions utilized for estimating the fair values for the Investment Properties are reasonable, any changes in these assumptions would affect the calculations of the estimated fair values of the Investment Properties. The table below presents the estimated increase or decrease to our estimated NAV per Share as of December 31, 2025 resulting from a 25 basis point increase and decrease in the discount rates and capitalization rates for the Investment Properties. The table is presented to provide a hypothetical illustration of possible results if only one change in assumptions was made, with all other factors remaining constant. Further, each of these assumptions could change by more or less than 25 basis points or not at all.

	Change in NAV per Share
	Increase of	Decrease of
	25 basis points	25 basis points
Capitalization rate	$(0.24)	$0.25
Discount rate	$(0.27)	$0.27

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

Accordingly, pursuant to the terms of our operating agreement, no allocations are made to the holder of the Subordinated Profits Interests unless the NAV per Share exceeds $10.00 per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of the indicated valuation date. In connection with our Offerings, Lightstone SLP II LLC acquired an aggregate of $17.7 million of Subordinated Profits Interests. In the calculation of our NAV, no allocation of value was made to the holder of the Subordinated Profits Interests because the NAV per Share did not exceed an aggregate $10.00 price per share plus a cumulative, pre-tax non-compounded annual return of 7.0% as of December 31, 2025.

Our estimated NAV per Share was calculated by aggregating the estimated fair values of our assets, subtracting the estimated fair values of our liabilities, and dividing the resulting estimated net asset value by our shares of common stock outstanding, all as of December 31, 2025.

Allocation of Estimated NAV per Share

The table below sets forth the key components of the calculation of our NAV and resulting NAV per Share as of December 31, 2025 as well as the comparable calculation as of December 31, 2024. The estimated NAV per Share of $10.67 as of December 31, 2025, represents a decrease of $0.22 per share, or 2.0%, from the estimated NAV per Share of $10.89 as of December 31, 2024. Certain amounts are presented net of noncontrolling interests, as applicable.

	As of December 31, 2025		As of December 31, 2024
	Value	Per Share	Value	Per Share
Net Assets:
Investment properties, net	$238,547	$14.96	$240,966	$14.96
Non-Real Estate Assets:
Cash and cash equivalents	24,952		27,139
Marketable securities	10,147		10,209
Restricted cash	1,190		4,938
Other assets	1,776		2,321
Total non-real estate assets	38,065	2.39	44,607	2.77
Total Assets	276,612	17.35	285,573	17.73
Liabilities:
Mortgage payable	(97,546)		(101,183)
Other liabilities	(7,870)		(7,844)
Total Liabilities	(105,416)	(6.61)	(109,027)	(6.77)
Other Non-Controlling Interests	(1,130)	(0.07)	(1,171)	(0.07)
Net Asset Value before Allocations to Subordinated Profits Interests	170,066	$10.67	175,375	$10.89
Allocations to Subordinated Profits Interests	-	-	-	-
Net Asset Value	$170,066	$10.67	$175,375	$10.89

Shares of Common Stock Outstanding	15,940		16,109

Historical Estimated NAV per Share

More information regarding our historical reported estimated NAV per Share as of December 31, 2024 may be found in our Annual Report on Form 10-K for the Year Ended December 31, 2024, filed on March 26, 2025.

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

SRP

Our shareholder redemption program (the “SRP”), as amended from time to time by our Board of Directors, currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds its annual limitations (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

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

For the year ended December 31, 2025, we repurchased 168,242 Common Shares at a weighted average price per share of $10.51. For the year ended December 31, 2024, we repurchased 108,287 Common Shares at a weighted average price per share of $9.84.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions. Subsequently, on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2025 and 2024, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the calendar quarter.

Total distributions declared during the years ended December 31, 2025 and 2024 were $4.8 million and $4.9 million, respectively.

On March 25, 2026, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. Since our inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interest for any quarterly periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

ITEM 6. Reserved

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” before Item 1 of this Annual Report for a description of these risks and uncertainties. Dollar amounts are presented in thousands, except per share/unit data, RevPAR, ADR and where indicated in millions. References to quarters are based on calendar quarters.

Overview

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Annual Report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

Through the Operating Partnership, we own and operate commercial properties and make real estate-related investments. Since our inception, we have primarily acquired and operated commercial hospitality properties, principally consisting of limited-service hotels all located in the U.S. However, our commercial holdings may also consist of full-service hotels, and to a lesser extent, retail (primarily multi-tenanted shopping centers), industrial and office properties. Our real estate investments are held by us alone or jointly with other parties. In addition, we may invest up to 20% of our net assets in collateralized debt obligations, CMBS and mortgage and mezzanine loans secured, directly or indirectly, by the same types of properties which we may acquire directly. Although most of our investments are these types, we may invest in whatever types of real estate or real estate-related investments that we believe are in our best interests. We evaluate all of our real estate investments as one operating segment. We currently intend to hold our investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that the objectives will not be met.

As of December 31, 2025, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in the Brownmill Joint Venture, an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in the Hilton Garden Inn Joint Venture, an affiliated real estate entity that owns and operates one limited-service hotel.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhall, New Jersey. The Browntown Joint Venture is between us and LGH, a wholly-owned subsidiary of the Sponsor, and a related party. We and LGH have 48.6% and 51.4% membership interests in the Brownmill Joint Venture, respectively. The Hilton Garden Inn Joint Venture owns the Hilton Garden Inn – Long Island City, a 183-room, limited-service hotel located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone REIT III, a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT III each have a 50% membership interest in the Hilton Garden Inn Joint Venture.

As of December 31, 2025, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2025, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

To maintain our qualification as a REIT we engage in certain activities through a TRS, including when we acquire a hotel, we usually establish a TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income and franchise taxes from these activities.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. Since our inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interest for any quarterly periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Investment Policies

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

Concentration of Credit Risk

As of December 31, 2025 and 2024, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

Current Environment

Our operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, our business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect our future results of operations and financial condition.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Annual Report. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Use of Estimates in the Preparation of Financial Statements

The consolidated financial statements have been prepared in accordance with GAAP. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of real estate and investments in other real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. We believe these accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management’s most difficult, subjective or complex judgments.

Investments in Real Estate

We generally record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of ordinary repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the applicable real estate asset. We generally use estimated useful lives of up to 39 years for buildings and improvements, 5 to 10 years for furniture and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our earnings because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We record assets and groups of assets and liabilities which comprise disposal groups as held for sale when all of the following criteria are met: a decision has been made to sell, the assets are available for sale immediately, the assets are being actively marketed at a reasonable price in relation to the current fair value, a sale has been or is expected to be concluded within twelve months of the consolidated balance sheet date, and significant changes to the plan to sell are not expected. The assets and disposal groups held for sale are valued at the lower of book value or fair value less disposal costs. For sales of real estate or assets classified as held for sale, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

We evaluate the recoverability of our investments in real estate assets at the lowest identifiable level, which is primarily at the individual property level. An impairment loss is recognized only if the carrying amount of a long-lived asset is not expected to be fully recoverable and it exceeds its fair value.

We evaluate the long-lived assets for potential impairment whenever events or changes in circumstances indicate that the total undiscounted projected cash flows are less than the carrying amount for a particular property. No single indicator would necessarily result in us preparing an estimate to determine if a long-lived asset’s future undiscounted cash flows are less than its book value. We use judgment to determine if the severity of any single indicator, or the fact there are a number of indicators of less severity that when combined, would result in an indication that a long-lived asset requires an estimate of the undiscounted cash flows to determine if an impairment has occurred. Relevant facts and circumstances include, among others, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends. The estimated cash flows used for the impairment analysis are subjective and require us to use our judgment and the determination of estimated fair value is based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as future operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, may be substantial.

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

Tax Status and Income Taxes

We elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. If we remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on our net taxable income that we distribute currently to our stockholders. To maintain our REIT qualification under the Internal Revenue Code of 1986, as amended, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP, determined without regard to the deduction for dividends paid and excluding any net capital gain. If we fail to remain qualified for taxation as a REIT in any subsequent year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify as a REIT. Such an event could materially adversely affect our earnings and net cash available for distribution to our stockholders, if any. Additionally, even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may still be subject to some U.S. federal, state and local taxes on our taxable income and property and to U.S. federal income taxes and excise taxes on our undistributed taxable income, if any.

To maintain our qualification as a REIT, we engage in certain activities through a TRS, including when we acquire or develop and construct a hotel, we usually establish a new TRS and enter into an operating lease agreement for the hotel. As such, we are subject to U.S. federal and state income taxes and franchise taxes from these activities.

Our income tax benefits and expenses are included in other income, net on its consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recorded net income tax expense of $0.4 million and $0.1 million, respectively.

As of December 31, 2025 and 2024, we had no material uncertain income tax positions.

Mortgage Payable

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limited-service hotels as collateral. We used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”) and minimum debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account, which could be used for any future principal paydowns necessary in order to achieve financial debt covenant compliance.

As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $101.8 million. Although we did not meet the prescribed minimum DSCR as of March 31, 2025, the lender provided a waiver for this financial debt covenant. Subsequently during the second quarter of 2025, the lender and us agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown of $4.0 million on the Revolving Credit Facility reducing its outstanding balance to $97.8 million, which was unchanged as of December 31, 2025.

As of December 31, 2025, all 10 of our majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, aggregate escrows in the amount of $1.2 million and $4.9 million (including the $4.0 million previously held in the cash collateral reserve account) were held in restricted cash accounts as of December 31, 2025 and 2024, respectively. Such escrows have been or may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

As of December 31, 2025, we did not meet both the prescribed minimum DSCR and DYR. However, the lender has provided a waiver for both of these financial debt covenants.

We currently expect to extend the maturity or the Revolving Credit Facility from September 15, 2026 to September 15, 2027 pursuant to its first one-year extension option, or refinance the loan prior to its maturity. However, there can be no assurance that we will be successful in such endeavors.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of December 31, 2025.

Contractual Mortgage Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$97,818	$-	$-	$-	$-	$-	$97,818
Interest payments(1)	5,683	-	-	-	-	-	5,683
Total Contractual Mortgage Obligations	$103,501	$-	$-	$-	$-	$-	$103,501

(1)	These amounts represent future interest payments related to mortgage payable obligations based on the interest rates specified in the associated debt agreement. All variable rate debt agreements are based on the one-month SOFR rate. For purposes of calculating future interest amounts on variable interest rate debt the one-month SOFR rate as of December 31, 2025 was used.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of December 31, 2025 and 2024. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (4.64% as of December 31, 2025).

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2025, we made capital contributions to the Brownmill Joint Venture of $0.1 million. During the years ended December 31, 2025 and 2024, we received distributions from the Brownmill Joint Venture aggregating $5.1 million and $0.8 million, respectively.

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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2025 and 2024, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

Results of Operations

Comparison of the year ended December 31, 2025 vs. December 31, 2024

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the years ended December 31, 2025 and 2024 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the year ended December 31, 2025 compared to same period in 2024, our consolidated limited-service hotel portfolio experienced an increase in ADR to $142.78 from $141.08 and a decrease in RevPAR to $89.96 from $92.82 while the percentage of rooms occupied declined to 63% from 66%.

Revenues

Revenues decreased by $1.1 million to $47.7 million during the year ended December 31, 2025 compared to $48.8 million for the same period in 2024. The decrease in revenues during the 2025 period reflects the lower percentage of rooms occupied partially offset by the slightly higher ADR during the 2025 period.

Property operating expenses

Property operating expenses increased by $0.6 million to $34.8 million during the year ended December 31, 2025 compared to $34.2 million for the same period in 2024. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2025 period.

Real estate taxes

Real estate taxes increased slightly by $0.1 million to $2.5 million during the year ended December 31, 2025 compared to $2.4 million for the same period in 2024.

General and administrative costs

General and administrative costs increased by $0.2 million to $4.3 million during the year ended December 31, 2025 compared to $4.1 million for the same period in 2024.

Depreciation and amortization

Depreciation and amortization decreased by $0.5 million to $5.3 million during the year ended December 31, 2025 compared to $5.8 million for the same period in 2024.

Casualty loss, net

During 2025, two of our limited-service hotels suffered damage caused by separate small fires and flooding resulting from the activation of their emergency sprinklers. In connection with these fire incidents, we wrote off the aggregate carrying value of physically damaged assets of $0.9 million and incurred aggregate remediation costs of $0.5 million. We also received aggregate advances from our insurance carriers of $1.1 million under our insurance claims. As a result of these activities, we recognized an aggregate casualty loss, net of $0.3 million during the year ended December 31, 2025. See Note 7 to the Notes to Consolidated Financial Statements.

Interest expense

Interest expense decreased by $1.2 million to $8.1 million during the year ended December 31, 2025 compared to $9.3 million for the same period in 2024. Interest expense is attributable to the mortgage financing associated with our limited-service hotels and reflects lower market interest rates on our variable rate indebtedness during the 2025 period as well as changes in the weighted average principal outstanding during the respective periods.

Other income, net

Our other income, net decreased by $1.1 million to $1.0 million during the year ended December 31, 2025 compared to $2.1 million for the same period in 2024. The decrease in other income, net during the 2025 period primarily reflects lower interest income of $0.7 million and higher income taxes of $0.3 million.

Income from investments in unconsolidated affiliated entities

Our income from investments in unconsolidated affiliated entities was $0.5 million during the year ended December 31, 2025 compared to $0.2 million for the same period in 2024. Our income from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $25.0 million of cash on hand, $1.2 million of restricted cash and $10.1 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and distributions received from our investments in unconsolidated affiliated entities, if any, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding any balloon payments due before or at maturity and including our expectation of refinancing our Revolving Credit Facility as discussed above), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our investments in unconsolidated affiliated entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of December 31, 2025, we had mortgage indebtedness totaling $97.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosure to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of December 31, 2025, our total borrowings aggregated $97.8 million which represented 70% of our net assets.

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

In addition to meeting working capital needs and distributions, if any, made to maintain our status as a REIT, our capital resources are used to make various payments to our Advisor and certain affiliates of our Sponsor, such as payments of fees related to asset acquisitions, asset management, and property management (excluding our hospitality properties, each of which is managed by an unrelated third party property manager) as well as the reimbursement of acquisition-related expenses and actual expenses incurred for administrative and other services provided to us. Additionally, in the event of a liquidation of our assets, we may pay our Advisor or certain affiliates of our Sponsor, disposition fees. Furthermore, the Operating Partnership may be required to make distributions to the Associate General Partner provided stockholders receive a distribution equal to their initial investment plus a stated preferred return.

The advisory agreement has a one-year term and is renewable for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and our independent directors.

The following table represents the fees incurred associated with the services provided by our Advisor :

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$2,242	$2,255

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below:

	For the Years Ended December 31,
	2025	2024
Net cash (used in)/provided by operating activities	$(713)	$1,240
Net cash provided by investing activities	5,393	859
Net cash used in financing activities	(10,615)	(10,763)
Change in cash, cash equivalents and restricted cash	(5,935)	(8,664)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of year	$26,142	$32,077

Operating activities

The cash used in operating activities of $0.7 million for the year ended December 31, 2025 consisted of our net loss of $6.1 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $5.1 million plus the net changes in our operating assets and liabilities of $0.3 million.

Investing activities

The cash provided by investing activities of $5.4 million for the year ended December 31, 2025 consists primarily of the following:

●	capital expenditures of $1.1 million;

●	net proceeds from the sale of marketable securities of $0.1 million;

●	proceeds from insurance claim of $1.1 million;

●	distributions of $5.1 million received from the Brownmill Joint Venture and $0.5 million received from the Hilton Garden Inn Joint Venture; and

●	contributions of $0.2 million to the Hilton Garden Inn Joint Venture and $0.1 million to the Brownmill Joint Venture.

Financing activities

The cash used in financing activities of $10.6 million for the year ended December 31, 2025 consists primarily of the following:

●	a principal payment on our mortgage payable of $4.0 million;

●	distributions paid to common stockholders of $4.8 million; and

●	redemption and cancellation of Common Shares of $1.8 million.

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

SRP

Our SRP, as amended from time to time by our Board of Directors, currently provides for redemption requests to be submitted in connection with either a stockholder’s death or hardship and the price for all such purchases has been set at our estimated NAV per Share as of the date of actual redemption. Our estimated NAV per Share is determined by our Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, our Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions or hardship redemptions. Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption request exceeds its annual limitations (subject to a quarterly factor) as established by our Board of Directors. Furthermore, our Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

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

For the year ended December 31, 2025, we repurchased 168,242 Common Shares at a weighted average price per share of $10.51. For the year ended December 31, 2024, we repurchased 108,287 Common Shares at a weighted average price per share of $9.84.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible we may be unable to make any such required distributions if they are in an amount in excess of our available cash.

Our distributions, if any, are authorized at the discretion of our Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although our Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

Common Shares

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions. Subsequently, on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2025 and 2024, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the quarter.

Total distributions declared during the years ended December 31, 2025 and 2024 were $4.8 million and $4.9 million, respectively.

On March 25, 2026, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. Since our inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interests for any periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

FFO and MFFO

We believe that the historical cost accounting convention used for real estate assets in accordance with GAAP implicitly assumes that the value of a real estate asset diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe the presentation of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be insufficient by themselves.

The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized non-GAAP measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. However, FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO in accordance with the current NAREIT definition. FFO represents net income or loss computed in accordance with GAAP, excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, income taxes attributable to gains from the sale of certain real estate assets, gains and losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Our computation of FFO may not be comparable to other REITs that do not compute FFO in accordance with the current NAREIT definition. We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, the Investment Program Association (the “IPA”), another industry trade group, published a standardized non-GAAP measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs.

MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as another supplemental measure of operating performance because we believe that it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, MFFO is also not equivalent to our net income or loss as determined under GAAP.

We compute MFFO in accordance with the definition included in Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010 as interpreted by management. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction-related fees and expenses and other items.

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

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss or income or loss from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions, if any, to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.

Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate our FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the current definitions of FFO and MFFO or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry, and we may have to adjust our calculations and characterizations of FFO or MFFO accordingly.

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Years Ended December 31,
	2025	2024
Net loss	$(6,062)	$(4,760)
FFO adjustments:
Depreciation and amortization of real estate assets	5,259	5,846
Gain on sale of investment property	-	(14)
Casualty loss, net	305	-
Adjustments to equity in earnings from unconsolidated entities, net	1,395	1,645
FFO	897	2,717
MFFO adjustments:

Adjustments to equity in earnings from unconsolidated entities, net	75	92
Mark-to-market adjustments(2)	(165)	(160)
Non-recurring loss/(gain) from extinguishment/sale of debt, derivatives or securities holdings(1)	90	(26)

MFFO - IPA recommended format	$897	$2,623

Net loss	$(6,062)	$(4,760)
Less: (income)/loss attributable to noncontrolling interests	13	(42)
Net loss applicable to Company’s common shares	$(6,049)	$(4,802)
Net loss per common share, basic and diluted	$(0.38)	$(0.29)

FFO	$897	$2,717
Less: FFO attributable to noncontrolling interests	(140)	(188)
FFO attributable to Company’s common shares	$757	$2,529
FFO per common share, basic and diluted	$0.05	$0.15

MFFO - IPA recommended format	$897	$2,623
Less: MFFO attributable to noncontrolling interests	(140)	(188)
MFFO attributable to Company’s common shares	$757	$2,435

Weighted average number of common shares outstanding, basic and diluted	16,002	16,364

Notes:

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.

(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of ongoing operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO:

For the period April, 28, 2008
(date of inception) through
December 31, 2025
FFO	$83,208
Distributions declared	$99,826

FFO attributable to our Common Shares for the year ended December 31, 2025 was $0.8 million and net cash flow used in operations was $0.7 million. FFO attributable to our Common Shares for the year ended December 31, 2024 was $2.5 million and net cash flow provided by operations was $1.2 million.

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lightstone Value Plus REIT II, Inc. and Subsidiaries

(a Maryland corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lightstone Value Plus REIT II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightstone Value Plus REIT II, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Property and Investments in Unconsolidated Affiliated Entities – Impairment Evaluation

As of December 31, 2025, the Company had investment property, net of accumulated depreciation, of approximately $132.9 million; investments in unconsolidated affiliated entities of approximately $7.5 million; and accumulated losses in excess of investments in unconsolidated affiliated entities of $1.2 million included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet.

As disclosed in Note 2 to the financial statements, the Company evaluates the recoverability of investment property at the lowest identifiable level, the individual property level, whenever events or changes in circumstances indicate that the carrying amount of the investment property may not be recoverable. The Company utilizes judgment to determine if the severity of any single indicator, or the fact that there are a number of indicators of less severity that when combined, would result in an indication that the individual property may not be recoverable. The Company considers relevant facts and circumstances which may include the significant underperformance of an investment property relative to historical or projected future operating results as well as significant negative industry, geographic or economic trends. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing estimated undiscounted future operating cash flows expected to be generated over the holding period of the investment property and from its eventual disposition to the carrying amount. These estimates include significant assumptions such as future net operating income, market and other applicable trends and residual value, as well as the effects of demand, competition, and recent sales data for comparable properties. An investment property is impaired only if it is not recoverable and management’s estimate of the fair value of the investment property is less than the carrying value.

Furthermore, the Company reviews its investments in unconsolidated affiliated entities for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying amount of such investment and that the decline is other than temporary. The investments in unconsolidated affiliated entities are impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. The ultimate realization of the Company’s investments in partially owned entities is dependent on a number of factors including the performance of each entity and market conditions. If the Company determines that a decline in the value of a partially owned entity is other than temporary, it will record an impairment charge.

We identified the impairment evaluation as a critical audit matter as there is especially challenging auditor judgment required with respect to the assessment by management in identifying indicators of impairment and in determining the estimated recoverability of investment property and the investments in unconsolidated affiliated entities. Significant estimates and assumptions include future net operating income, holding period, capitalization rates, residual values, entity performance and market conditions.

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

EISNERAMPER LLP

New York, New York

March 30, 2026

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	December 31, 2025	December 31, 2024
Assets
Investment property:
Land and improvements	$26,207	$26,176
Building and improvements	145,698	146,459
Furniture and fixtures	29,362	29,278
Construction in progress	111	228
Gross investment property	201,378	202,141
Less accumulated depreciation	(68,496)	(64,318)
Net investment property	132,882	137,823

Investments in unconsolidated affiliated entities	7,519	11,146
Cash and cash equivalents	24,952	27,139
Marketable securities, available for sale	10,147	10,209
Restricted cash	1,190	4,938
Accounts receivable and other assets	1,960	2,645

Total Assets	$178,650	$193,900

Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$7,557	$6,490
Mortgage payable, net	97,546	101,183
Distributions payable	1,195	1,209
Due to related parties	360	362

Total liabilities	106,658	109,244

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 15.9 million and 16.1 million shares issued and outstanding, respectively	158	160
Additional paid-in-capital	135,639	137,405
Accumulated deficit	(74,801)	(63,955)

Total stockholders’ equity	60,996	73,610
Noncontrolling interests	10,996	11,046

Total Equity	71,992	84,656

Total Liabilities and Equity	$178,650	$193,900

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Revenues	$47,675	$48,828

Expenses:
Property operating expenses	34,768	34,183
Real estate taxes	2,456	2,396
General and administrative costs	4,334	4,097
Depreciation and amortization	5,259	5,846
Casualty loss, net	305	-

Total expenses	47,122	46,522

Interest expense	(8,113)	(9,297)
Other income, net	1,026	2,057
Income from investments in unconsolidated affiliated entities	472	174

Net loss	(6,062)	(4,760)

Less: net loss/(income) attributable to noncontrolling interests	13	(42)

Net loss applicable to Company’s common shares	$(6,049)	$(4,802)

Net loss per Company’s common share, basic and diluted	$(0.38)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	16,002	16,364

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
BALANCE, December 31, 2023	17,002	$169	$143,219	$(54,284)	$11,009	$100,113

Net loss	-	-	-	(4,802)	42	(4,760)
Contributions of noncontrolling interests	-	-	-	-	9	9
Distributions paid to noncontrolling interests	-	-	-	-	(14)	(14)
Distributions declared (a)	-	-	-	(4,869)	-	(4,869)
Redemption, cancellation and tender of shares	(893)	(9)	(5,814)	-	-	(5,823)

BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

(a) Distributions per share were $0.30.

Net loss	-	-	-	(6,049)	(13)	(6,062)
Contributions of noncontrolling interests	-	-	-	-	7	7
Distributions paid to noncontrolling interests	-	-	-	-	(44)	(44)
Distributions declared (a)	-	-	-	(4,797)	-	(4,797)
Redemption, cancellation and tender of shares	(168)	(2)	(1,766)	-	-	(1,768)

BALANCE, December 31, 2025	15,941	$158	$135,639	$(74,801)	$10,996	$71,992

(a) Distributions per share were $0.30.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,062)	$(4,760)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	5,259	5,846
Amortization of deferred financing costs	363	363
Casualty gain, net	(128)	-
Unrealized gain on marketable equity securities	(165)	(160)
Income from investments in unconsolidated affiliated entities	(472)	(174)
Other non-cash adjustments	175	70
Changes in assets and liabilities:
Decrease in accounts receivable and other assets	581	420
Decrease in accounts payable and other accrued expenses	(262)	(367)
(Decrease)/increase in due to related party	(2)	2

Net cash (used in)/provided by operating activities	(713)	1,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(1,086)	(849)
Purchases of marketable securities	(4,362)	(4,735)
Proceeds from sale of marketable securities	4,500	4,000
Proceeds from insurance claim	1,053	-
Contributions to unconsolidated affiliated entities	(309)	(74)
Distributions from unconsolidated affiliated entities	5,597	2,517

Net cash provided by investing activities	5,393	859
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage payable	(4,000)	-
Redemption, cancellation and tender of common shares	(1,768)	(5,823)
Distributions to common stockholders	(4,810)	(4,935)
Contributions from noncontrolling interests	7	9
Distributions to noncontrolling interests	(44)	(14)

Net cash used in financing activities	(10,615)	(10,763)

Change in cash, cash equivalents and restricted cash	(5,935)	(8,664)
Cash, cash equivalents and restricted cash, beginning of year	32,077	40,741
Cash, cash equivalents and restricted cash, end of year	$26,142	$32,077

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of December 31, 2025, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of December 31, 2025, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel.

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

As of December 31, 2025, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of December 31, 2025, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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

The Company has no employees. The Company is dependent on the Advisor and certain affiliates of the Sponsor for performing a full range of services that are essential to it, including asset management, property management (excluding our hospitality properties, which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities, such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of the Sponsor are unable to provide these services to the Company, it would be required to provide the services itself or obtain the services from another party or other parties.

The Company’s Common Shares are not currently listed on any national securities exchange. The Company may seek to list its Common Shares for trading on a national securities exchange only if a majority of its independent directors believe listing them would be in the best interest of its stockholders. However, the Company does not intend to list its Common Shares at this time. The Company does not anticipate that there would be any active market for its Common Shares until they are listed for trading.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. Since the Company’s inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interests for any quarterly periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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
For the Years Ended December 31, 2025 and 2024
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

See Notes 3 and 8 for additional information.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and the Operating Partnership and its subsidiaries (over which Lightstone REIT II exercises financial and operating control). As of December 31, 2025, Lightstone REIT II had a 99% general partnership interest in the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment property and investments in other unconsolidated real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Investments in other unconsolidated real estate entities where the Company has the ability to exercise significant influence, but does not exercise financial and operating control and is not considered to be the primary beneficiary are accounted for using the equity method.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when made to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believes that it is not exposed to any significant credit risk for its cash and cash equivalents or restricted cash.

If required by the Company’s lenders, restricted cash is held in escrow accounts for anticipated capital expenditures, real estate taxes, debt service payments and other reserves for certain of our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following is a summary of the Company’s cash, cash equivalents and restricted cash total as presented in its consolidated statements of cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024
Cash and cash equivalents	$24,952	$27,139
Restricted cash	1,190	4,938
Total cash, cash equivalents and restricted cash	$26,142	$32,077

Supplemental disclosure of cash flow information:

Cash paid for interest	$7,832	$9,006
Cash paid for taxes	$454	$195
Distributions declared but not paid	$1,195	$1,209

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

Revenue from food, beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from the use of a hotel room and revenue is recognized when these goods or services are provided to the customer and the Company’s contract performance obligations have been fulfilled.

Some contracts for rooms, food, beverage or other services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied. The contract liabilities are not significant.

The Company notes no significant judgments regarding the recognition of room, food and beverage or other revenues.

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Years Ended December 31,
	2025	2024
Revenues
Room	$44,375	$45,929
Food, beverage and other	3,300	2,899

Total revenues	$47,675	$48,828

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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
For the Years Ended December 31, 2025 and 2024
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

Tax Status and Income Tax Provision/Benefit

The Company elected to be taxed and qualify as a REIT commencing with the taxable year ended December 31, 2009. As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its stockholders. To maintain its REIT qualification under the Internal Revenue Code of 1986, as amended, the Company must meet a number of organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. If the Company fails to remain qualified for taxation as a REIT in any subsequent year and does not qualify for certain statutory relief provisions, its income for that year will be taxed at regular corporate rates, and it may be precluded from qualifying for treatment as a REIT for the four-year period following its failure to qualify as a REIT. Such an event could materially adversely affect the Company’s earnings and net cash available for distribution to stockholders if any. Additionally, even if the Company continues to qualify as a REIT for U.S. federal income tax purposes, it may still be subject to some U.S. federal, state and local taxes on its taxable income and property and to U.S. federal income taxes and excise taxes on its undistributed taxable income, if any.

To maintain its qualification as a REIT, the Company engages in certain activities through a taxable REIT subsidiary (“TRS”), including when it acquires a hotel, it usually establishes a new TRS and enters into an operating lease agreement for the hotel. As such, the Company is subject to U.S. federal and state income taxes and franchise taxes from these activities.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

As of December 31, 2025 and 2024 there were no deferred tax assets and liabilities included within the consolidated balance sheets.

The Company had no accruals for uncertain income tax positions as of December 31, 2025 and December 31, 2024.

For the years ended December 31, 2025 and 2024, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other income, net” on the consolidated statements of operations.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable, accrued expenses and other liabilities, distributions payable and due to related parties approximated their fair values as of December 31, 2025 and 2024 because of the short maturity of these instruments.

As of December 31, 2025 and 2024, the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Basic and Diluted Net Earnings per Common Share

Net earnings per Common Share on a basic and fully diluted basis is earnings divided by the weighted average number of Common Shares outstanding. The Company does not have any potentially dilutive securities.

Current Environment

The Company’s operating results and financial condition are substantially impacted by the overall health of local, U.S. national and global economies and may be influenced by market and other challenges. Additionally, its business and financial performance may be adversely affected by current and future economic and other conditions; including, but not limited to, new and existing competition, inflation, the impact of tariffs and global trade disruptions, recessionary pressures, supply chain disruptions, wars and acts of war, geopolitical tensions, political upheaval or uncertainty, potential violence, civil unrest, criminal activity or terrorism, the availability and cost of comprehensive insurance coverage, the effects of climate change, environmental liabilities, natural and other disasters, security breaches and cybercrime, any disruptions in the financial markets that may adversely affect the availability or terms of financings, unfavorable changes in laws, ordinances and regulations, technological advances and challenges, such as the use and impact of artificial intelligence and machine learning, and loss of key relationships.

The Company’s overall performance depends in part on worldwide economic and geopolitical conditions and their impacts on consumer behavior. Worsening economic conditions, increases in costs due to inflation or tariffs, higher interest rates, labor and supply chain challenges, and other changes in economic conditions, could adversely affect the Company’s future results of operations and financial condition.

Segment Disclosure

The Company’s operations are reported within one reportable segment and constitutes all of the consolidated entities which are reported in the consolidated financial statements. Through the Company’s Operating Partnership, it owns and operates commercial properties and makes other real estate-related investments, in the U.S.

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
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, “Income Taxes (Topic 740) -Improvements to Income Tax Disclosures.” The amendments, in ASU 2023-09 provide for further enhancements to income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis and it did not have a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

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

During the third quarter of 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture became negative as a result of the Company’s historical cumulative distributions received exceeding its cumulative equity earnings and cumulative capital contributions. Because the Company has historically funded and currently intends to continue to fund its pro rata share of any capital needs of the Brownmill Joint Venture, it will continue to record its pro rata share of the Brownmill Joint Venture’s earnings, including any losses, as incurred. As of December 31, 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture was negative $1.2 million, which is included in accounts payable, other accrued expenses and other liabilities on the consolidated balance sheet.

During the year ended December 31, 2025, the Company made capital contributions to the Brownmill Joint Venture of $0.1 million. During the years ended December 31, 2025 and 2024, the Company received distributions from the Brownmill Joint Venture aggregating $5.1 million and $0.8 million, respectively.

Brownmill Joint Venture Financial Information (Unaudited)

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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the condensed statements of operations for the Brownmill Joint Venture:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenues	$4,133	$3,802

Property operating expenses	1,736	1,608
Depreciation and amortization	742	743

Operating income	1,655	1,451

Interest expense and other, net	(1,055)	(601)

Net income	$600	$850

Company’s share of earnings (48.6%)	$291	$412

Additional depreciation and amortization expense (1)	(82)	(82)

Company’s earnings from investment	$209	$330

(1)	Additional depreciation and amortization expense is attributable to the difference between the Company’s cost of its interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of	As of
	December 31, 2025	December 31, 2024
Investment properties, net	$11,524	$11,867
Cash and restricted cash	999	1,135
Other assets	726	961

Total assets	$13,249	$13,963

Mortgages payable	$21,518	$12,798
Other liabilities	763	590
Members’ capital	(9,032)	575

Total liabilities and members’ capital	$13,249	$13,963

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year nonrecourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in the Hilton Garden Inn Joint Venture was $7.5 million and $7.6 million, respectively, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

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
For the Years Ended December 31, 2025 and 2024
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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

During the years ended December 31, 2025 and 2024, the Company made capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, the Company received distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

Hilton Garden Inn Joint Venture Financial Information (Unaudited)

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenues	$13,502	$13,426

Property operating expenses	8,098	8,225
General and administrative costs	84	70
Depreciation and amortization	1,904	2,404

Operating income	3,416	2,727

Interest expense and other, net	(2,890)	(3,041)

Net income/(loss)	$526	$(314)

Company’s share of earnings (50.0%)	$263	$(157)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of	As of
	December 31, 2025	December 31, 2024
Investment property, net	$44,503	$45,833
Cash and restricted cash	2,433	1,702
Other assets	1,189	739

Total assets	$48,125	$48,274

Mortgage payable, net	$32,364	$32,308
Other liabilities	1,293	1,364
Members’ capital	14,468	14,602

Total liabilities and members’ capital	$48,125	$48,274

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

4.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,575	$39	$(9)	$3,605
Mutual Funds	6,542	-	-	6,542
Total	$10,117	39	(9)	$10,147

	As of December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$8,164	$55	$(190)	$8,029
Mutual Funds	2,180	-	-	2,180
Total	$10,344	55	(190)	$10,209

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

As of December 31, 2025 and 2024, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the year ended December 31, 2025.

Margin Loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  No amounts were outstanding under this margin loan as of December 31, 2025 and 2024. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (4.64% as of December 31, 2025).

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

5.	Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Year Ended December 31, 2025	Maturity Date	Amount Due at Maturity	As of December 31, 2025	As of December 31, 2024
Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.66%	September 2026	$97,818	$97,818	$101,818

Total mortgage payable		7.66%		$97,818	97,818	101,818

Less: Deferred financing costs					(272)	(635)

Total mortgage payable, net					$97,546	$101,183

SOFR as of December 31, 2025 and 2024 was 3.79% and 4.53%, respectively.

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for the Revolving Credit Facility of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Company used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio (“DYR”) which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account, which could be utilized for any future principal paydowns necessary in order to achieve financial debt covenant compliance.

Although the Company did not meet the prescribed minimum DSCR as of March 31, 2025, the lender provided a waiver for this financial debt covenant. Subsequently, during the second quarter of 2025 the lender and the Company agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown on the Revolving Credit Facility reducing its outstanding principal balance to $97.8 million.

As of December 31, 2025, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.2 million and $4.9 million (including $4.0 million previously held in the cash collateral reserve account) were held in restricted cash accounts as of December 31, 2025 and 2024, respectively. Such escrows have been or may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

As of December 31, 2025, the Company did not meet both the prescribed minimum DSCR and DYR. However, the lender has provided a waiver for both of these financial debt covenants.

The Company expects to extend the maturity of the Revolving Credit Facility from September 15, 2026 to September 15, 2027 pursuant to its first one-year extension option, or refinance the loan prior to its maturity. However, there can be no assurance that the Company will be successful in such endeavors.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

SRP

The Company’s share repurchase program (the “SRP”), as amended from time to time by the Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to the Company, subject to various restrictions.

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

Additionally, the Board of Directors has established that on an annual basis the Company will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds its annual limitations (subject to a quarterly factor) as established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

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

For the year ended December 31, 2025, the Company repurchased 168,242 Common Shares at a weighted average price per share of $10.51. For the year ended December 31, 2024, the Company repurchased 108,287 Common Shares at a weighted average price per share of $9.84.

Distributions on Common Shares

The Company made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2009. U.S. federal tax law requires a REIT to distribute at least 90% of its annual REIT taxable income (which does not equal net income, as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding any net capital gain in order to maintain its REIT status. However, in order to continue to qualify for REIT status, it is possible the Company may be unable to make any such required distributions if they are in an amount in excess of its available cash.

The Company’s distributions, if any, are authorized at the discretion of the Board of Directors based on their analysis of the Company’s performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, the Company’s sources and availability of capital, its operating and interest expenses, its ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain the Company’s federal tax status as a REIT, the Company cannot provide assurance that it will pay distributions at any particular level, or at all.

On March 19, 2020, the Board of Directors determined to suspend regular quarterly distributions. Subsequently, on March 22, 2023, our Board of Directors began declaring regular quarterly distributions on our Common Shares at the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% assuming a stockholder’s purchase price of $10.00 per share.

During the years ended December 31, 2025 and 2024, distributions on our Common Shares were declared on a quarterly basis at $0.075 per share for each calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter. All distributions were paid on or about the 15th day of the month following the end of the calendar quarter.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

Total distributions declared during the years ended December 31, 2025 and 2024 were $4.8 million and $4.9 million, respectively.

On March 25, 2026, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the end of the calendar quarter to stockholders of record at the close of business on the last day of the calendar quarter.

Noncontrolling Interests

See Notes 1 and 8 for additional information on Noncontrolling Interests and the distribution rights related to the Subordinated Profits Interests, respectively.

7.	Casualty Loss, Net

In January 2025, one of the Company’s limited-service hotels suffered damage to a number of its rooms caused by a small fire and flooding resulting from the activation of the emergency sprinklers. As a result, the Company wrote-off the carrying value of the physically damaged assets of $0.9 million and incurred remediation costs of $0.4 million during the first quarter of 2025. Because the Company maintains property, general liability and business interruption insurance coverage, it filed an insurance claim for the damages incurred, including the resulting loss of business. The Company subsequently received an initial advance of $0.3 million from its insurance carriers during the first quarter of 2025. As a result of these activities, the Company recognized a casualty loss, net of $0.9 million during the first quarter of 2025.

Subsequently, during the third quarter of 2025, the insurance carriers agreed to fund an additional advance of $0.8 million and therefore, the Company recorded an insurance claim receivable of $0.8 million. As a result, the Company recognized a casualty gain in the same amount during the third quarter of 2025. The additional advance of $0.8 million was subsequently received by the Company during the fourth quarter of 2025.

In November 2025, another one of the Company’s limited-service hotels suffered minor damage to its laundry room caused by a small fire and flooding resulting from the activation of the emergency sprinklers. As a result, the Company incurred remediation costs of $0.1 million and recognized a casualty loss in the same amount during the fourth quarter of 2025. Additionally, in connection with the fire and resulting remediation, certain of the hotel’s rooms were not operable for a period of time. Because the Company also maintains similar insurance coverage for this hotel, it has filed another insurance claim for the damages incurred, including the resulting loss of business.

As a result of the above noted fire incidents, the Company recognized an aggregate casualty loss, net of $0.3 million during the year ended December 31, 2025.

Furthermore, because the two insurance claims have not yet been finalized, the Company currently expects to receive future recoveries from its insurance carriers. However, there can be no assurance that the Company will receive any proceeds related to these open insurance claims.

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
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table summarizes all the compensation and fees the Company has paid or may pay to these related parties, including amounts to reimburse their costs in providing services. Additionally, the Sponsor and LGH have made contributions to the Operating Partnership in exchange for it issuing Subordinated Profits Interests in the Operating Partnership to the Associate General Partner that may entitle it to subordinated distributions as described in the table below.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that the Company makes to its stockholders, but only after its stockholders have received a stated preferred return. Since the Company’s inception, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. However, there have been no distributions declared or paid on the Subordinated Profits Interests for any periods subsequent to the fourth quarter of 2019. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

The following table represents the fees incurred associated with the payments to the Company’s Advisor:

	For the Years Ended December 31,
	2025	2024
Asset management fees (general and administrative costs)	$2,242	$2,255

9.	Commitments and Contingencies

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

Franchise Agreements

As of December 31, 2025, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2026 and 2037.

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

PART II. CONTINUED:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of December 31, 2025, we conducted an evaluation under the supervision and with the participation of the Advisor’s management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were adequate and effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, they used the control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Directors

The following table presents certain information as of March 16, 2026 concerning each of our directors serving in such capacity:

Name	Age	Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Director Since
David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors	2026	2008
George R. Whittemore	76	Director	2026	2008
Yehuda “Judah” L. Angster	43	Director	2026	2021

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

Executive Officers

The following table presents certain information as of March 16, 2026 concerning each of our executive officers serving in such capacities:

Name	Age	Principal Occupation and Positions Held
David Lichtenstein	65	Chief Executive Officer and Chairman of the Board of Directors
Mitchell Hochberg	73	President and Chief Operating Officer
Joseph Teichman	52	General Counsel
Seth Molod	62	Chief Financial Officer and Treasurer

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2025, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2025.

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

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at www.lightstonecapitalmarkets.com/sec-filings#doc-section

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers do not receive any cash compensation from us for their services as our officers. We may compensate our officers with restricted shares of our common stock in accordance with our Employee and Director Incentive Restricted Share Plan. Our Board of Directors (including a majority of our independent directors) will determine if and when any of our officers will receive restricted shares of our common stock. Additionally, our officers are officers of one or more of our related parties and are compensated by those entities (including our Sponsor), in part, for their services rendered to us. From our inception through December 31, 2025, we have not compensated the officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Executive Officers

The following table presents certain information as of March 16, 2026 concerning each of our directors and executive officers serving in such capacities:

Name and Address of Beneficial Owner	Number of Shares of Common Stock of Lightstone REIT II Beneficially Owned	Percent of All Common Shares of Lightstone REIT II
David Lichtenstein (1)	20,000	0.13%
George R. Whittemore	-	-
Yehuda “Judah” L. Angster	-	-
Mitchell Hochberg	-	-
Seth Molod	-	-
Joseph Teichman	-	-
Our directors and executive officers as a group (8 persons)	20,000	0.13%

(1)	Includes 20,000 shares owned by our Advisor. Our Advisor is wholly owned by the Sponsor, which is majority owned by David Lichtenstein. The Sponsor served as our sponsor during our Offerings, which terminated on September 27, 2014. The beneficial owner’s business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701.

Employee and Director Incentive Restricted Share Plan

Our Employee and Director Incentive Restricted Share Plan:

●	furnishes incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits;

●	encourages selected persons to accept or continue employment with our advisor and its affiliates; and

●	increases the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our common shares.

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

We have no employees. We are dependent on the Advisor and certain affiliates of our Sponsor for performing a full range of services that are essential to us, including asset management, property management (excluding our hospitality properties which are managed by unrelated third-party property managers) and acquisition, disposition and financing activities, and other general administrative responsibilities; such as tax, accounting, legal, information technology and investor relations services. If the Advisor and certain affiliates of our Sponsor are unable to provide these services to us, we would be required to provide the services ourselves or obtain the services from another party or other parties.

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

Advisor

We pay our Advisor an acquisition fee equal to 0.95% of the gross contractual purchase price (including any mortgage assumed) of each property purchased and will reimburse our Advisor for expenses that it incurs in connection with the purchase of a property. Acquisition fees and expenses are capped at 5% of the gross contractual purchase price of a property. The Advisor is also paid an asset management fee of 0.95% of our average invested assets and we reimburse certain expenses of the Advisor. Total asset management fees paid to the Advisor for both the years ended December 31, 2025 and 2024 were $2.2 million and $2.3 million, respectively.

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

These Subordinated Profits Interests may entitle the Associate General Partner to a portion of any regular distributions that we make to our stockholders, but only after our stockholders have received a stated preferred return. However, there have been no distributions declared on the Subordinated Profits Interests for any periods after December 31, 2019. Since our inception through December 31, 2025, the cumulative distributions declared and paid on the Subordinated Profits Interests were $7.9 million. Any future distributions on the Subordinated Profits Interests will always be subordinated until stockholders receive a stated preferred return.

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the year ended December 31, 2025, we made capital contributions to the Brownmill Joint Venture of $0.1 million. During the years ended December 31, 2025 and 2024, we received distributions from the Brownmill Joint Venture aggregating $5.1 million and $0.8 million, respectively.

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

As of December 31, 2025, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the years ended December 31, 2025 and 2024, we made aggregate capital contributions to the Hilton Garden Inn Joint Venture of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2025 and 2024, we received aggregate distributions from the Hilton Garden Inn Joint Venture of $0.5 million and $1.7 million, respectively.

Consolidated Hotel Joint Venture

As of December 31, 2025, five of our consolidated limited-service hotels are held in the Hotel Joint Venture, a joint venture formed between us and Lightstone REIT I, a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is EisnerAmper LLP, New York, New York, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years presented by our principal accounting firm:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees (a)	$331,000	$320,000
Tax Fees (b)	214,000	229,000

Total Fees	$545,000	$549,000

(a)	Fees for audit services consisted of the audit of Lightstone REIT II’s annual consolidated financial statements and interim reviews of its quarterly consolidated financial statements, including services normally provided in connection with statutory and regulatory filings.

(b)	Fees for tax services.

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

AUDIT COMMITTEE REPORT

To the Directors of Lightstone Value Plus REIT II, Inc.:

We have reviewed and discussed with management Lightstone Value Plus REIT II, Inc.’s audited consolidated financial statements as of and for the year ended December 31, 2025.

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

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the consolidated financial statements referred to above be included in Lightstone Value Plus REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Audit Committee

George R. Whittemore
Yehuda “Judah” L. Angster

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

LIGHTSTONE VALUE PLUS REIT II, INC.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, as part of this Annual Report (and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
1.1(6)	Form of Dealer Manager Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Orchard Securities, LLC.
1.2(5)	Form of Soliciting Dealer Agreement by and between Orchard Securities, LLC and the Soliciting Dealers.
3.1(8)	Lightstone Value Plus Real Estate Investment Trust II, Inc. Second Articles of Amendment and Restatement.
3.2(2)	Bylaws of Lightstone Value Plus Real Estate Investment Trust II, Inc.
4.1(2)	Form of Amended and Restated Agreement of Limited Partnership of Lightstone Value Plus REIT II LP.
4.2(7)	Description of shares
4.3(1)	Third Amended and Restated Agreement dated as of January 30, 2009, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
4.4(4)	Fourth Amended and Restated Agreement dated August 2, 2012, by and among Lightstone Value Plus REIT II LP, Lightstone SLP II LLC, and David Lichtenstein.
5.1(5)	Opinion of Venable LLP.
8.1(5)	Opinion of Proskauer Rose LLP as to tax matters
10.1 (3)	Form of Advisory Agreement by and between Lightstone Value Plus Real Estate Investment Trust II, Inc. and Lightstone Value Plus REIT II LLC.
10.2(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Paragon Retail Property Management LLC, formerly known as Prime Retail Property Management, LLC.
10.3(3)	Form of Management Agreement, by and among Lightstone Value Plus Real Estate Investment Trust II, Inc., Lightstone Value Plus REIT II LP and Beacon Property Management, LLC.
10.4(2)	Form of Employee and Director Incentive Restricted Share Plan.
21*	Subsidiaries of the Registrant.
31.1*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Rule 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	As filed herewith

(1)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on January 30, 2009.

(2)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on November 17, 2008.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 22, 2008.

(4)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on August 10, 2012.

(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-11 that we filed with the Securities and Exchange Commission on September 4, 2012.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q that we filed with the Securities and Exchange Commission on November 16, 2012.

(7)	Previously filed as an exhibit to the Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 30, 2021.

(8)	Previously filed as an exhibit to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 23, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: March 30, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	CAPACITY	DATE

/s/ David Lichtenstein	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2026
David Lichtenstein	(Principal Executive Officer)

/s/ Seth Molod	Chief Financial Officer and Treasurer	March 30, 2026
Seth Molod	(Principal Financial Officer and Principal Accounting Officer)

/s/ George R. Whittemore	Director	March 30, 2026
George R. Whittemore

/s/ Yehuda “Judah” L. Angster	Director	March 30, 2026
Yehuda “Judah” L. Angster