Form 10-Q
period 2026-03-31
Lightstone Value Plus REIT II, Inc.
filed 2026-05-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 7, 2026, there were approximately 15.8 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$25,756	$26,207
Building and improvements	139,368	145,698
Furniture and fixtures	29,419	29,362
Construction in progress	124	111
Gross investment property	194,667	201,378
Less accumulated depreciation	(67,896)	(68,496)
Net investment property	126,771	132,882

Investments in unconsolidated affiliated entities	6,822	7,519
Cash and cash equivalents	21,875	24,952
Marketable securities, available for sale	10,141	10,147
Restricted cash	1,156	1,190
Accounts receivable and other assets	2,952	1,960

Total Assets	$169,717	$178,650

Liabilities and Equity
Accounts payable and other liabilities	$7,665	$7,557
Mortgage payable, net	97,637	97,546
Distributions payable	1,191	1,195
Due to related parties	354	360
Total liabilities	106,847	106,658

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 15.9 million shares issued and outstanding	157	158
Additional paid-in-capital	135,050	135,639
Accumulated deficit	(83,314)	(74,801)

Total stockholders’ equity	51,893	60,996
Noncontrolling interests	10,977	10,996

Total Equity	62,870	71,992

Total Liabilities and Equity	$169,717	$178,650

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$11,082	$10,729

Expenses:
Property operating expenses	8,688	8,310
Real estate taxes	601	568
General and administrative costs	1,041	990
Depreciation and amortization	1,304	1,305
Casualty (gain)/loss, net	(75)	989
Impairment charge	5,167	-

Total expenses	16,726	12,162

Interest expense	(1,839)	(2,076)
Loss from investments in unconsolidated affiliated entities	(173)	(334)
Other income, net	309	117

Net loss	(7,347)	(3,726)

Less: net loss attributable to noncontrolling interests	25	151
Net loss applicable to Company’s common shares	$(7,322)	$(3,575)

Net loss per Company’s common share, basic and diluted	$(0.46)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	15,902	16,065

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

Net loss	-	-	-	(3,575)	(151)	(3,726)
Distributions declared (a)	-	-	-	(1,203)	-	(1,203)
Contributions from noncontrolling interests	-	-	-	-	6	6
Distributions to noncontrolling interests	-	-	-	-	(44)	(44)
Redemption and cancellation of shares	(62)	(1)	(605)	-	-	(606)

BALANCE, March 31, 2025	16,047	$159	$136,800	$(68,733)	$10,857	$79,083

(a) Distributions per share were $0.075.

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2025	15,941	$158	$135,639	$(74,801)	$10,996	$71,992

Net loss	-	-	-	(7,322)	(25)	(7,347)
Distributions declared (a)	-	-	-	(1,191)	-	(1,191)
Contributions from noncontrolling interests	-	-	-	-	6	6
Redemption and cancellation of shares	(54)	(1)	(589)	-	-	(590)

BALANCE, March 31, 2026	15,887	$157	$135,050	$(83,314)	$10,977	$62,870

(a) Distributions per share were $0.075.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,347)	$(3,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,304	1,305
Amortization of deferred financing costs	91	90
Loss from investments in unconsolidated affiliated entities	173	334
Casualty (gain)/loss, net	(75)	625
Impairment charge	5,167	-
Other non-cash adjustments	98	29
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(956)	(445)
Increase in accounts payable and other liabilities	90	561
Decrease in due to related parties	(6)	(2)
Net cash used in operating activities	(1,461)	(1,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(345)	(163)
Purchases of marketable securities	(59)	(23)
Distributions from unconsolidated affiliated entities	533	68
Net cash provided by/(used in) investing activities	129	(118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption and cancellation of common shares	(590)	(606)
Distributions to noncontrolling interests	-	(44)
Contributions from noncontrolling interests	6	6
Distributions to common stockholders	(1,195)	(1,208)
Net cash used in financing activities	(1,779)	(1,852)

Change in cash, cash equivalents and restricted cash	(3,111)	(3,199)
Cash, cash equivalents and restricted cash, beginning of year	26,142	32,077
Cash, cash equivalents and restricted cash, end of period	$23,031	$28,878

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$1,766	$2,003
Distributions declared	$1,191	$1,203

The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in its balance sheets for the periods presented:
Cash and cash equivalents	$21,875	$23,888
Restricted cash	1,156	4,990
Total cash, cash equivalents and restricted cash	$23,031	$28,878

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2026, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of March 31, 2026, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel.

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

As of March 31, 2026, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2026, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of March 31, 2026, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. The accompanying unaudited consolidated financial statements of the Lightstone Value Plus REIT II, Inc. and Subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to the valuation of investment properties and investments in other unconsolidated real estate entities. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

The consolidated balance sheet as of December 31, 2025 included herein has been derived from the consolidated balance sheet included in the Company’s 2025 Form 10-K.

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

For the three months ended March 31, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other income, net” on the consolidated statements of operations.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months ended March 31,
Revenues	2026	2025
Room revenue	$10,169	$9,986
Food, beverage and other revenue	913	743
Total revenues	$11,082	$10,729

Concentration of Risk

As of March 31, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believe that it is not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued  accounting standards update (“ASU”)  2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” ASU 2024-03 will require public business entities to provide more detailed information in the notes to their financial statements about the types of expenses included in commonly presented expense captions. ASU 2024-03 does not require any changes to the expense captions a public business entity presents on the face of its income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

3.	Philadelphia Hotel Portfolio – Impairment Charge

Because of continuing unfavorable economic and local market conditions, the Company determined during the first quarter of 2026 that it would explore the portfolio sale of its two limited-service hotels (the “Aloft - Philadelphia ” and the “Four Points by Sheraton -Philadelphia”) and an adjacent vacant land parcel (collectively, the “Philadelphia Hotel Portfolio”) located in Philadelphia, Pennsylvania. As a result of this change in strategy; the Company determined the carrying value of the Philadelphia Hotel Portfolio was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $5.2 million to reduce the carrying value of the Philadelphia Hotel Portfolio to its estimated fair value of $16.3 million as of March 31, 2026. In estimating the fair value of the Philadelphia Hotel Portfolio, the Company took into consideration various third-party offers obtained from an independent third-party broker.

4.	Investments in Unconsolidated Affiliated Entities

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

During the third quarter of 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture became negative as a result of the Company’s historical cumulative distributions received exceeding its cumulative equity earnings and cumulative capital contributions. Because the Company has historically funded and currently intends to continue to fund its pro rata share of any capital needs of the Brownmill Joint Venture, it will continue to record its pro rata share of the Brownmill Joint Venture’s earnings, including any losses, as incurred. As of both March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture was negative $1.2 million, which is included in accounts payable and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

During the three months ended March 31, 2026 and 2025, the Company received distributions from the Brownmill Joint Venture of $33 and $68, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$1,189	$1,098

Property operating expenses	557	443
Depreciation and amortization	191	184

Operating income	441	471

Interest expense and other, net	(351)	(148)
Net income	$90	$323
Company’s share of net income (48.6%)	$44	$156
Additional depreciation and amortization expense (1)	(21)	(21)
Company’s net income from investment	$23	$135

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of March 31,	As of December 31,
	2026	2025

Investment properties, net	$11,341	$11,524
Cash and restricted cash	1,146	999
Other assets	772	726
Total assets	$13,259	$13,249

Mortgages payable, net	$21,561	$21,518
Other liabilities	706	763
Members’ deficit	(9,008)	(9,032)
Total liabilities and members’ deficit	$13,259	$13,249

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year nonrecourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in the Hilton Garden Inn Joint Venture was $6.8 million and $7.5 million, respectively, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

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

During the three months ended March 31, 2026, the Company received distributions of $0.5 million from the Hilton Garden Joint Venture.

As of March 31, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Three Months Ended March 31,
	2026	2025

Revenues	$2,525	$2,088

Property operating expenses	1,906	1,770
General and administrative costs	14	20
Depreciation and amortization	451	602
Operating income/(loss)	154	(304)
Interest expense and other, net	(548)	(637)

Net loss	$(394)	$(941)

Company’s share of net loss (50%)	$(197)	$(471)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of March 31,	As of December 31,
	2026	2025

Investment property, net	$44,090	$44,503
Cash and restricted cash	2,029	2,433
Other assets	628	1,189
Total assets	$46,747	$48,125

Mortgage payable, net	$32,378	$32,364
Other liabilities	1,296	1,293
Members’ capital	13,073	14,468
Total liabilities and members’ capital	$46,747	$48,125

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,575	$19	$(54)	$3,540
Mutual Funds	6,601	-	-	6,601
Total	$10,176	$19	$(54)	$10,141

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,575	$39	$(9)	$3,605
Mutual Funds	6,542	-	-	6,542
Total	$10,117	$39	$(9)	$10,147

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

As of March 31, 2026 and December 31, 2025, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the three months ended March 31, 2026.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other liabilities, distributions payable and due to related parties approximated their fair values as of March 31, 2026 and December 31, 2025 because of the short maturity of these instruments.

As of March 31, 2026 and December 31, 2025,  the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

Nonrecurring Fair Value Measurement - Philadelphia Hotel Portfolio

During the first quarter of 2026, the Company recorded a non-cash impairment charge of $5.2 million in order to reduce the carrying value of the Philadelphia Hotel Portfolio to its estimated fair value of $16.3 million as of March 31, 2026. In estimating the fair value of the Philadelphia Hotel Portfolio, the Company took into consideration various third-party offers obtained by an independent third-party broker, which were considered Level 2 inputs under the fair value hierarchy described above. See Note 3.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  No amounts were outstanding under this margin loan as of March 31, 2026 and December 31, 2025. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (4.50% as of March 31, 2026).

6.	Mortgage Payable, Net

Mortgage payable, net consisted of the following:

		Weighted Average Interest Rate
Description	Interest Rate	for the Three Months Ended March 31, 2026	Maturity Date	Amount Due at Maturity	As of March 31, 2026	As of December 31, 2025

Revolving Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.12%	September 2026	$97,818	$97,818	$97,818

Total mortgage payable		7.12%		$97,818	97,818	97,818

Less: Deferred financing costs					(181)	(272)

Total mortgage payable, net					$97,637	$97,546

SOFR as of March 31, 2026 and December 31, 2025 was 3.65% and 3.79%, respectively.

Revolving Credit Facility

On October 23, 2023, the Company entered into a loan agreement with a financial institution providing for the Revolving Credit Facility of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Company used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratio (“DSCR”) and debt yield ratio (“DYR”) which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account and during the second quarter of 2025, the lender and the Company agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown on the Revolving Credit Facility reducing its outstanding principal balance to $97.8 million.

As of March 31, 2026, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility aggregate escrows in the amount of $1.2 million were held in restricted cash accounts as of both March 31, 2026 and December 31, 2025. Such escrows have been or may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

As of March 31, 2026, the Company did not meet both the prescribed minimum DSCR and DYR. However, the lender has provided a waiver for both of these financial debt covenants.

The Company expects to extend the maturity of the Revolving Credit Facility from September 15, 2026 to September 15, 2027 pursuant to its first one-year extension option, or refinance the loan on or before its maturity. However, there can be no assurance that the Company will be successful in such endeavors.

7.	Company’s Stockholders’ Equity

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

On November 10, 2025, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on January 15, 2026 to stockholders of record at the close of business on December 31, 2025.

On March 25, 2026, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on April 15, 2026 to stockholders of record at the close of business on March 31, 2026.

On May 11, 2026, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

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

For the three months ended March 31, 2026, the Company repurchased 54,164 Common Shares at a weighted average price per share of $10.89. For the three months ended March 31, 2025, the Company repurchased 61,523 Common Shares at a weighted average price per share of $9.84.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$562	$562

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

Franchise Agreements

As of March 31, 2026, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Lightstone Value Plus REIT II, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to make accretive real estate or real estate-related investments, to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, to fund our anticipated capital expenditures, to meet the amount and timing of anticipated future cash distributions to our stockholders, to grow the estimated net asset value per share of our common stock (“NAV per Share”), and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

Forward-looking statements in this Quarterly Report reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Quarterly Report are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Business and Structure

Lightstone Value Plus REIT II, Inc. (“Lightstone REIT II”), is a Maryland corporation formed on April 28, 2008, which elected to qualify as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes beginning with the taxable year ending December 31, 2009.

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of March 31, 2026, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

Lightstone REIT II and the Operating Partnership and its subsidiaries are collectively referred to as the “Company” and the use of “we,” “our,” “us” or similar pronouns in this Quarterly Report refers to Lightstone REIT II, its Operating Partnership or the Company as required by the context in which such pronoun is used.

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

As of March 31, 2026, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

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

As of March 31, 2026, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of March 31, 2026, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

Concentration of Credit Risk

As of March 31, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

We are not currently aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our operations, other than those referred to above or throughout this Quarterly Report. The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period.

Portfolio Summary –

Consolidated Properties:

				Year to Date March 31,	Percentage Occupied for the Three Months	RevPAR for the Three Months	ADR for the Three Months
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	2026 Available Rooms	Ended March 31, 2026	Ended March 31, 2026	Ended March 31, 2026

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	12,690	66%	$87.11	$132.81

Aloft - Tucson	Tucson, Arizona	1971	154	13,860	70%	$136.62	$196.08

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	12,240	60%	$64.05	$105.93

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	15,930	49%	$52.74	$107.85

Courtyard - Willoughby	Willoughby, Ohio	1999	90	8,100	64%	$79.59	$124.56

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	9,180	44%	$43.00	$96.69

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	8,730	41%	$39.22	$96.62

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	13,590	49%	$68.03	$138.14

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	15,480	63%	$129.66	$205.36

Residence Inn - Needham	Needham, Massachusetts	2013	132	11,880	76%	$104.48	$137.74

		Total	1,352	121,680	59%	$83.64	$142.45

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of March 31, 2026	Annualized Revenue Based on Rents as of March 31, 2026	Annualized Revenue per Square Foot as of March 31, 2026

Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	92%	$3.2 million	$20.24

					Percentage Occupied for the Three Months	RevPAR for the Three Months	ADR for the Three Months
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Year to Date Available Rooms	Ended March 31, 2026	Ended March 31, 2026	Ended March 31, 2026

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	16,470	88%	$143.31	$161.95

Annualized base rent is defined as the minimum monthly base rent due as of March 31, 2026 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the three months ended March 31, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

Comparison of the three months ended March 31, 2026 vs. March 31, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the three months ended March 31, 2026 and 2025 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the three months ended March 31, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced an increase in the percentage of rooms occupied to 59% from 57% and RevPAR to $83.64 from $82.07 while ADR decreased to $142.45 from $144.11.

Revenues

Revenues increased by $0.4 million to $11.1 million during the three months ended March 31, 2026 compared to $10.7 million for the same period in 2025. The increase in revenues during the 2026 period reflects the higher percentage of rooms occupied, partially offset by the lower ADR.

Property operating expenses

Property operating expenses increased by $0.4 million to $8.7 million during the three months ended March 31, 2026 compared to $8.3 million for the same period in 2025. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2026 period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.6 million during both the three months ended March 31, 2026 and 2025.

General and administrative costs

General and administrative were relatively unchanged at $1.0 million during both the three months ended March 31, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization was relatively unchanged at $1.3 million during both the three months ended March 31, 2026 and 2025.

Impairment charge

During the first quarter of 2026, we recorded a non-cash impairment charge of $5.2 million to reduce the carrying values of our Philadelphia Hotel Portfolio to its estimated fair value of $16.3 million as of March 31, 2026. See Note 3 of the Notes to Consolidated Financial Statements.

Casualty (gain)/loss, net

During the first quarter of 2026, we recognized a casualty gain of $0.1 million as a result of an insurance claim related to a small fire and related flooding incident at one of our limited-service hotels, which occurred in November 2025.

In January 2025, one of our limited-service hotels suffered damages to a number of its rooms caused by a fire and related flooding incident. As a result, we recognized a casualty loss, net of $1.0 million during the first quarter of 2025 consisting of the write-off of the physically damaged assets of $0.9 million plus associated remediation costs of $0.4 million, partially offset by proceeds of $0.3 million received under the related insurance claim.

Interest expense

Interest expense decreased by $0.3 million to $1.8 million during the three months ended March 31, 2026 compared to $2.1 million for the same period in 2025. Interest expense is attributable to the variable rate mortgage financing associated with our limited-service hotels and reflects changes in market interest rates and the weighted average principal outstanding during the respective periods.

Loss from investments in unconsolidated affiliated entities

Our loss from investments in unconsolidated affiliated entities was $0.2 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively. Our earnings from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $21.9 million of cash on hand, $1.2 million of restricted cash and $10.1 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and distributions received from our investments in unconsolidated affiliated entities, if any, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Annual Report, which primarily consist of our anticipated operating expenses, scheduled debt service (excluding any balloon payments due before or at maturity) and including our current expectation that we will successfully exercise the first, one-year extension option under our Revolving Credit Facility or refinance the Revolving Credit Facility on or before its scheduled maturity (see “Revolving Credit Facility”), capital expenditures (excluding non-recurring capital expenditures), capital contributions to our investments in unconsolidated affiliated entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of March 31, 2026, we had mortgage indebtedness of $97.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosure to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of March 31, 2026, our total borrowings aggregated $97.8 million which represented 75% of our net assets.

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

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended March 31,
	2026	2025
Asset management fees (general and administrative costs)	$562	$562

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	For the Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(1,461)	$(1,229)
Net cash provided by/(used in) investing activities	129	(118)
Net cash used in financing activities	(1,779)	(1,852)
Change in cash, cash equivalents and restricted cash	(3,111)	(3,199)
Cash, cash equivalents and restricted cash, beginning of year	26,142	32,077
Cash, cash equivalents and restricted cash, end of the period	$23,031	$28,878

Operating activities

The net cash used in operating activities of $1.5 million for the three months ended March 31, 2026 consisted of our net loss of $7.3 million plus the net changes in our operating assets and liabilities of $0.9 million adjusted by depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $6.8 million.

Investing activities

The net cash provided by investing activities of $0.1 million for the three months ended March 31, 2026 consists primarily of the following:

●	capital expenditures of $0.3 million;

●	purchases of marketable securities of $0.1 million; and

●	aggregate distributions of $0.5 million received from the Hilton Garden Inn Joint Venture and Brownmill Joint Venture.

Financing activities

The net cash used in financing activities of $1.8 million for the three months ended March 31, 2026 consists primarily of the following:

●	distributions paid to common stockholders of $1.2 million; and

●	redemption and cancellation of Common Shares of $0.6 million.

Revolving Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a non-recourse revolving credit facility (the “Revolving Credit Facility”) of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Revolving Credit Facility and designated all 10 of our majority-owned and consolidated limited-service hotels as collateral. We used the initial advance from the Revolving Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Revolving Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments with the unpaid principal balance due at maturity. The Revolving Credit Facility provides for borrowings up to 65% of the loan-to-value ratio of properties designated as collateral and also requires the maintenance of certain financial covenants measured at the end of each calendar quarter, including a prescribed minimum debt service coverage ratio (“DSCR”) and minimum debt yield ratio (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Revolving Credit Facility, we deposited $4.0 million into a cash collateral reserve account and during the second quarter of 2025 the lender and the Company agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown on the Revolving Credit Facility reducing its outstanding principal balance to $97.8 million.

As of both March 31, 2026 and December 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $97.8 million, all 10 of our majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the Revolving Credit Facility.

Pursuant to the terms of the Revolving Credit Facility, aggregate escrows in the amount of $1.2 million were held in restricted cash accounts as of both March 31, 2026 and December 31, 2025. Such escrows may be released in accordance with the terms of the Revolving Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

As of March 31, 2026, we did not meet both the prescribed minimum DSCR and DYR. However, the lender has provided a waiver for both of these financial debt covenants.

We currently expect to extend the maturity or the Revolving Credit Facility from September 15, 2026 to September 15, 2027 pursuant to its first one-year extension option, or refinance the loan on or before its maturity. However, there can be no assurance that we will be successful in such endeavors.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of March 31, 2026.

Contractual Mortgage Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$97,818	$-	$-	$-	$-	$-	$97,818
Interest payments(1)	3,840	-	-	-	-	-	3,840
Total Contractual Mortgage Obligations	$101,658	$-	$-	$-	$-	$-	$101,658

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our variable rate debt agreement is based on the one-month SOFR rate. For purposes of calculating future interest amounts on our variable interest rate debt the one-month SOFR rate as of March 31, 2026 was used.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of March 31, 2026 and December 31, 2025. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (4.50% as of March 31, 2026).

Distributions on Common Shares

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

Our distributions, if any, are authorized at the discretion of the Board of Directors based on their analysis of our performance over the previous periods and expectations of performance for future periods. The Board of Directors considers various factors in its determination, including but not limited to, our sources and availability of capital, our operating and interest expenses, our ability to refinance near-term debt, as well as the Internal Revenue Service’s annual distribution requirement that REITs distribute no less than 90% of their taxable income. Although the Board of Directors’ decisions will be substantially influenced by the intention to maintain our federal tax status as a REIT, we cannot provide assurance that we will pay distributions at any particular level, or at all.

On November 10, 2025, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending December 31, 2025. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on January 15, 2026 to stockholders of record at the close of business on December 31, 2025.

On March 25, 2026, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the calendar quarter ending March 31, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution of $1.2 million was paid on April 15, 2026 to stockholders of record at the close of business on March 31, 2026.

On May 11, 2026, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution will be paid on or about the 15th day of the month following the quarter-end to stockholders of record at the close of business on the last day of the quarter end.

SRP

Our share repurchase program (the “SRP”), as amended from time to time by the Board of Directors, may provide eligible stockholders with limited, interim liquidity by enabling them to sell their Common Shares back to us, subject to various restrictions.

Our SRP currently provides for redemption requests to be submitted in connection with either a stockholder’s death or certain hardships and the price for all such purchases has been set at our estimated net asset value per Common Share (“NAV per Share”) as of the date of actual redemption. Our estimated NAV per Share is determined by the Board of Directors and reported by us from time to time. Requests for redemptions in connection with a stockholder’s death must be submitted and received by us within one year of the stockholder’s date of death to be eligible for consideration.

Additionally, the Board of Directors has established that on an annual basis we will not redeem in excess of 0.5% of the number of Common Shares outstanding as of the end of the preceding year for both death redemptions and hardship redemptions. Eligible redemption requests have been and are generally expected to be processed on a quarterly basis and will be subject to proration if the type of redemption requests exceeds its annual limitations (subject to a quarterly factor) as established by the Board of Directors. Furthermore, the Board of Directors may, at their sole discretion, amend or suspend the SRP at any time without any notice to stockholders.

For the three months ended March 31, 2026, we repurchased 54,164 Common Shares at a weighted average price per share of $10.89.  For the three months ended March 31, 2025, we repurchased 61,523 Common Shares at a weighted average price per share of $9.84.

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the three months ended March 31, 2026 and 2025, we received distributions from the Brownmill Joint Venture of $32 and $68, respectively.

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

As of March 31, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the three months ended March 31, 2026, we received distributions of $0.5 million from the Hilton Garden Joint Venture.

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(7,347)	$(3,726)
FFO adjustments:
Depreciation and amortization of real estate assets	1,304	1,305
Casualty (gain)/loss, net	(75)	989
Impairment charge	5,167	-
Adjustments to equity in earnings from unconsolidated affiliated entities	339	411
FFO	(612)	(1,021)
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	(10)	12
Mark-to-market adjustments of debt, derivatives or securities holdings(1)	65	5
MFFO - IPA recommended format	$(557)	$(1,004)

Net loss	$(7,347)	$(3,726)
Less: loss attributable to noncontrolling interests	25	151
Net loss applicable to Company’s common shares	$(7,322)	$(3,575)
Net loss per common share, basic and diluted	$(0.46)	$(0.22)

FFO	$(612)	$(1,021)
Less: FFO attributable to noncontrolling interests	(2)	11
FFO attributable to Company’s common shares	$(614)	$(1,010)
FFO per common share, basic and diluted	$(0.04)	$(0.06)

MFFO - IPA recommended format	$(557)	$(1,004)
Less: MFFO attributable to noncontrolling interests	(2)	11
MFFO attributable to Company’s common shares	$(559)	$(993)

Weighted average number of common shares outstanding, basic and diluted	15,902	16,065

(1)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April, 28, 2008
(date of inception) through
March 31, 2026

FFO attributable to Company’s common shares	$82,594
Distributions declared	$101,017

New Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for further information of any accounting standards that have been adopted during 2026 and any accounting standards that we have not yet been required to implement and may be applicable to our future operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 14, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Loss, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: May 14, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)