Form 10-Q
period 2026-06-30
Lightstone Value Plus REIT II, Inc.
filed 2026-08-14
CIK 1436975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 7, 2026, there were approximately 15.8 million outstanding shares of common stock of Lightstone Value Plus REIT II, Inc., including shares issued pursuant to the distribution reinvestment plan.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data and where indicated in millions)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment property:
Land and improvements	$25,758	$26,207
Building and improvements	139,400	145,698
Furniture and fixtures	29,531	29,362
Construction in progress	467	111
Gross investment property	195,156	201,378
Less accumulated depreciation	(69,125)	(68,496)
Net investment property	126,031	132,882

Investments in unconsolidated affiliated entities	7,137	7,519
Cash and cash equivalents	21,346	24,952
Marketable securities, available for sale	10,224	10,147
Restricted cash	1,285	1,190
Accounts receivable and other assets	4,040	1,960
Total Assets	$170,063	$178,650

Liabilities and Equity
Accounts payable and other liabilities	$9,115	$7,557
Mortgage payable, net	97,727	97,546
Distributions payable	1,189	1,195
Due to related parties	548	360
Total liabilities	108,579	106,658

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred shares, $0.01 par value, 10.0 million shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100.0 million shares authorized, 15.8 and 15.9 million shares issued and outstanding, respectively	157	158
Additional paid-in-capital	134,644	135,639
Accumulated deficit	(84,338)	(74,801)
Total stockholders’ equity	50,463	60,996

Noncontrolling interests	11,021	10,996

Total Equity	61,484	71,992

Total Liabilities and Equity	$170,063	$178,650

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$13,949	$13,348	$25,031	$24,077

Expenses:
Property operating expenses	9,376	8,988	18,064	17,298
Real estate taxes	593	609	1,194	1,177
General and administrative costs	1,152	1,109	2,193	2,099
Depreciation and amortization	1,234	1,312	2,538	2,617
Casualty (gain)/loss, net	(74)	-	(149)	989
Impairment charge	-	-	5,167	-

Total expenses	12,281	12,018	29,007	24,180

Interest expense	(1,840)	(2,038)	(3,679)	(4,114)
Earnings from investments in unconsolidated affiliated entities	181	123	8	(211)
Other income, net	200	20	509	137

Net income/(loss)	209	(565)	(7,138)	(4,291)

Less: net (income)/loss attributable to noncontrolling interests	(44)	1	(19)	152

Net income/(loss) applicable to Company’s common shares	$165	$(564)	$(7,157)	$(4,139)

Net income/(loss) per Company’s common share, basic and diluted	$0.01	$(0.04)	$(0.45)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	15,858	16,017	15,880	16,041

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, March 31, 2025	16,047	$159	$136,800	$(68,733)	$10,857	$79,083

Net loss	-	-	-	(564)	(1)	(565)
Distributions declared (a)	-	-	-	(1,201)	-	(1,201)
Contributions from noncontrolling interests	-	-	-	-	1	1
Redemption and cancellation of shares	(40)	-	(437)	-	-	(437)

BALANCE, June 30, 2025	16,007	$159	$136,363	$(70,498)	$10,857	$76,881

(a)	Distributions per share were $0.075.

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2024	16,109	$160	$137,405	$(63,955)	$11,046	$84,656

Net loss	-	-	-	(4,139)	(152)	(4,291)
Distributions declared (a)	-	-	-	(2,404)	-	(2,404)
Contributions from noncontrolling interests	-	-	-	-	7	7
Distributions to noncontrolling interests	-	-	-	-	(44)	(44)
Redemption and cancellation of shares	(102)	(1)	(1,042)	-	-	(1,043)

BALANCE, June 30, 2025	16,007	$159	$136,363	$(70,498)	$10,857	$76,881

(a)	Distributions per share were $0.150.

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, March 31, 2026	15,887	$157	$135,050	$(83,314)	$10,977	$62,870

Net income	-	-	-	165	44	209
Distributions declared (a)	-	-	-	(1,189)	-	(1,189)
Redemption and cancellation of shares	(38)	-	(406)	-	-	(406)

BALANCE, June 30, 2026	15,849	$157	$134,644	$(84,338)	$11,021	$61,484

(a)	Distributions per share were $0.075.

	Common		Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

BALANCE, December 31, 2025	15,941	$158	$135,639	$(74,801)	$10,996	$71,992

Net loss	-	-	-	(7,157)	19	(7,138)
Distributions declared (a)	-	-	-	(2,380)	-	(2,380)
Contributions from noncontrolling interests	-	-	-	-	6	6
Redemption and cancellation of shares	(92)	(1)	(995)	-	-	(996)

BALANCE, June 30, 2026	15,849	$157	$134,644	$(84,338)	$11,021	$61,484

(a)	Distributions per share were $0.150.

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, CONTINUED:

ITEM 1. FINANCIAL STATEMENTS, CONTINUED:

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,138)	$(4,291)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,538	2,617
Amortization of deferred financing costs	181	181
Earnings from investments in unconsolidated affiliated entities	(8)	211
Casualty (gain)/loss, net	(149)	625
Impairment charge	5,167	-
Other non-cash adjustments	118	(3)
Changes in assets and liabilities:
Increase in accounts receivable and other assets	(1,411)	(835)
Increase in accounts payable and other accrued expenses	554	938
Increase/(decrease) in due to related party	188	(5)

Net cash provided by/(used in) operating activities	40	(562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment property	(536)	(483)
Proceeds from the sale of marketable securities	-	4,500
Purchases of marketable securities	(119)	(47)
Proceeds from property insurance claim	75	300
Contributions to unconsolidated affiliated entities	(146)	(171)
Distributions from unconsolidated affiliated entities	552	307

Net cash (used in)/provided by investing activities	(174)	4,406

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on mortgage payable	-	(4,000)
Contributions from noncontrolling interests	6	7
Distributions to noncontrolling interests	-	(44)
Tender, redemption and cancellation of common shares	(996)	(1,043)
Distributions to common stockholders	(2,387)	(2,412)

Net cash used in financing activities	(3,377)	(7,492)

Change in cash, cash equivalents and restricted cash	(3,511)	(3,648)
Cash, cash equivalents and restricted cash, beginning of year	26,142	32,077
Cash, cash equivalents and restricted cash, end of period	$22,631	$28,429

Supplemental cash flow information for the periods indicated is as follows:

Cash paid for interest	$3,539	$3,998
Distributions declared	$1,189	$1,201

The following is a summary of the Company’s cash, cash equivalents, and restricted cash for the periods presented:
Cash and cash equivalents	$21,346	$27,369
Restricted cash	1,285	1,060
Total cash, cash equivalents and restricted cash	$22,631	$28,429

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

Lightstone REIT II is structured as an umbrella partnership REIT, or UPREIT, and substantially all of its current and future business will be conducted through Lightstone Value Plus REIT II LP, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026, Lightstone REIT II held an approximately 99% general partnership interest in the Operating Partnership’s common units.

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

As of June 30, 2026, the Company (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns one limited-service hotel.

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

As of June 30, 2026, five of the Company’s consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between the Company and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT also sponsored by Sponsor. The Company and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2026, one of the Company’s consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Lightstone REIT II and its Operating Partnership and its subsidiaries, over which the Company exercises financial and operating control. As of June 30, 2026, Lightstone REIT II had a 99% general partnership interest in the common units of the Operating Partnership. All inter-company balances and transactions have been eliminated in consolidation. In addition, interests in entities acquired are evaluated based on accounting principles generally accepted in the U.S. (“GAAP”), and entities deemed to be variable interest entities (“VIE”) in which the Company is the primary beneficiary are also consolidated. If the interest in the entity is determined not to be a VIE, then the entity is evaluated for consolidation based on legal form, economic substance, and the extent to which the Company has control, substantive participating rights or both under the respective ownership agreement. For entities in which the Company has less than a controlling interest or entities which it is not deemed to be the primary beneficiary, it accounts for the investment using the equity method of accounting.

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

For the three and six months ended June 30, 2026 and 2025, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “other income, net” on the consolidated statements of operations.

Revenues

The following table represents the total revenues from hotel operations on a disaggregated basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues	2026	2025	2026	2025
Room revenue	$13,012	$12,432	$23,181	$22,418
Food, beverage and other revenue	937	916	1,850	1,659

Total revenues	$13,949	$13,348	$25,031	$24,077

Concentration of Risk

As of June 30, 2026 and December 31, 2025, the Company had cash deposited in certain financial institutions in excess of U.S. federally insured levels. The Company regularly monitors the financial stability of these financial institutions and currently believe that it is not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

The revenues, costs and expenses, and consolidated net income/(loss) for the reportable segment are the same as those presented on the consolidated statements of operations.

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

3.	Philadelphia Hotel Portfolio – Impairment Charge

Because of continuing unfavorable economic and local market conditions, the Company determined during the first quarter of 2026 that it would explore the portfolio sale of its two limited-service hotels (the “Aloft - Philadelphia” and the “Four Points by Sheraton -Philadelphia”) and an adjacent vacant land parcel (collectively, the “Philadelphia Hotel Portfolio”) located in Philadelphia, Pennsylvania. As a result of this change in strategy; the Company determined the carrying value of the Philadelphia Hotel Portfolio was no longer fully recoverable and therefore, recorded a non-cash impairment charge of $5.2 million to reduce the carrying value of the Philadelphia Hotel Portfolio to its estimated fair value of $16.3 million as of March 31, 2026. In estimating the fair value of the Philadelphia Hotel Portfolio, the Company took into consideration various third-party offers obtained from an independent third-party broker.

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

During the third quarter of 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture became negative as a result of the Company’s historical cumulative distributions received exceeding its cumulative equity earnings and cumulative capital contributions. Because the Company has historically funded and currently intends to continue to fund its pro rata share of any capital needs of the Brownmill Joint Venture, it will continue to record its pro rata share of the Brownmill Joint Venture’s earnings, including any losses, as incurred. As of both June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in the Brownmill Joint Venture was negative $1.2 million, which is included in accounts payable and other liabilities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

During the six months ended June 30, 2026 and 2025, the Company received distributions from the Brownmill Joint Venture of $0.1 million and $0.3 million, respectively.

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

The following table represents the condensed statements of operations for the Brownmill Joint Venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,045	$963	$2,234	$2,061

Property operating expenses	479	382	1,036	825
Depreciation and amortization	188	186	379	370

Operating income	378	395	819	866

Interest expense and other, net	(311)	(148)	(662)	(296)
Net income	$67	$247	$157	$570
Company’s share of net income (48.6%)	$33	$120	$76	$276
Additional depreciation and amortization expense (1)	(21)	(20)	(41)	(41)
Company’s earnings from investment	$12	$100	$35	$235

(1)	Additional depreciation and amortization relates to the amortization of the difference between the cost of the interest in the Brownmill Joint Venture and the amount of the underlying equity in net assets of the Brownmill Joint Venture.

The following table represents the condensed balance sheets for the Brownmill Joint Venture:

	As of June 30,	As of December 31,
	2026	2025

Investment properties, net	$11,189	$11,524
Cash and restricted cash	1,231	999
Other assets	976	726
Total assets	$13,396	$13,249

Mortgages payable, net	$21,605	$21,518
Other liabilities	773	763
Members’ deficit	(8,982)	(9,032)
Total liabilities and members’ deficit	$13,396	$13,249

Hilton Garden Inn Joint Venture

On March 27, 2018, the Company and Lightstone REIT III, a related party REIT also sponsored by the Company’s Sponsor, acquired, through the newly formed Hilton Garden Inn Joint Venture, the Hilton Garden Inn - Long Island City from an unrelated third party, for aggregate consideration of $60.0 million, which consisted of $25.0 million of cash and $35.0 million of proceeds from a five-year nonrecourse mortgage loan from a financial institution (the “Hilton Garden Inn Mortgage”), excluding closing and other related transaction costs. The Company paid $12.9 million for a 50% membership interest in the Hilton Garden Inn Joint Venture. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in the Hilton Garden Inn Joint Venture was $7.1 million and $7.5 million, respectively, which is included in investments in unconsolidated affiliated entities on the consolidated balance sheets.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture was required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

During the six months ended June 30, 2026, the Company received distributions of $0.5 million from the Hilton Garden Joint Venture. During the six months ended June 30, 2026 and 2025, the Company made contributions of $0.1 million and $0.2 million, respectively, to the Hilton Garden Joint Venture.

As of June 30, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial debt covenants.

Hilton Garden Inn Joint Venture Financial Information

The following table represents the condensed statements of operations for the Hilton Garden Inn Joint Venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,583	$3,475	$6,108	$5,563
Property operating expenses	2,074	1,956	3,980	3,726
General and administrative costs	17	9	31	29
Depreciation and amortization	440	434	891	1,036
Operating income	1,052	1,076	1,206	772
Interest expense and other, net	(712)	(1,029)	(1,260)	(1,666)
Net income/(loss)	$340	$47	$(54)	$(894)
Company’s share of earnings (50%)	$170	$24	$(27)	$(447)

The following table represents the condensed balance sheets for the Hilton Garden Inn Joint Venture:

	As of June 30,	As of December 31,
	2026	2025

Investment property, net	$43,696	$44,503
Cash and restricted cash	2,062	2,433
Other assets	1,345	1,189
Total assets	$47,103	$48,125

Mortgage payable, net	$32,355	$32,364
Other liabilities	1,044	1,293
Members’ capital	13,704	14,468
Total liabilities and members’ capital	$47,103	$48,125

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

5.	Marketable Securities, Fair Value Measurements and Margin Loan

Marketable Securities

The following is a summary of the Company’s available for sale securities:

	As of June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,574	$20	$(31)	$3,563
Mutual Funds	6,661	-	-	6,661

Total	$10,235	$20	$(31)	$10,224

	As of December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:

Equity Securities	$3,575	$39	$(9)	$3,605
Mutual Funds	6,542	-	-	6,542

Total	$10,117	$39	$(9)	$10,147

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

As of June 30, 2026 and December 31, 2025, the Company’s mutual funds were classified as Level 1 assets and its equity securities were classified as Level 2 assets. The fair values of the Company’s investments in mutual funds are measured using quoted prices in active markets for identical assets and its investments in equity securities are measured using readily available quoted prices for these securities; however, the markets for the equity securities are not active.

There were no transfers between the level classifications during the six months ended June 30, 2026.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and other assets, accounts payable and other liabilities, distributions payable and due to related parties approximated their fair values as of June 30, 2026 and December 31, 2025 because of the short maturity of these instruments.

As of June 30, 2026 and December 31, 2025, the estimated fair value of our mortgage payable approximated its carrying value because it bears interest at a floating rate.

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

Margin loan

The Company has access to a margin loan from a financial institution that holds custody of certain of the Company’s marketable securities. The margin loan is collateralized by the marketable securities in the Company’s account. The amounts available to the Company under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in its account.  No amounts were outstanding under this margin loan as of June 30, 2026 and December 31, 2025. Any borrowing under the margin loan bear interest at SOFR plus 0.85% (4.48% as of June 30, 2026).

6.	Mortgage Payable, Net

Mortgage payable, net consisted of the following:

Description	Interest Rate	Weighted Average Interest Rate for the Six Months Ended June 30, 2026	Maturity Date	Amount Due at Maturity	As of June 30, 2026	As of December 31, 2025

Credit Facility	SOFR + 3.45% (floor of 6.45%)	7.11%	September 2026	$97,818	$97,818	$97,818

Total mortgage payable		7.11%		$97,818	97,818	97,818

Less: Deferred financing costs					(91)	(272)

Total mortgage payable, net					$97,727	$97,546

SOFR as of June 30, 2026 and December 31, 2025 was 3.63% and 3.79%, respectively.

Credit Facility

On October 23, 2023, the Company entered into a nonrecourse loan agreement with a financial institution providing for a credit facility (the “Credit Facility”) with a revolving feature of up to $106.0 million. At closing, the Company received an initial advance of $101.8 million under the Credit Facility and designated all 10 of its majority-owned and consolidated limited-service hotels as collateral. The Company used the initial advance from the Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments during its initial term with monthly principal and interest payments pursuant to a 25-year amortization schedule thereafter during any lender approved extended term with the unpaid principal balance due at maturity. The Credit Facility previously provided for borrowings up to 65% of the total loan-to-value ratio of the properties designated as collateral and required the maintenance of certain financial covenants measured at the end of each calendar quarter, including prescribed minimum debt service coverage ratios (“DSCR”) and debt yield ratios (“DYR”) which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Credit Facility, the Company deposited $4.0 million into a cash collateral reserve account and during the second quarter of 2025, the lender and the Company agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown on the Credit Facility reducing its outstanding principal balance to $97.8 million.

As of June 30, 2026, all 10 of the Company’s majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the Credit Facility.

Pursuant to the terms of the Credit Facility aggregate escrows in the amount of $1.3 million and $1.2 million were held in restricted cash accounts as of June 30, 2026 and December 31, 2025, respectively. Such escrows have been or may be released in accordance with the terms of the Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

LIGHTSTONE VALUE PLUS REIT II, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share/unit data and where indicated in millions)

(Unaudited)

On July 17, 2026, the Company and the lender entered into a loan modification agreement (the “Loan Modification Agreement”) to the Credit Facility. The Loan Modification Agreement removed the revolving feature under the Credit Facility and also revised the required minimum DSCR and DYR levels as measured for the calendar quarterly periods from June 30, 2026 and thereafter. In connection with the Loan Modification Agreement, the Company deposited $5.0 million into a cash collateral account held by the lender as additional security for the Credit Facility. Additionally, the Loan Modification Agreement requires the Company to either complete the sale of certain hotel properties pledged as collateral prior to August 31, 2026, or deposit an additional $7.5 million into the cash collateral account or provide a letter of credit to the lender in a like amount.

As of June 30, 2026, the Company did not meet the prescribed minimum DYR under the Credit Facility but the lender has provided it with a waiver.

The Company currently expects the lender to approve the first of the two one-year extension options available under the Credit Facility which would extend its maturity date from September 15, 2026 to September 15, 2027. If the lender does not approve the first one-year extension option, the Company would seek to refinance the Credit Facility on or before its initial maturity date. However, there can be no assurance that the lender will approve the first one-year extension option or the Company will be able to successfully refinance the Credit Facility on or before its initial maturity date.

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

On May 11, 2026, the Board of Directors authorized and the Company declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution was paid on July 15, 2026 to stockholders of record at the close of business on June 30, 2026.

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

For the six months ended June 30, 2026, the Company repurchased 92,191 Common Shares at a weighted average price per share of $10.80. For the six months ended June 30, 2025, the Company repurchased 101,744 Common Shares at a weighted average price per share of $10.26.

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

The following table represents the fees incurred associated with the services provided by the Company’s Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	$550	$559	$1,112	$1,121

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

Franchise Agreements

As of June 30, 2026, the Company’s limited-service hotels operated pursuant to various franchise agreements. Under the franchise agreements, the Company generally pays a fee equal to 5% of gross room sales, as defined, and a marketing fund charge ranging from 1.5% to 3.5% of gross room sales. The franchise fees and marketing fund charges are recorded as a component of property operating expenses in the consolidated statements of operations.

The franchise agreements are generally for initial terms ranging from 15 years to 20 years, expiring between 2026 and 2037.

As of June 30, 2026, the Company has received default notices for certain of its limited-service hotels with respect to the franchise agreements pursuant to which they operate.  Although the Company is currently working on remediation plans to address these defaults, there can be no assurance that it will be able to successfully complete the necessary actions to cure these defaults in a timely basis.

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

Lightstone REIT II is structured as an umbrella partnership REIT (“UPREIT”), and substantially all of its current and future business is and will be conducted through Lightstone Value Plus REIT II LP (the “Operating Partnership”), a Delaware limited partnership formed on April 30, 2008. As of June 30, 2026, Lightstone REIT II held a 99% general partnership interest in our Operating Partnership’s common units.

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

As of June 30, 2026, we (i) majority owned and consolidated the operating results and financial condition of 10 limited-service hotels containing a total of 1,352 rooms, (ii) held an unconsolidated 48.6% membership interest in Brownmill, LLC (the “Brownmill Joint Venture”), an affiliated real estate entity that owns two retail properties, and (iii) held an unconsolidated 50% membership interest in LVP LIC Hotel JV LLC (the “Hilton Garden Inn Joint Venture”), an affiliated real estate entity that owns and operates one limited-service hotel. We account for our membership interests in the Brownmill Joint Venture and the Hilton Garden Inn Joint Venture under the equity method of accounting.

The Brownmill Joint Venture owns Browntown Shopping Center, located in Old Bridge, New Jersey, and Millburn Mall, located in Vauxhall, New Jersey. The Brownmill Joint Venture is between us and Lightstone Holdings LLC (“LGH”), a wholly-owned subsidiary of the Lightstone Group LLC (the “Sponsor”), and a related party. We and LGH have 48.6% and 51.4% membership interests in the Brownmill Joint Venture, respectively. The Hilton Garden Inn Joint Venture owns a 183-room, limited-service hotel (the “Hilton Garden Inn – Long Island City”) located in the Long Island City neighborhood in the Queens borough of New York City. The Hilton Garden Inn Joint Venture is between us and Lightstone Value Plus REIT III, Inc. (“Lightstone REIT III”), a related party REIT, which is sponsored by the Sponsor. We and Lightstone REIT III each have a 50% membership interest in the Hilton Garden Inn Joint Venture.

As of June 30, 2026, five of our consolidated limited-service hotels are held in LVP Holdco JV LLC (the “Hotel Joint Venture”), a joint venture formed between us and Lightstone Value Plus REIT I, Inc. (“Lightstone REIT I”), a related party REIT which is sponsored by the Sponsor. We and Lightstone REIT I have 97.5% and 2.5% membership interests in the Hotel Joint Venture, respectively. Additionally, as of June 30, 2026, one of our consolidated limited-service hotels also has ownership interests held by unrelated minority owners. The membership interests of Lightstone REIT I and the unrelated minority owners are accounted for as noncontrolling interests in our consolidated financial statements.

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

Concentration of Credit Risk

As of June 30, 2026 and December 31, 2025, we had cash deposited in certain financial institutions in excess of U.S. federally insured levels. We regularly monitor the financial stability of these financial institutions and currently believe that we are not exposed to any significant credit risk for our cash and cash equivalents or restricted cash.

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

Portfolio Summary –

Consolidated Properties:

				Year to Date June 30, 2026	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Available Rooms	June 30, 2026	June 30, 2026	June 30, 2026

Fairfield Inn - East Rutherford	East Rutherford, New Jersey	1990	141	25,521	71%	$108.50	$153.54

Aloft - Tucson	Tucson, Arizona	1971	154	27,874	66%	$112.83	$171.48

Aloft - Philadelphia	Philadelphia, Pennsylvania	2008	136	24,616	69%	$82.18	$119.72

Four Points by Sheraton - Philadelphia	Philadelphia, Pennsylvania	1985	177	32,037	58%	$69.47	$119.19

Courtyard - Willoughby	Willoughby, Ohio	1999	90	16,290	71%	$96.06	$135.48

Fairfield Inn - DesMoines	West Des Moines, Iowa	1997	102	18,462	52%	$56.08	$107.79

SpringHill Suites - DesMoines	West Des Moines, Iowa	1999	97	17,557	49%	$53.13	$108.00

Courtyard - Parsippany	Parsippany, New Jersey	2001	151	27,331	57%	$85.00	$149.19

Hyatt Place - New Orleans	New Orleans, Louisiana	1996	172	31,132	66%	$123.45	$187.39

Residence Inn - Needham	Needham, Massachusetts	2013	132	23,892	80%	$139.52	$174.44

		Total	1,352	244,712	64%	$94.79	$147.81

Unconsolidated Affiliated Entities:

Retail	Location	Year Built	Leasable Square Feet	Percentage Occupied as of June 30, 2026	Annualized Revenue Based on Rents as of June 30, 2026	Annualized Revenue per Square Foot as of June 30, 2026

Browntown Shopping Center and Millburn Mall	Old Bridge and Vauxhall, New Jersey	1962	156,028	92%	$3.2 million	$20.29

				Year to Date	Percentage Occupied for the Six Months Ended	RevPAR for the Six Months Ended	ADR for the Six Months Ended
Hospitality - Limited-Service Hotel	Location	Year Built	Rooms	Available Rooms	June 30, 2026	June 30, 2026	June 30, 2026

Hilton Garden Inn - Long Island City	Long Island City, New York	2014	183	33,123	87%	$173.86	$199.76

Annualized base rent is defined as the minimum monthly base rent due as of June 30, 2026 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants’ sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Critical Accounting Policies and Estimates

There were no material changes during the six months ended June 30, 2026 to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

Comparison of the three months ended June 30, 2026 vs. June 30, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the three months ended June 30, 2026 and 2025 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the three months ended June 30, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced an increase in ADR to $152.29 from $145.31 and in RevPAR to $105.81 from $101.08 while the percentage of rooms occupied remained unchanged at 70% for both periods.

Revenues

Revenues increased by $0.6 million to $13.9 million during the three months ended June 30, 2026 compared to $13.3 million for the same period in 2025. The increase in revenues during the 2026 period reflects the higher ADR.

Property operating expenses

Property operating expenses increased by $0.4 million to $9.4 million during the three months ended June 30, 2026 compared to $9.0 million for the same period in 2025. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2026 period.

Real estate taxes

Real estate taxes were relatively unchanged at $0.6 million during both the three months ended June 30, 2026 and 2025.

General and administrative costs

General and administrative were relatively unchanged at $1.1 million during both the three months ended June 30, 2026 and 2025.

Depreciation and amortization

Depreciation and amortization decreased slightly by $0.1 million to $1.2 million during the three months ended June 30, 2026 compared to $1.3 million for the same period in 2025.

Casualty (gain)/loss, net

During the second quarter of 2026, we recognized a casualty gain of $0.1 million as a result of an insurance claim related to a small fire and related flooding incident at one of our limited-service hotels, which occurred in January 2025.

Interest expense

Interest expense decreased by $0.2 million to $1.8 million during the three months ended June 30, 2026 compared to $2.0 million for the same period in 2025. Interest expense is attributable to the variable rate mortgage financing associated with our limited-service hotels and reflects changes in market interest rates and the weighted average principal outstanding during the respective periods.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. Our income from investments in unconsolidated affiliated entities was $0.2 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Comparison of the six months ended June 30, 2026 vs. June 30, 2025

Consolidated

Our consolidated revenues, property operating expenses, real estate taxes, general and administrative costs and depreciation and amortization for the six months ended June 30, 2026 and 2025 are attributable to our 10 majority-owned and consolidated limited-service hotels.

During the six months ended June 30, 2026 compared to same period in 2025, our consolidated hospitality portfolio experienced increases in the percentage of rooms occupied to 64% from 63%, in ADR to $147.81 from $144.81 and in RevPAR to $94.79 from $91.65.

Revenues

Revenues increased by $0.9 million to $25.0 million during the six months ended June 30, 2026 compared to $24.1 million for the same period in 2025. The increase in revenues during the 2026 period reflects the higher ADR and percentage of rooms occupied.

Property operating expenses

Property operating expenses increased by $0.8 million to $18.1 million during the six months ended June 30, 2026 compared to $17.3 million for the same period in 2025. The increase reflects higher room and other operating expenses resulting from increased labor and utility costs during the 2026 period.

Real estate taxes

Real estate taxes were relatively unchanged at $1.2 million during both the six months ended June 30, 2026 and 2025.

General and administrative costs

General and administrative increased slightly by $0.1 million to $2.2 million during the six months ended June 30, 2026 compared to $2.1 million for the same period in 2025.

Depreciation and amortization

Depreciation and amortization decreased slightly by $0.1 million to $2.5 million during the six months ended June 30, 2026 compared to $2.6 million for the same period in 2025.

Impairment charge

During the first quarter of 2026, we recorded a non-cash impairment charge of $5.2 million to reduce the carrying values of our Philadelphia Hotel Portfolio to its estimated fair value of $16.3 million as of March 31, 2026. See Note 3 of the Notes to Consolidated Financial Statements.

Casualty (gain)/loss, net

During the first half of 2026, we recognized an aggregate casualty gain of $0.1 million as a result of insurance claims at our limited-service hotels, which occurred in 2025.

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

Interest expense

Interest expense decreased by $0.4 million to $3.7 million during the six months ended June 30, 2026 compared to $4.1 million for the same period in 2025. Interest expense is attributable to the variable rate mortgage financing associated with our limited-service hotels and reflects changes in market interest rates and the weighted average principal outstanding during the respective periods.

Earnings from investments in unconsolidated affiliated entities

Our earnings from investments in unconsolidated affiliated entities is attributable to our ownership interests in the Hilton Garden Inn Joint Venture and the Brownmill Joint Venture. Our income from investments in unconsolidated affiliated entities was $8 during the six months ended June 30, 2026 compared to a loss of $0.2 million during the six months ended June 30, 2025.

Noncontrolling interests

The income or loss allocated to noncontrolling interests relates to the interest in our Operating Partnership held by our Advisor, the membership interest held by Lightstone REIT I in the Hotel Joint Venture, and the ownership interests held by unrelated minority owners in one of our limited-service hotels.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2026, we had $21.3 million of cash on hand, $1.3 million of restricted cash and $10.2 million of marketable securities. We currently believe that these items, along with revenues generated from our properties, interest and dividend income earned on our marketable securities, proceeds from the potential sale of marketable securities, and distributions received from our investments in unconsolidated affiliated entities, if any, will be sufficient to satisfy our expected cash requirements for at least twelve months from the date of filing this Quarterly Report, which primarily consist of our anticipated operating expenses, scheduled debt service and including our current expectation that the lender will approve the first of the two, one-year extension options available under the  Credit Facility which would extend its maturity date from September 15, 2026 to September 15, 2027 or if the lender does not approve the first one-year extension option, we would seek to refinance the Credit Facility on or before its initial maturity date (see “Credit Facility”), capital expenditures, capital contributions to our investments in unconsolidated affiliated entities, if any, redemptions and cancellations of Common Shares, if approved, and distributions, if any, required to maintain our status as a REIT for the foreseeable future. However, we may also obtain additional funds, if necessary, through selective asset dispositions, joint venture arrangements, new borrowings and refinancing of existing borrowings.

As of June 30, 2026, we had mortgage indebtedness of $97.8 million. We have and intend to continue to limit our aggregate long-term permanent borrowings to 75% of the aggregate fair market value of all properties unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders. Market conditions will dictate the overall leverage limit; as such our aggregate long-term permanent borrowings may be less than 75% of aggregate fair market value of all properties. We may also incur short-term indebtedness, having a maturity of two years or less.

Our charter provides that the aggregate amount of our borrowing, both secured and unsecured, may not exceed 300% of net assets in the absence of a justification showing that a higher level is appropriate. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any excess in borrowing over such 300% of net assets level must be approved by a majority of our independent directors and disclosure to our stockholders in our next quarterly report to stockholders, along with justification for such excess. Market conditions will dictate our overall leverage limit; as such our aggregate borrowings may be less than 300% of net assets. As of June 30, 2026, our total borrowings aggregated $97.8 million which represented 75% of our net assets.

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

The following table represents the fees incurred associated with the services provided by our Advisor:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Asset management fees (general and administrative costs)	$550	$559	$1,112	$1,121

Summary of Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows:

	For the Six Months Ended June 30,
	2026	2025

Net cash provided by/(used in) operating activities	$40	$(562)
Net cash (used in)/provided by investing activities	(174)	4,406
Net cash used in financing activities	(3,377)	(7,492)
Change in cash, cash equivalents and restricted cash	(3,511)	(3,648)
Cash, cash equivalents and restricted cash, beginning of year	26,142	32,077
Cash, cash equivalents and restricted cash, end of the period	$22,631	$28,429

Operating activities

The net cash provided by operating activities of $40 for the six months ended June 30, 2026 consisted of our net loss of $7.1 million plus the net changes in our operating assets and liabilities of $0.7 million adjusted by the impairment charge, depreciation and amortization, amortization of deferred financing costs and all other non-cash items aggregating $7.8 million.

Investing activities

The net cash used in investing activities of $0.2 million for the six months ended June 30, 2026 consists primarily of the following:

●	capital expenditures of $0.5 million;

●	purchases of marketable securities of $0.1 million;

●	contributions of $0.1 million to the Hilton Garden Inn Joint Venture;

●	proceeds from property insurance claim of $0.1 million; and

●	aggregate distributions of $0.6 million received from the Hilton Garden Inn Joint Venture and Brownmill Joint Venture.

Financing activities

The net cash used in financing activities of $3.4 million for the six months ended June 30, 2026 consists primarily of the following:

●	distributions paid to common stockholders of $2.4 million; and

●	redemption and cancellation of Common Shares of $1.0 million.

Credit Facility

On October 23, 2023, we entered into a loan agreement with a financial institution providing for a nonrecourse credit facility (the “Credit Facility”) with a revolving feature of up to $106.0 million. At closing, we received an initial advance of $101.8 million under the Credit Facility and designated all 10 of our majority-owned and consolidated limited-service hotels as collateral. We used the initial advance from the Credit Facility to repay in full a maturing revolving loan with the same financial institution, which was also secured by the same 10 hotel properties. The Credit Facility bears interest at SOFR plus 3.45%, subject to a 6.45% floor, with an initial scheduled maturity of September 15, 2026, subject to two, one-year extension options at the sole discretion of the lender, and provides for monthly interest-only payments during its initial terms with monthly principal and interest payments pursuant to a 25-year amortization schedule thereafter during any lender approved extended term with the unpaid principal balance due at maturity. The Credit Facility provided for borrowings up to 65% of the total loan-to-value ratio of the properties designated as collateral and also required the maintenance of certain financial covenants measured at the end of each calendar quarter, including various prescribed minimum debt service coverage ratios (“DSCR”) and minimum debt yield ratios (“DYR”), which if not met may also be achieved through principal paydowns on the outstanding balance as discussed below. In connection with entering into the Credit Facility, we deposited $4.0 million into a cash collateral reserve account and subsequently during the second quarter of 2025 the lender and the Company agreed to use the $4.0 million of funds held in the cash collateral reserve account to make a principal paydown on the Credit Facility reducing its outstanding principal balance to $97.8 million.

As of both June 30, 2026 and December 31, 2025, the outstanding principal balance of the Credit Facility was $97.8 million, all 10 of our majority-owned and consolidated limited-service hotel properties remained pledged as collateral and no additional borrowings were available under the revolving feature of the Credit Facility.

Pursuant to the terms of the Credit Facility, aggregate escrows in the amount of $1.3 million and $1.2 million were held in restricted cash accounts as of June 30, 2026 and December 31, 2025, respectively. Such escrows may be released in accordance with the terms of the Credit Facility for payments of real estate taxes, debt service, insurance and capital improvements.

 On July 17, 2026, we and the lender entered into a loan modification agreement (the “Loan Modification Agreement”) to the Credit Facility. The Loan Modification Agreement removed the revolving feature under the Credit Facility and revised the various required minimum DSCR and DYR levels as measured for the calendar quarterly periods from June 30, 2026 and thereafter. In connection with the Loan Modification Agreement, we deposited $5.0 million into a cash collateral account held by the lender as additional security for the Credit Facility. Additionally, the Loan Modification Agreement requires us to either complete the sale of certain hotel properties pledged as collateral under the Credit Facility prior to August 31, 2026, or deposit an additional $7.5 million into the cash collateral account or provide a letter of credit to the lender in a like amount.

As of June 30, 2026, we did not meet the prescribed minimum DYR under the Credit Facility but the lender has provided us with a waiver.

We currently expect the lender to approve the first of the two, one-year extension options available under the Credit Facility which would extend its maturity date from September 15, 2026 to September 15, 2027, If the lender does not approve the first one-year extension option, we would seek to refinance the Credit Facility on or before its initial maturity date. However, there can be no assurance that the lender will approve the first one-year extension option or we will be able to successfully refinance the Credit Facility on or before its initial maturity date.

Contractual Mortgage Obligations

The following is a summary of our estimated contractual mortgage obligations over the next five years and thereafter as of June 30, 2026.

Contractual Mortgage Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$97,818	$-	$-	$-	$-	$-	$97,818
Interest payments(1)	2,059	-	-	-	-	-	2,059
Total Contractual Mortgage Obligations	$99,877	$-	$-	$-	$-	$-	$99,877

(1)	These amounts represent future interest payments related to our mortgage payable obligations based on the interest rate specified in the associated debt agreement. Our variable rate debt agreement is based on the one-month SOFR rate. For purposes of calculating future interest amounts on our variable interest rate debt the one-month SOFR rate as of June 30, 2026 was used.

Margin Loan

We have access to a margin loan from a financial institution that holds custody of certain of our marketable securities. The margin loan is collateralized by the marketable securities in our account. The amounts available to us under the margin loan are at the discretion of the financial institution and not limited to the amount of collateral in our account. No amounts were outstanding under this margin loan as of June 30, 2026 and December 31, 2025. Any borrowings under the margin loan bear interest at SOFR plus 0.85% (4.48% as of June 30, 2026).

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

On May 11, 2026, the Board of Directors authorized and we declared a Common Share distribution of $0.075 per share for the quarterly period ending June 30, 2026. The distribution is the pro rata equivalent of an annual distribution of $0.30 per share, or an annualized rate of 3% based on a share price of $10.00. The distribution was paid on July 15, 2026 to stockholders of record at the close of business on June 30, 2026.

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

For the six months ended June 30, 2026, we repurchased 92,191 Common Shares at a weighted average price per share of $10.80. For the six months ended June 30, 2025, we repurchased 101,744 Common Shares at a weighted average price per share of $10.26.

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

Our 48.6% membership interest in the Brownmill Joint Venture is a non-managing interest. LGH is the majority owner and manager of the Brownmill Joint Venture. Profits, cash contributions and cash distributions are allocated in accordance with each investor’s ownership percentage. We account for our investment in the Brownmill Joint Venture in accordance with the equity method of accounting. During the six months ended June 30, 2026 and 2025, we received distributions from the Brownmill Joint Venture of $0.1 million and $0.3 million, respectively.

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

On May 31, 2023, the Hilton Garden Inn Mortgage was further amended to provide for (i) an extension of the maturity date for an additional five years, (ii) the interest rate to be adjusted to SOFR plus 3.25%, subject to a 6.41% floor, (iii) interest-only payments for the first two years of its extended term with principal and interest payments pursuant to a 300-month amortization schedule thereafter and the remaining unpaid balance due in full at its maturity date of May 31, 2028, and (iv) certain changes to its financial covenants. Additionally, the Hilton Garden Inn Joint Venture was required to fund an aggregate of $1.3 million, through monthly payments of $37 from May 31, 2023 through June 1, 2026, into a cash collateral reserve account which may be drawn upon for specified capital expenditures.

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

As of June 30, 2026, the Hilton Garden Inn Joint Venture was in compliance with all of its financial covenants.

During the six months ended June 30, 2026, we received distributions of $0.5 million from the Hilton Garden Joint Venture. During the six months ended June 30, 2026 and 2025, we made contributions of $0.1 million and $0.2 million, respectively, to the Hilton Garden Joint Venture.

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

Our calculations of FFO and MFFO are presented below. Items are presented net of non-controlling interest portions where applicable.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss)	$209	$(565)	$(7,138)	$(4,291)
FFO adjustments:
Depreciation and amortization of real estate assets	1,234	1,312	2,538	2,617
Gain on sale of investment property	-	-	-	-
Casualty (gain)/loss, net	(74)	-	(149)	989
Impairment charge	-	-	5,167	-
Adjustments to equity in earnings from unconsolidated affiliated entities	332	328	671	739
FFO	1,701	1,075	1,089	54
MFFO adjustments:
Adjustments to equity in earnings from unconsolidated affiliated entities	(30)	19	(40)	31
Mark-to-market adjustments(2)	(24)	(160)	41	(154)
Non-recurring (gains)/losses from extinguishment/sale of debt, derivatives or securities holdings(1)	-	90	-	90
MFFO - IPA recommended format	$1,647	$1,024	$1,090	$21

Net income/(loss)	$209	$(565)	$(7,138)	$(4,291)
Less: (income)/loss attributable to noncontrolling interests	(44)	1	(19)	152
Net income/(loss) applicable to Company’s common shares	$165	$(564)	$(7,157)	$(4,139)
Net income/(loss) per common share, basic and diluted	$0.01	$(0.04)	$(0.45)	$(0.26)

FFO	$1,701	$1,075	$1,089	$54
Less: FFO attributable to noncontrolling interests	(70)	(49)	(72)	(38)
FFO attributable to Company’s common shares	$1,631	$1,026	$1,017	$16
FFO per common share, basic and diluted	$0.10	$0.06	$0.06	$-

MFFO - IPA recommended format	$1,647	$1,024	$1,090	$21
Less: MFFO attributable to noncontrolling interests	(70)	(49)	(72)	(38)
MFFO attributable to Company’s common shares	$1,577	$975	$1,018	$(17)

Weighted average number of common shares outstanding, basic and diluted	15,858	16,017	15,880	16,041

(1)	Management believes that adjusting for gains or losses related to extinguishment/sale of debt, derivatives or securities holdings is appropriate because they are items that may not be reflective of ongoing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods.
(2)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are nonrecurring items that may not be reflective of ongoing operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. Mark-to-market adjustments are made for items such as ineffective derivative instruments, certain marketable securities and any other items that GAAP requires we make a mark-to-market adjustment for. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

The table below presents our cumulative distributions declared and cumulative FFO attributable to our common shares:

For the period April 28, 2008
(date of inception) through
June 30, 2026

FFO attributable to Company’s common shares	$84,225
Distributions declared	$102,206

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”
101*	XBRL (eXtensible Business Reporting Language).The following financial information from Lightstone Value Plus REIT II, Inc. on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 14, 2026, formatted in XBRL includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to the Consolidated Financial Statement.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTSTONE VALUE PLUS REIT II, INC.

Date: August 14, 2026	By:	/s/ David Lichtenstein
David Lichtenstein
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Seth Molod
Seth Molod
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)